Form 10-Q
period 2014-03-31
Time Inc.
filed 2014-05-14
CIK 1591517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36218

TIME INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3486363
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1271 Avenue of the Americas, New York, NY	10020
(Address of Principal Executive Offices)	(Zip Code)
(212)  522-1212
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),* and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of
Common Stock — $0.01 par value	May 9, 2014**
100
*The registrant became subject to the requirements on May 9, 2014.
**As of May 9, 2014, none of the voting stock of the registrant is held by a non-affiliate of the registrant. There is no publicly-traded market for any class of voting stock of the registrant. There is one holder of record of the registrant's equity, Time Warner Inc.

PUBLISHING BUSINESS OF TIME WARNER INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1.     Combined Financial Statements
PUBLISHING BUSINESS OF TIME WARNER INC.
COMBINED BALANCE SHEETS
(Unaudited; millions)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$51	$46
Receivables, less allowances of $276 and $281	414	489
Inventories, net of reserves	63	56
Deferred income taxes	75	75
Prepaid expenses and other current assets	133	97
Total current assets	736	763

Property, plant and equipment, net	494	534
Intangible assets subject to amortization, net	1,150	582
Intangible assets not subject to amortization	—	586
Goodwill	3,174	3,162
Other assets	72	47
Total assets	$5,626	$5,674

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$499	$534
Deferred revenue	468	449
Total current liabilities	967	983

Long-term debt	38	38
Deferred income taxes	298	313
Deferred revenue	129	135
Other noncurrent liabilities	213	163
Commitments and Contingencies (Note 8)

Equity
Divisional equity	4,079	4,158
Accumulated other comprehensive income (loss), net	(98)	(116)
Total equity	3,981	4,042
Total liabilities and equity	$5,626	$5,674

See accompanying notes.

PUBLISHING BUSINESS OF TIME WARNER INC.
COMBINED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited; millions)

	2014	2013
Revenues	$745	$737
Costs of revenues	(311)	(304)
Selling, general and administrative expenses	(394)	(379)
Amortization of intangible assets	(19)	(10)
Restructuring and severance costs	(115)	(53)
Asset impairments	(26)	—
Operating income (loss)	(120)	(9)
Interest income (expense), net	(1)	(1)
Other income (expense), net	5	—
Income (loss) before income taxes	(116)	(10)
Income tax (provision) benefit	42	2
Net income (loss)	$(74)	$(8)

See accompanying notes.

PUBLISHING BUSINESS OF TIME WARNER INC.
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31,
(Unaudited; millions)

	2014	2013
Net income (loss)	$(74)	$(8)

Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	28	(58)

Benefit obligations:
Unrealized gains (losses) occurring during the period	(11)	8
Reclassification adjustment for (gains) losses realized in net income	1	1
Net benefit obligations	(10)	9

Other comprehensive income (loss)	18	(49)

Comprehensive income (loss)	$(56)	$(57)

See accompanying notes.

PUBLISHING BUSINESS OF TIME WARNER INC.
COMBINED STATEMENTS OF CASH FLOWS
Three Months Ended March 31,
(Unaudited; millions)

	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(74)	$(8)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	43	32
Asset impairments	26	—
Loss on investments and other assets, net	1	—
Equity in (gains) losses of investee companies, net of cash distributions	2	1
Equity-based compensation	2	7
Deferred income taxes	(11)	(5)
Changes in operating assets and liabilities	11	(28)
Cash provided by (used in) operations	—	(1)

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(12)	(1)
Capital expenditures	(7)	(6)
Cash provided by (used in) investing activities	(19)	(7)

FINANCING ACTIVITIES
Excess tax benefit from equity instruments	12	18
Net transfers from (to) Time Warner	12	(21)
Cash provided by (used in) financing activities	24	(3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5	(11)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46	81
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51	$70

See accompanying notes.

PUBLISHING BUSINESS OF TIME WARNER INC.
COMBINED STATEMENTS OF EQUITY
Three Months Ended March 31,
(Unaudited; millions)

	2014	2013
BALANCE, BEGINNING OF PERIOD	$4,042	$4,284
Net income (loss)	(74)	(8)
Other comprehensive income (loss)	18	(49)
Net transactions with Time Warner parent	(5)	12
BALANCE, END OF PERIOD	$3,981	$4,239

See accompanying notes.

PUBLISHING BUSINESS OF TIME WARNER INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts; unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
On March 6, 2013, Time Warner Inc. ("Time Warner") announced plans for the complete legal and structural separation (the "Spin-Off") of its Time Inc. segment (the "Publishing Business") as described in Time Warner's Annual Report on Form 10-K for the year ended December 31, 2013 from Time Warner. To effect the Spin-Off, Time Warner is undertaking a series of internal transactions, following which Time Inc., Time Warner's wholly owned subsidiary, will hold the Publishing Business. (See Note 13, Subsequent Events, for additional information on the internal transactions.) The Spin-Off will be completed by way of a pro rata dividend on June 6, 2014 of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014 (the "Record Date"). Following the Spin-Off, Time Warner stockholders will own 100% of the outstanding shares of common stock of Time Inc. and Time Inc. will operate as an independent publicly-traded company.
Unless the context otherwise requires, references in these Notes to Combined Financial Statements to "we", "us", "our", and the "Company" refer to Time Inc. after giving effect to the internal transactions and the Spin-Off.
We are the largest magazine publisher in the United States based on both readership and print advertising revenues and the largest magazine publisher in the U.K. based on print newsstand revenues. As of March 31, 2014, we published 23 magazines in print in the United States, including People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly and Fortune and over 70 magazines outside the United States, primarily through IPC Magazines Group Limited ("IPC") in the U.K. and Grupo Editorial Expansión ("GEX") in Mexico. Our U.S. and U.K. print magazines are also available as tablet editions on digital devices and platforms. In addition, as of March 31, 2014, we operated over 45 websites that collectively have tens of millions of average monthly unique visitors around the world. We also operate an integrated publishing business that provides content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including magazine subscription sales services, retail distribution and marketing services and customer service and fulfillment services, to us and other third-party clients, including other magazine publishers.
Basis of Presentation
The accompanying unaudited combined interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, these unaudited combined interim financial statements do not include all of the information and notes required for complete annual financial statements. The accompanying unaudited combined interim financial statements should be read in conjunction with the Company's audited combined financial statements and notes thereto for the year ended December 31, 2013 contained in the Company's Registration Statement on Form 10 filed with the SEC on November 22, 2013, as amended.
The combined interim financial statements presented in this Form 10-Q are unaudited; however, in the opinion of management, such unaudited combined interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. All intercompany transactions and account balances between the combined businesses have been eliminated.
The unaudited combined interim financial statements have been prepared on a stand-alone basis and were derived from Time Warner's consolidated financial statements and accounting records. The unaudited combined interim financial statements include our assets, liabilities, revenues, expenses and cash flows. For each of the periods presented, the entities that are part of the Publishing Business were each separate indirect wholly owned subsidiaries of Time Warner. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly-traded company during the periods presented.
In connection with the Spin-Off, we will enter into agreements with Time Warner that either did not exist historically or that will be on different terms than the terms of arrangements or agreements that existed prior to the Spin-Off. In addition, our historical financial information does not reflect changes that we expect to experience in the future as a result of the separation from Time Warner, including changes in the financing, operations, cost structure and personnel needs of our business. Further, the historical financial statements include allocations of certain Time Warner corporate expenses. We believe the assumptions and methodologies underlying the allocation of these expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by us if we had operated as an independent publicly-traded company or of the costs expected to be incurred in the future. These allocated expenses relate to various services that have historically been provided to us by Time Warner, including cash management and other treasury services, administrative services (such as tax, human resources and employee benefit administration) and certain global marketing and IT services. During the three months ended March 31, 2014 and 2013, we incurred $4 and $6, respectively, of expenses related to charges for services performed by Time Warner. See Note 9 for further information regarding the allocation of Time Warner corporate expenses.
The financial position and operating results of most of our foreign operations are combined or consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Translation gains or losses on assets and liabilities are included as a component of Accumulated other comprehensive income (loss), net.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
Significant estimates and judgments inherent in the preparation of the unaudited combined interim financial statements include accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, magazine and product returns, pension and other postretirement benefits, equity-based compensation, income taxes, contingencies, and litigation matters.
Accounting Guidance Adopted in 2014
Presentation of Unrecognized Tax Benefits
On January 1, 2014, we adopted, on a prospective basis, guidance that requires a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of a jurisdiction or the tax law of a jurisdiction does not require it, and we do not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of this guidance had no impact on our unaudited combined interim financial statements.
Accounting Guidance Not Yet Adopted
In April 2014, guidance was issued that raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that has been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity's continuing involvement with a discontinued operation following disposal, and retained equity method investments in a discontinued operation. This guidance will become effective on a prospective basis for us on January 1, 2015 and is not expected to have a material impact on our financial statements.
Interim Impairment Testing of Goodwill and Long-Lived Assets
Goodwill is tested annually for impairment during the fourth quarter of each fiscal year or earlier upon the occurrence of certain events or substantive changes in circumstances. Long-lived assets, including Property, plant and equipment and finite-lived Intangible assets, do not require that an annual impairment test be performed. Instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. As a result of Time Warner's decision to spin off Time Inc., we assessed our Goodwill and long-lived assets for impairment as of March 31, 2014.
The March 31, 2014 impairment test did not result in an impairment of Goodwill because the fair value of our reporting unit exceeded its carrying value by approximately 5%. Had the fair value of our reporting unit been less than its carrying value, we would have been required to perform the second step of the impairment review process to determine the ultimate amount of the impairment loss to record. The significant assumptions utilized in the impairment test included projected future cash flows from our 2014 budget and long-range plan, a discount rate of 10.5%, a terminal growth rate of 1.0% and a market multiple of 7.5x earnings.
Although the March 31, 2014 impairment test did not result in an impairment of Goodwill, we are experiencing declines in our print advertising and circulation revenues as a result of market conditions in the magazine publishing industry. Our senior management has prepared a long-range plan that served as the basis for the discounted cash flow ("DCF") analysis used in the March 31, 2014 impairment review. If market conditions worsen as compared to the assumptions incorporated in that long-range plan, if market conditions associated with valuation multiples of comparable companies or our own publicly traded common stock decline, or if our performance fails to meet current expectations, it is possible that the carrying value of our reporting unit will exceed its fair value, which could result in the recognition of a noncash impairment of Goodwill that could be material.
Effective January 1, 2014, certain tradenames with a carrying value totaling approximately $586 that were previously assigned indefinite lives have been assigned finite lives of 17 years. We recorded amortization expense of approximately $9 on these tradenames during the three months ended March 31, 2014. For the year ending December 31, 2014, we expect to record total amortization expense of approximately $34 related to these intangible assets.
The impairment test for long-lived assets utilized estimates of undiscounted future cash flows based on the use of the assets for their remaining useful life. During the three months ended March 31, 2014, we recorded fixed asset impairments of approximately $26 primarily related to a building that we classified as held for sale during the period as well as our exit of certain leased properties. The asset held for sale was recorded at its fair value less costs to sell within prepaid expenses and other current assets on the Combined Balance Sheets at March 31, 2014.
2. FAIR VALUE MEASUREMENTS
A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy distinguishes between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require us to use present value and other valuation techniques in the determination of fair value (Level 3).
We primarily apply the market approach for recurring fair value measurements. As of March 31, 2014 and December 31, 2013, assets and liabilities required to be carried at fair value on a recurring basis were not material.
Other Financial Instruments
Our other financial instruments, including debt, are not required to be carried at fair value. The carrying value for the majority of our other financial instruments approximates fair value due to the short-term nature of the financial instruments or because the financial instruments are of a longer-term nature and are recorded on a discounted basis.

For the remainder of our other financial instruments, differences between the carrying value and fair value were not significant as of March 31, 2014. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In cases where a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.
Non-Financial Instruments
The majority of our non-financial instruments, which include Goodwill, Intangible assets, Inventories and Property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for Goodwill) a non-financial instrument is required to be evaluated for impairment. If we were to determine that the non-financial instrument is impaired, we would be required to write down the non-financial instrument to its fair value.
During the three months ended March 31, 2014, we classified one of our buildings as held for sale. As a result, we recorded a noncash impairment of $20 to write down the value of the building to its fair value less costs to sell. The resulting fair value measurement was considered to be a Level 3 measurement and was determined using a market approach.
3. INVENTORIES
Inventories consist of:

	March 31, 2014	December 31, 2013
Inventories:
Raw material - paper	$43	$40
Work in process	4	1
Finished goods	16	15
Total inventories	$63	$56
Work in process inventory primarily relates to books in production that have not yet been completed. Finished goods inventory primarily relates to books and other merchandise.
4. EQUITY
Comprehensive Income (Loss)
Comprehensive income (loss) is reported in the Combined Statements of Comprehensive Income and consists of Net income (loss) and other gains and losses affecting equity that, under GAAP, are excluded from Net income (loss). Such items consist primarily of foreign currency translation gains (losses) and changes in certain benefit plan obligations.

The following summary sets forth the activity within Other comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

	2014
	Pretax	Tax (Provision) Benefit	Net of Tax
Foreign currency translation gains (losses)	$28	$—	$28
Unrealized gains (losses) on benefit obligation	(15)	4	(11)
Reclassification adjustment for (gains) losses on benefit
obligations realized in Net income (loss) (a)	1	—	1
Other comprehensive income (loss)	$14	$4	$18

	2013
	Pretax	Tax (Provision) Benefit	Net of Tax
Foreign currency translation gains (losses)	$(58)	$—	$(58)
Unrealized gains (losses) on benefit obligation	10	(2)	8
Reclassification adjustment for (gains) losses on benefit
obligations realized in Net income (loss) (a)	1	—	1
Other comprehensive income (loss)	$(47)	$(2)	$(49)
__________________________
(a) Included in Selling, general and administrative expenses.

5. EQUITY-BASED COMPENSATION
Until the consummation of the Spin-Off, our employees are eligible to participate in Time Warner's equity plans. The compensation expense that we recognized for our employees' participation in the Time Warner equity-based compensation plan for the three months ended March 31, 2014 and 2013 is as follows:

	2014	2013
Restricted Stock Units ("RSUs")	$2	$6
Stock options	—	1
Total impact on Operating income	$2	$7
Tax benefit recognized	$1	$2
Time Warner did not grant any RSUs or stock options to our employees during the three months ended March 31, 2014 and 2013.
Treatment Following Spin-Off
Time Inc. employees will no longer participate in the Time Warner equity plans once the Spin-Off has been completed. Employees who hold Time Warner equity awards at the time of the Spin-Off will be treated as if their employment with Time Warner was terminated without cause. For most of our employees, this treatment will result in the forfeiture of unvested stock options and shortened exercise periods for vested stock options and pro rata vesting of the next installment of (and forfeiture of the remainder of) the RSUs. Following the Spin-Off, we expect to grant these employees Time Inc. RSUs with a value intended to equal the intrinsic value of their forfeited Time Warner stock options and RSUs and with the same vesting schedule as the forfeited awards. In accordance with the terms of the original award agreements and the executive's employment agreement, Time Warner equity awards held by our Chief

Executive Officer and our Executive Vice President and Chief Financial Officer at the time of the Spin-Off will be converted into Time Inc. equity awards with the same general terms and conditions as the original awards.
6. RESTRUCTURING AND SEVERANCE COSTS
We initiated a restructuring plan in the first quarter of 2014, primarily consisting of headcount reductions and certain lease exit costs, including lease terminations. For the three months ended March 31, 2014, we incurred a charge of $115 in connection with this restructuring plan.
Selected information relating to Restructuring and severance costs is as follows:

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2013	$28	$30	$58
Net accruals from 2014 restructuring	91	24	115
Noncash adjustments (a)	(3)	3	—
Cash paid	(14)	(6)	(20)
Remaining liability as of March 31, 2014	$102	$51	$153
__________________________
(a) Noncash adjustments to employee terminations relate to the settlement of certain employee-related liabilities with equity instruments. Noncash adjustments to other exit costs relate primarily to a bankruptcy claim distribution and adjustments for deferred rent liabilities.
As of March 31, 2014, of the remaining $153 liability, $102 was classified as a current liability in the Combined Balance Sheets, with the remaining $51 classified as a long-term liability. Amounts classified as long-term liabilities are expected to be paid through 2020 and primarily relate to other exit costs.
7. COLLABORATIVE ARRANGEMENTS
Our collaborative arrangements primarily relate to an arrangement entered into with Turner Broadcasting System, Inc. ("Turner"), a subsidiary of Time Warner, to jointly operate CNNMoney.com, a financial news and information website. The primary source of revenue for this arrangement is advertising revenue earned by the website. In accounting for this arrangement, we record Advertising revenues for the advertisements sold on the website and record a charge in Selling, general and administrative expenses to reflect Turner's share of the net profits. For the three months ended March 31, 2014 and 2013, revenues recognized related to this arrangement were $9 and $11, respectively. Amounts recorded in Selling, general and administrative expenses related to Turner's share of the net profits were $1 for both the three months ended March 31, 2014 and 2013, respectively. In connection with the Spin-Off, we plan to terminate this arrangement.
8. COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.
On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, "Anderson News") filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time/Warner Retail Sales & Marketing Inc. ("TWR"). Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Specifically, plaintiffs allege that defendants conspired to reduce competition in the wholesale market for single-copy magazines by rejecting the magazine distribution surcharge proposed by Anderson News and another magazine wholesaler and refusing to distribute magazines to them. Plaintiffs are seeking (among other things) an unspecified award of treble monetary damages against defendants, jointly and severally. On August 2, 2010, the court granted defendants' motions to dismiss the complaint with prejudice and, on October 25, 2010, the court denied Anderson News' motion for reconsideration of that dismissal. On November 8, 2010, Anderson News appealed and, on April 3, 2012, the U.S. Court of Appeals for the Second Circuit vacated the district court's dismissal of the complaint and remanded the case to the district court. On January 7, 2013, the U.S. Supreme Court denied defendants' petition for writ of certiorari to review the judgment of the U.S. Court of Appeals for the Second Circuit vacating the district court's dismissal of the complaint. In February 2014, Time Inc. and several other defendants amended their answers to assert antitrust counterclaims against plaintiffs.
On November 14, 2011, TWR and several other magazine publishers and distributors filed a complaint in the U.S. Bankruptcy Court for the District of Delaware against Anderson Media Corporation, the parent company of Anderson News, and several Anderson News affiliates. Plaintiffs, acting on behalf of the Anderson News bankruptcy estate, seek to avoid and recover in excess of $70 that they allege Anderson News transferred to the Anderson News-affiliated insider defendants in violation of the United States Bankruptcy Code and Delaware state law prior to the involuntary bankruptcy petition filed against Anderson News by certain of its creditors. On December 28, 2011, the defendants moved to dismiss the complaint. On June 5, 2012, the court denied defendants' motion. On November 6, 2013, the bankruptcy court lifted the automatic stay barring claims against the debtor, allowing Time Inc. and others to pursue an antitrust counterclaim against Anderson News in the antitrust action brought by Anderson News in the U.S. District Court for the Southern District of New York (described above).
On October 26, 2010, the Canadian Minister of National Revenue denied the claims by TWR for input tax credits in respect of goods and services tax that TWR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2006 to 2008, on the basis that TWR did not own those magazines, and issued Notices of Reassessment in the amount of approximately C$52. On January 21, 2011, TWR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency, arguing that TWR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TWR received Notices of Reassessment in the amount of C$26.9 relating to the disallowance of input tax credits claimed by TWR for goods and services tax that TWR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2009 to 2010. On October 22, 2013, TWR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the Canada Revenue Agency, asserting the same arguments made in the objection TWR filed on January 21, 2011. Including interest accrued on both reassessments, the total reassessment by the Canada Revenue Agency for the years 2006 to 2010 was C$81.3 as of September 13, 2013.
We intend to vigorously defend against or prosecute the matters described above.
We establish an accrued liability for specific matters, such as a legal claim, when we determine that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters.
For the matters disclosed above, we do not believe that any reasonably possible losses in excess of accrued liabilities would be material to the unaudited combined interim financial statements as a whole. In view of the inherent difficulty of predicting the outcome of litigation, claims and other matters, we often cannot predict what the eventual outcome of a pending matter will be, what the timing or results of the ultimate resolution of a matter will be.
Income Tax Uncertainties
Our operations are subject to tax in various domestic and international jurisdictions and are regularly audited by federal, state and foreign tax authorities. We believe we have appropriately accrued for the expected outcome of all pending tax matters and do not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse affect on our combined financial condition, future results of operations or liquidity. In connection with the Spin-Off, we will enter into a Tax Matters Agreement with Time Warner that may require us to indemnify Time Warner for certain tax liabilities for periods prior to the Spin-Off.

9. RELATED PARTY TRANSACTIONS
Related Party Transactions with Time Warner
Until the consummation of the Spin-Off, we will continue to have certain related party relationships with Time Warner and its subsidiaries, as discussed further below.
Administrative Services
Until the consummation of the Spin-Off, Time Warner will continue to perform certain administrative functions on our behalf. Costs of these services that are allocated or charged to us are based on either the actual costs incurred or Time Warner's estimate of expense relative to the services provided to other subsidiaries of Time Warner. We believe that receiving these services from Time Warner creates cost efficiencies. These services and transactions include the following:

•	cash management and other treasury services;

•	administrative services such as tax, human resources and employee benefit administration services;

•	and certain IT services.
During the three months ended March 31, 2014 and 2013, we incurred $4 and $6 in charges related to such services. We charged such expenses to the Combined Statements of Operations as incurred.
Banking and Treasury Functions
Until the consummation of the Spin-Off, Time Warner will continue to provide cash management and treasury services to us. As part of these services, we transfer the majority of our cash balances to Time Warner on a daily basis and receive funding from Time Warner for our operating and investing cash needs.
Other
Transactions with Time Warner's Affiliates and Subsidiaries
In the normal course of conducting our business, we have entered into various transactions with Time Warner's affiliates and subsidiaries. A summary of the Revenues and expenses related to these transactions for the three months ended March 31, 2014 and 2013 is as follows:

	2014	2013
Revenues	$2	$4
Expenses	$1	$1
Net Transactions with Time Warner Parent
The components of Net transactions with Time Warner parent for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013
Cash pooling and other financing activities	$6	$132
Other (a)	(11)	(120)
Net transactions with Time Warner parent	$(5)	$12
_____________________

(a)
Other primarily includes rebills for services performed by, or on behalf of, Time Warner such as payroll processing, travel and expense reimbursement and expense allocations for certain benefit plans sponsored by Time Warner.

10. PENSION BENEFITS
Net periodic benefit (income) loss relates to international defined benefit pension plans, primarily in the U.K., that are sponsored by entities that are part of the Publishing Business as well as certain pension liabilities associated with certain of our employees related to benefit plans previously sponsored by or managed by Time Warner.
The components of Net periodic benefit (income) loss for our defined benefit pension plans for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013
Net periodic benefit (income) loss:
Service cost	$—	$—
Interest cost	7	7
Expected return on plan assets	(11)	(10)
Amortization of net loss	1	1
Net periodic benefit (income) loss	$(3)	$(2)
11. PRO FORMA EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share for our common stock is calculated by dividing Net income (loss) attributable to Time Inc. common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares issuable under equity-based compensation plans except where the inclusion of such common shares would have an anti-dilutive impact. For the periods presented, there were no Time Inc. equity-based awards outstanding.
We estimate that approximately 110 million shares of our common stock will be distributed to Time Warner stockholders. This share amount is being utilized for the pro forma calculation of basic earnings (loss) per share for the periods presented below rather than the nominal number of our shares currently held by Time Warner.
For the three months ended March 31, 2014 and 2013 pro forma basic and diluted earnings (loss) per share were estimated as follows:

	2014	2013
Net income (loss) applicable to Time Inc. stockholders	$(74)	$(8)

Pro forma weighted average number of shares outstanding - basic	110.3	110.3
Dilutive effect of equity awards	—	—
Pro forma weighted average number of shares outstanding - diluted	110.3	110.3

Pro forma net income (loss) per share applicable to Time Inc. stockholders:
Basic earnings (loss) per share	$(0.67)	$(0.07)
Diluted earnings (loss) per share	$(0.67)	$(0.07)
12. INCOME TAXES
At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant or unusual items that are separately reported or reported net of their respective tax impact, are individually computed and recognized in the period in which they occur. The effect of changes in enacted tax laws, rates or tax status is recognized in the period in which such changes occur.

For the three months ended March 31, 2014 and 2013, our Income tax benefit was $42 and $2, respectively, and our effective income tax rate was 36% and 20%, respectively. The increase in the effective tax rate for the three months ended March 31, 2014 was primarily due to the restructuring charges for the three months ended March 31, 2014 being tax-effected at the higher U.S. income tax rates versus the restructuring charges for the three months ended March 31, 2013 being tax-effected at lower non-U.S. income tax rates, as well as an increase in state and local income tax rates.
13. SUBSEQUENT EVENTS
In connection with the Spin-Off, on April 29, 2014, Time Inc. issued $700 aggregate principal amount of 5.75% senior unsecured notes due 2022 (the "Senior Notes") in a private offering. The Senior Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries. If Time Warner determines not to pursue the Spin-Off or the Spin-Off is not completed by October 26, 2014, we must redeem all of the outstanding Senior Notes.
On April 24, 2014, we entered into senior secured credit facilities (the "Senior Credit Facilities"), providing for a term loan in an aggregate principal amount of $700 with a seven-year maturity (the "Term Loan") and a $500 revolving credit facility with a five-year maturity, of which up to $100 will be available for the issuance of letters of credit (the "Revolving Credit Facility"). Our obligations under the Senior Credit Facilities are guaranteed by substantially all of our wholly-owned domestic subsidiaries and secured by substantially all of our assets and the assets of the guarantors. The commitments of the lenders under the Senior Credit Facilities terminate on June 30, 2014 if the Term Loan has not been borrowed by that date. The Revolving Credit Facility will be used for working capital and other general corporate purposes. The Revolving Credit Facility is not available for borrowings prior to the Spin-Off. The Term Loan is expected to be funded approximately ten days prior to the consummation of the Spin-Off. Borrowings under the Senior Credit Facilities will bear interest at a rate equal to an applicable margin plus, at our option, either a base rate calculated in a customary manner or a eurocurrency rate calculated in a customary manner.
In connection with the issuance of the Senior Notes and Senior Credit Facilities, we incurred deferred financing costs of approximately $35, which will be amortized to Interest expense, utilizing the effective interest method, over the terms of the Senior Notes and Senior Credit Facilities.
Time Warner is not a guarantor of, and does not otherwise provide credit support for, the Senior Notes or the Senior Credit Facilities.
On April 30, 2014, we acquired the IPC publishing business in the U.K., which was previously owned by a wholly-owned subsidiary of Time Warner (the "IPC Purchase"). We provided Time Warner with a promissory note in an amount equal to the purchase price for the IPC publishing business. On May 1, 2014, the net proceeds from the Senior Notes were used to partially repay the promissory note. The balance of the promissory note, including principal and accrued interest, will be repaid with a portion of the Term Loan, and the remaining proceeds of the Term Loan will be used to pay a special dividend to Time Warner in connection with the Spin-Off. The purchase price for the IPC Purchase, together with the amount of the special dividend, will be approximately $1,400.

14. ADDITIONAL FINANCIAL INFORMATION
Additional financial information with respect to Accounts payable and accrued liabilities and Other noncurrent liabilities is as follows:

	March 31, 2014	December 31, 2013
Accounts payable and accrued liabilities:
Accounts payable	$182	$192
Accrued compensation	64	177
Distribution expenses	44	46
Rebates and allowances	32	28
Restructuring and severance	102	29
Accrued other taxes	34	19
Other current liabilities	41	43
Total accounts payable and accrued liabilities	$499	$534

	March 31, 2014	December 31, 2013
Other noncurrent liabilities:
Noncurrent pension and postretirement liabilities	$38	$11
Restructuring and severance	51	29
Noncurrent tax reserves and interest	51	50
Noncurrent deferred compensation	34	31
Other noncurrent liabilities	39	42
Total noncurrent liabilities	$213	$163

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Caution Concerning Forward-Looking Statements
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning our future operating results and future financial performance. Words such as "expects," "anticipates," "believes," "estimates," "may," "will," "should," "could," "potential," "continue," "intends," "plans" and similar words and terms used in the discussion of future operating results and future financial performance identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties, and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:

•	changes in our plans, initiatives and strategies, and consumer acceptance thereof;

•	recent and future changes in technology, including alternative methods for the delivery of our content;

•	changes in consumer behavior, including changes in spending behavior and changes in when, where and how content is consumed;

•	competitive pressure;

•	our ability to deal effectively with economic slowdowns or other economic or market difficulties;

•
possible disruptions in our retail distribution channels due to challenging conditions in the highly-concentrated wholesale magazine distribution industry and the financial instability of certain wholesalers;

•
changes in advertising market conditions or advertising expenditures due to, among other things, economic conditions, changes in consumer behavior, pressure from public interest groups, changes in laws and regulations and other societal or political developments;

•	our ability to exploit and protect our intellectual property rights in and to our content and other products;

•	lower than expected valuations associated with our cash flows and revenues, which could result in our inability to realize the value of recorded intangible assets and goodwill;

•
increased volatility or decreased liquidity in the capital markets, including any limitation on our ability to access the capital markets for debt securities, refinance our outstanding indebtedness or obtain bank financing on acceptable terms;

•	the effect of any significant acquisitions, dispositions and other similar transactions by us;

•	the failure to meet earnings expectations;

•	the adequacy of our risk management framework;

•	changes in U.S. GAAP or other applicable accounting policies;

•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses;

•	a disruption or failure of network and information systems or other technology on which our business relies;

•	changes in tax and other laws and regulations;

•	changes in foreign exchange rates;

•	our lack of operating history as an independent publicly-traded company;

•	the effects of incurring a substantial amount of indebtedness under the Senior Credit Facilities and the Senior Notes;

•	the outcome of litigation and other proceedings, including the matters described in the notes to our combined financial statements; and

•	the factors described under "Risk Factors" in our Registration Statement on Form 10 as filed with the Securities and Exchange Commission ("SEC").

Any forward-looking statements made by us in this MD&A speak only as of the date on which they were made. We disclaim any obligation to update or revise the forward-looking statements contained herein, except as otherwise required by applicable federal securities laws.
All dollar amounts included in the following MD&A are presented in millions.
INTRODUCTION
This MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited combined interim financial statements and notes thereto to help provide an understanding of our financial condition, changes in financial condition, results of our operations and cash flows. Unless the context otherwise requires, all references to "we," "us," "our," or the "Company" refer to Time Inc. and its subsidiaries after giving effect to the Internal Reorganization (defined below) and the Spin-Off (defined below).
Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Combined Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Our discussion is presented on a combined basis. We report as one operating segment.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2014, as well as an analysis of our cash flows for the three months ended March 31, 2014 and 2013. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations and off balance sheet arrangements that existed at March 31, 2014.
The Spin-Off
On March 6, 2013, Time Warner announced plans for the complete legal and structural separation (the “Spin-Off") of its Time Inc. segment (the “Publishing Business”) as described in Time Warner’s Annual Report on Form 10-K for the year ended December 31, 2013 from Time Warner. To effect the Spin-Off, Time Warner is undertaking a series of internal transactions (the “Internal Reorganization”) following which Time Inc., Time Warner’s wholly owned subsidiary, will hold the Publishing Business. The Spin-Off will be completed by way of a pro rata dividend on June 6, 2014 of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014 (the “Record Date”). As of the effective time of the Spin-Off, all of the outstanding shares of the Company will be distributed to Time Warner stockholders based on a distribution ratio of one share of our common stock for every eight shares of Time Warner common stock, held of record as of the Record Date. Following the Spin-Off, Time Warner stockholders will own 100% of the outstanding shares of common stock of Time Inc., Time Inc. will operate as an independent publicly-traded company and its common stock will trade on the New York Stock Exchange (“NYSE”).
In connection with the Spin-Off, we will enter into the Separation and Distribution Agreement (the "Separation and Distribution Agreement") and certain other related agreements that will govern our relationship with Time Warner following the Spin-Off. Our financial statements for the three months ended March 31, 2014 and 2013 have been prepared on a combined basis and are presented as carve-out financial statements, as we were not a separate consolidated group during these periods. These unaudited combined interim financial statements reflect the combined historical results of operations and cash flows of the Publishing Business.
The accompanying unaudited combined statements of operations include allocations of expenses for administrative services that were provided on a centralized basis by Time Warner and not recorded at the business unit level, such as expenses for administrative services related to benefit plans, human resources, tax and treasury matters, among others. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, operating income, headcount or other measures. We believe the assumptions underlying the unaudited combined interim financial statements, including the assumptions regarding allocating expenses for administrative services from Time Warner, are reasonable. Nevertheless, the unaudited combined interim financial statements may not include all of the actual expenses that would have been incurred by us and may not reflect our combined results of operations and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. During the three months ended March 31, 2014 and 2013, we incurred $4 and $6, respectively, of expenses related to administrative services performed by Time Warner. Following the Spin-Off, we will be responsible for the additional costs associated with being an independent publicly-traded company, including costs related to corporate governance, investor and public relations, and public reporting. We estimate such costs to be approximately $30 annually. See Note 9, "Related Party Transactions," to the accompanying unaudited combined interim financial statements for further information regarding the allocation of Time Warner corporate expenses.
For purposes of our financial statements for periods prior to the Spin-Off, income tax expense has been recorded as if we filed tax returns on a stand-alone basis separate from Time Warner. This separate return methodology applies the accounting guidance for income taxes to the financial statements as if we were a stand-alone enterprise for the periods prior to the Spin-Off. Therefore, cash tax payments for periods prior to the Spin-Off may not be reflective of our actual tax balances. Prior to the Spin-Off, our operating results were included in Time Warner's consolidated U.S. federal and state income tax returns. The calculation of our income taxes involves considerable judgment and the use of both estimates and allocations. Our financial information does not necessarily reflect what our results of operations and financial position would have been if we had operated as an entity separate from Time Warner during the periods presented herein.
BUSINESS OVERVIEW
Business Description
We are the largest magazine publisher in the United States based on both readership and print advertising revenues and the largest magazine publisher in the U.K. based on print newsstand revenues. As of March 31, 2014, we published 23 magazines in print in the United States, including People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly and Fortune, and over 70 magazines outside the United States, primarily through IPC Magazine Group Limited ("IPC") in the U.K. and Grupo Editorial Expansion ("GEX") in Mexico. A substantial majority of our print magazines are available as tablet editions on digital devices and platforms. In addition, as of March 31, 2014, we operated over 45 websites that collectively have tens of millions of average monthly unique visitors around the world. We also operate an integrated publishing business that provides content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including magazine subscription sales services, retail distribution and marketing services and customer service and fulfillment services, to us and other third-party clients, including other magazine publishers.
We generate revenues primarily from the sale of advertising in our magazines and on our websites, magazine subscriptions and newsstand sales. A significant majority of our revenues are generated in the United States. During the three months ended March 31, 2014, we generated Revenues of $745 (up 1% from $737 for the three months ended March 31, 2013), Operating loss of $120 (an increase from an Operating loss of $9 for the three months ended March 31, 2013), and Net loss of $74 (an increase from a Net loss of $8 for the three months ended March 31, 2013).
Adverse changes in general market conditions for advertising may continue to affect revenues. Circulation revenues can be greatly affected by changes in the prices of our or our competitors' products, as well as by promotional activities.
Costs of revenues include costs related to paper, production, distribution, editorial and commissions. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead.
Advertising volume, circulation and the price of paper are the key variables whose fluctuations can have a material effect on the Company's operating results and cash flow. The Company has to anticipate the level of advertising volume, circulation and paper prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. The Company continues to be exposed to risks associated with paper used for printing.

Paper is a basic commodity and its price is sensitive to the balance of supply and demand. The Company's expenses are affected by the cyclical increases and decreases in the price of paper. We compete for readership and advertising with local and national competitors and also compete with other media alternatives in their respective markets. Competition for circulation is based on the content of the products provided, pricing and, from time to time, various promotions. The success of these products also depends upon advertisers' judgments as to the most effective use of their advertising budgets. Competition for advertising is based on the reach of the products, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, distribution and quality of readership demographics.
We are experiencing declines in our print advertising and circulation revenues as a result of market conditions in the magazine publishing industry as well as the economic environment in the United States and internationally. Furthermore, because magazines are generally discretionary purchases for consumers, our circulation revenues are sensitive to general economic conditions, economic cycles and evolving consumer preferences. The shift in preference of some consumers from print media to digital media, as well as growing consumer engagement with digital media, such as online and mobile social networking, have introduced significant new competition. At the same time, the use of digital devices as distribution platforms for content has lowered the barriers to entry for launching digital products that compete with our businesses. We expect these trends to continue.
Declines in magazine sales at newsstands and other retail outlets have increased the financial instability of U.S. magazine wholesalers. Three of our smaller wholesalers ceased operations in early 2014. Although these closures resulted in an immaterial decrease in our operating income during the three months ended March 31, 2014, we believe that the continuing industry-wide decline in sales at newsstands and other retail outlets will result in increased financial pressure on U.S. magazine wholesalers and we continue to monitor these trends and any implications on our relationships with the wholesalers, including possible changes to the financial terms of our existing distribution agreements.
Business Strategy
We have pursued and will continue to pursue initiatives intended to help mitigate the declines in our print advertising and circulation revenues, including conducting additional brand marketing; developing innovative ways to sell branded magazine content outside of traditional channels, including through websites, tablets and other mobile devices; developing integrated advertising solutions to provide greater data insight and value to advertisers; developing a new cross-platform content management system; and improving our operating efficiency through management of our cost structure.
During the third quarter of 2013, we appointed a new Chief Executive Officer and Chief Financial Officer, who have been developing new strategies and initiatives for our operations as part of a new long-range plan. The strategies and initiatives encompassed in the long-range plan are intended to enhance the scale of our digital platforms and associated revenues, extend brands and audiences into new adjacent opportunities, and stabilize operating income trends.
In the first quarter of 2014, we initiated a restructuring plan that included streamlining our organizational structure to enhance operational flexibility, speed decision making, and spur the development of new cross-brand products and services. We incurred Restructuring and severance charges of $115 in the first quarter of 2014 and expect to incur approximately $30 of such charges during the second quarter of 2014 in connection with this restructuring and certain real estate consolidations.
We anticipate additional headcount reductions and real estate consolidations in the future. For example, the lease for our corporate headquarters, the Time & Life Building in New York City, expires in 2017, and we anticipate annual rent and related real estate savings of roughly $50 or more from a substantial reduction in our future space needs. We anticipate incurring approximately $120 in capital expenditures and other costs primarily related to tenant improvements in order to achieve such annual savings. These capital expenditures and other costs could be incurred as early as 2015 or as late as 2017 under various alternatives being explored.

In the first quarter of 2013, we initiated a restructuring plan to better align our cost structure with our revenues. As a result, during the three months ended March 31, 2013, we incurred Restructuring and severance charges of $53 related primarily to headcount reductions.
Transactions and Other Items Affecting Comparability
As more fully described herein and in the related notes to the accompanying unaudited combined financial statements, the comparability of our results has been affected by transactions and certain other items in the three months ended March 31, 2014 and 2013 as follows:

	2014	2013	% Change
Restructuring and severance costs	$115	$53	117%
Asset impairments	26	—	NM
Amortization of intangible assets	19	10	90%
	$160	$63	154%
Restructuring and Severance Costs
For the three months ended March 31, 2014, we incurred $115 in Restructuring and severance charges primarily related to headcount reductions and real estate consolidations. For the three months ended March 31, 2013, we incurred Restructuring and severance charges of $53 related primarily to headcount reductions.
Asset Impairments
For the three months ended March 31, 2014, we recorded Asset impairments of approximately $26 primarily related to a building management classified as held for sale during the period as well as our exit of certain leased properties. There were no impairment charges during the three months ended March 31, 2013.
Amortization of Intangible Assets
For the three months ended March 31, 2014 and 2013, we recorded amortization expense of $19 and $10, respectively. The increase in expense primarily relates to the classification of certain previously defined indefinite lived intangibles to finite lives of 17 years effective January 1, 2014.
COMBINED RESULTS OF OPERATIONS
Financial Results
The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying combined statement of operations.
Three Months Ended March 31, 2014 and 2013
Revenues
The following table presents our Revenues, by type, for the three months ended March 31, 2014 and 2013:

	2014	2013	% Change
Revenues:
Advertising	$390	$389	—
Circulation	270	258	5%
Other	85	90	(6%)
Total revenues	$745	$737	1%

The following table presents our Revenues, by type, as a percentage of total revenues for the three months ended March 31, 2014 and 2013:

	2014	2013
Revenues:
Advertising	52%	53%
Circulation	36%	35%
Other	12%	12%
Total revenues	100%	100%
Advertising Revenues
Advertising revenues were essentially flat for the three months ended March 31, 2014. Included in domestic magazine advertising revenues was $25 of revenues resulting from the acquisition of Time Inc. Affluent Media Group ("AMG") (formerly known as American Express Publishing Corporation) in the fourth quarter of 2013 (the "AMG Acquisition") as well as a benefit from additional issues in the current year quarter, which were offset by declines related to market conditions in the magazine publishing industry. These declines were attributable to fewer pages sold, which was due to reduced advertising expenditures as a result of the weak economic environment in the United States and internationally and the continued trend of shifting advertising spending from print to other media. In addition, non-magazine Advertising revenues were also flat as an increase in website Advertising revenues of $5 was offset by declines in custom publishing and other non-magazine Advertising revenues of $6. Included in website Advertising revenues for the three months ended March 31, 2014 was $4 of revenues resulting from the AMG Acquisition.
Circulation Revenues
The components of Circulation revenues for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013	% Change
Circulation revenues:
Subscription	$180	$166	8%
Newsstand	86	88	(2%)
Other	4	4	—
Total circulation revenues	$270	$258	5%
For the three months ended March 31, 2014, Circulation revenues increased due to $11 of revenues resulting from the AMG Acquisition. Excluding the AMG Acquisition, Circulation revenues were essentially flat reflecting a benefit from additional issues in the current year quarter, offset by declines related to the market conditions in the magazine publishing industry.
Other Revenues
For the three months ended March 31, 2014, Other revenues declined due to lower revenues from our subsidiary Synapse Group, Inc., a subscription marketing business.

Operating Expenses
The components of Operating expenses for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013	% Change
Operating expenses:
Costs of revenues:
Production costs	$175	$171	2%
Editorial costs	108	110	(1%)
Other	23	19	21%
Total costs of revenues (a)	306	300	2%
Selling, general and administrative (a)	375	361	4%
Asset impairments	26	—	NM
Restructuring and severance costs	115	53	117%
Depreciation	24	22	9%
Amortization of intangible assets	19	10	90%
Total operating expenses	$865	$746	16%
____________________

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.
Costs of Revenues
Costs of revenues consist of costs related to the production of magazines and books, editorial costs, as well as other costs. Production costs include paper, printing and distribution costs. A variety of factors affect paper prices and availability, including demand, capacity, raw material and energy costs and general economic conditions. Our current paper supply arrangements are based on an annual request-for-proposal process establishing a non-binding pricing framework for the year. Price and volume adjustments are negotiated from time to time under this pricing framework, typically on a quarterly basis. Effective January 2014, we have combined the bulk of our U.S. printing under multi-year contracts with a single printer. The Board of Governors of the USPS reviews prices for mailing services annually and periodically adjusts postage rates for each class of mail, including periodicals. Although prices and price increases for various USPS products vary, overall average price increases generally are capped by law at the rate of inflation as measured by the Consumer Price Index. In December 2013, the Postal Regulation Commission approved an exigent rate increase and the USPS increased rates by approximately 6% for all classes of mail effective January 2014.
For the three months ended March 31, 2014, Costs of revenues increased primarily due to an increase in production costs, partially offset by lower editorial costs. Production costs increased due to higher costs of $8 associated with the AMG Acquisition, partially offset by lower paper prices and reduced printing costs. Editorial costs decreased due to cost savings initiatives, including savings realized from restructurings in both the first quarters of 2014 and 2013, partially offset by higher costs of $5 associated with the AMG Acquisition. Other Costs of revenues primarily relate to production overhead costs, which increased due to certain digital initiatives.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of circulation promotion, advertising and selling expenses, and personnel and facility costs. For the three months ended March 31, 2014, Selling, general and administrative expenses increased primarily due to higher costs of $26 resulting from the AMG Acquisition and $6 associated with the Spin-Off, partially offset by cost savings initiatives, including savings from restructuring in both the first quarters of 2014 and 2013.
Asset Impairments
The results for the three months ended March 31, 2014 include $26 of fixed asset impairments primarily related to a building held for sale and our exit from certain other leased premises.

Restructuring and Severance Costs
We initiated a restructuring plan in the first quarter of 2014, primarily consisting of headcount reductions and certain real estate consolidations. For the three months ended March 31, 2014, we incurred $115 in connection with this restructuring. We expect to incur approximately $30 of Restructuring and severance charges during the second quarter of 2014 primarily in connection with this restructuring and certain real estate consolidations.
We anticipate additional headcount reductions and real estate consolidations in the future. For example, the lease for our corporate headquarters, the Time & Life Building in New York City, expires in 2017, and we anticipate annual rent and real estate related savings of roughly $50 or more from a substantial reduction in our future space needs. We anticipate incurring approximately $120 in capital expenditures and other costs primarily related to tenant improvements in order to achieve such annual savings. These capital expenditures and other costs could be incurred as early as 2015 or as late as 2017 under various alternatives being explored.
In the first quarter of 2013, we initiated a restructuring plan to better align our cost structure with our revenues. As a result, during the three months ended March 31, 2013, we incurred restructuring and severance charges of $53 related primarily to headcount reductions.
Operating Loss
Operating loss increased for the three months ended March 31, 2014 primarily due to higher Restructuring and severance costs, Asset impairments and higher Selling, general and administrative expenses.
Interest Expense, Net
Interest expense, net was $1 for both the three months ended March 31, 2014 and 2013.
As discussed more fully in Liquidity and Capital Resources, in connection with the Spin-Off, we have issued $700 aggregate principal amount of 5.75% senior unsecured notes due 2022 (the "Senior Notes") and entered into senior secured credit facilities (the "Senior Credit Facilities") providing for a term loan in an initial principal amount of $700 with a seven year maturity (the "Term Loan") and a $500 revolving credit facility with a five year maturity (the "Revolving Credit Facility"). As a result of these transactions, we expect Interest expense, net to increase in the future. See "Liquidity and Capital Resources — Debt Financing Agreements" for more information.
Other Income, Net
Other income, net was $5 for the three months ended March 31, 2014 and nil for the three months ended March 31, 2013. For the three months ended March 31, 2014, Other income primarily related to payments received in connection with the AMG Acquisition.
Income Tax Provision
For the three months ended March 31, 2014 and 2013, our Income tax benefit was $42 and $2, respectively, and our effective income tax rate was 36% and 20%, respectively. The increase in the effective tax rate for the three months ended March 31, 2014 was primarily due to the restructuring charges for the three months ended March 31, 2014 being tax-effected at the higher U.S. income tax rates versus the restructuring charges for the three months ended March 31, 2013 being tax-effected at lower non-U.S. income tax rates, as well as an increase in state and local income tax rates.
Net loss
Net loss was $74 for the three months ended March 31, 2014 as compared to a Net loss of $8 for the three months ended March 31, 2013. The increase in Net loss for the three months ended March 31, 2014 was primarily due to higher Restructuring and severance costs and Asset impairments.

Interim Impairment Testing of Goodwill and Long-Lived Assets
As a result of Time Warner's decision to pursue the Spin-Off, our Goodwill and long-lived assets, including finite-lived intangible assets and Property, plant and equipment, were assessed for impairment as of March 31, 2014. Such assessment did not result in any impairment to Goodwill. As of March 31, 2014, the fair value of our reporting unit was approximately 5% in excess of its book value. However, market conditions in the publishing industry, including declines in print advertising and circulations revenues, remain challenging. Our senior management has prepared a long-range plan that served as the basis for the discounted cash flow ("DCF") analysis used in the March 31, 2014 impairment review. If market conditions worsen as compared to the assumptions incorporated in that long-range plan, if market conditions associated with valuation multiples of comparable companies or our own publicly traded common stock decline, or if our performance fails to meet current expectations, it is possible that the carrying value of our reporting unit will exceed its fair value, which could result in us recognizing a noncash impairment of Goodwill that could be material. See Note 1, "Description of Business and Basis of Presentation," to the accompanying unaudited combined interim financial statements for more information.
For the three months ended March 31, 2014, we recorded fixed asset impairment charges of approximately $26 primarily related to a building that we classified as held for sale during the period as well as our exit of certain leased properties.
LIQUIDITY AND CAPITAL RESOURCES
Until the consummation of the Spin-Off, Time Warner continues to provide cash management and other treasury services to us. As part of these cash management and treasury services, we transfer the majority of our domestic cash balances to Time Warner on a daily basis and receive funding from Time Warner for our domestic operating and investing cash needs. Accordingly, our cash balances for the periods discussed in this MD&A consist primarily of cash held by our foreign subsidiaries.
Historically, the cash we generate has been sufficient to fund our working capital, capital expenditures and financing requirements. After the Spin-Off, we expect that cash generated by or available to us should be sufficient to fund our capital and liquidity needs for the foreseeable future, including scheduled debt repayments.
In connection with the Spin-Off, on April 29, 2014, we issued $700 aggregate principal amount of the Senior Notes in a private offering. In addition, on April 24, 2014, we entered into the Senior Credit Facilities, providing for a Term Loan in an initial principal amount of $700 with a seven-year maturity and the $500 Revolving Credit Facility with a five-year maturity, of which up to $100 is available for the issuance of letters of credit. The Revolving Credit Facility is not available for borrowing prior to the Spin-Off and we do not expect to have any material borrowings outstanding under the Revolving Credit Facility immediately following the Spin-Off. The Term Loan is expected to be funded approximately ten days prior to the consummation of the Spin-Off.
On April 30, 2014, we acquired the IPC publishing business in the U.K., which was previously owned by a wholly-owned subsidiary of Time Warner (the "IPC Purchase"). We provided Time Warner with a promissory note in an amount equal to the purchase price for the IPC publishing business. On May 1, 2014, the net proceeds from the Senior Notes were used to partially repay the promissory note. The balance of the promissory note, including principal and accrued interest, will be repaid with a portion of the Term Loan, and the remaining proceeds of the Term Loan will be used to pay a special dividend to Time Warner in connection with the Spin-Off. The purchase price for the IPC Purchase, together with the amount of the special dividend, will be approximately $1,400.
The credit agreement that governs the Senior Credit Facilities will permit us to incur incremental senior secured term loan borrowings, subject to the satisfaction of certain conditions, in an aggregate principal amount not to exceed the sum of $500 plus additional amounts so long as, on a pro forma basis at the time of incurrence, our consolidated secured net leverage ratio (as defined in the credit agreement that governs the Senior Credit Facilities) does not exceed 2.50x to 1.00x. See "Debt Financing Agreements" below for further information.

At March 31, 2014, our Cash and cash equivalents totaled $51, substantially all of which was held by foreign subsidiaries and was generally subject to U.S. income tax upon repatriation to the United States, as compared to $70 at March 31, 2013, 61% of which was held by foreign subsidiaries.
Cash Flows
Cash and cash equivalents increased by $5 for the three months ended March 31, 2014 and decreased $11 for the three months ended March 31, 2013. The components of these changes are discussed below.
Operating Activities
Details of Cash provided by (used in) operations for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013
Net loss	$(74)	$(8)
Depreciation and amortization	43	32
Asset impairments	26	—
Loss on investments and other assets, net	1	—
Equity in losses of investee companies, net of cash distributions	2	1
Equity-based compensation	2	7
Deferred income taxes	(11)	(5)
All other, net, including working capital changes	11	(28)
Cash provided by (used in) operations (a)	$—	$(1)
___________________________
(a) Includes foreign net income taxes paid of $1 for both of the three months ended March 31, 2014 and 2013.
The change in Cash provided by operations for the three months ended March 31, 2014 as compared with Cash used in operations for the three months ended March 31, 2013 primarily reflected a higher Net loss offset by an increase in Cash provided by working capital.
Investing Activities
Details of Cash used in investing activities for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013
Investments and acquisitions, net of cash acquired	$(12)	$(1)
Capital expenditures	(7)	(6)
Cash provided by (used in) investing activities	$(19)	$(7)
Cash used in investing activities increased primarily due to an increase in investment spending.
Financing Activities
Details of Cash provided by (used in) financing activities for the three months ended March 31, 2014 and 2013 are as follows:

	2014	2013
Excess tax benefit from Time Warner equity instruments	$12	$18
Net transfers from (to) Time Warner	12	(21)
Cash provided by (used in) financing activities	$24	$(3)

The change in Cash provided by financing activities for the three months ended March 31, 2014 was primarily due to Net transfers from Time Warner.
Principal Debt Obligations
At both March 31, 2014 and December 31, 2013, long-term debt was $38. Our Long-term debt consists of the present value of a non-recourse promissory note issued in connection with the acquisition of certain brand assets in 2001. Of the original principal amount of approximately $120, $45 of principal, representing the final payment, remained to be paid at its maturity on December 31, 2017. While the note has a zero coupon stated interest rate, for accounting purposes we have accreted interest expense. Interest expense for the three months ended March 31, 2014 was insignificant. In connection with the Internal Reorganization and Spin-Off, Time Warner will assume our obligations under this promissory note.
Debt Financing Agreements
In connection with the Spin-Off, on April 29, 2014, we issued $700 aggregate principal amount of the Senior Notes in a private offering. The Senior Notes are guaranteed by substantially all of our wholly owned domestic subsidiaries. If Time Warner determines not to pursue the Spin-Off or the Spin-Off is not completed by October 26, 2014, we must redeem all of the outstanding notes.
On April 24, 2014, we entered into Senior Credit Facilities providing for the Term Loan in an initial principal amount of $700 with a seven-year maturity and a $500 Revolving Credit Facility with a five-year maturity, of which up to $100 will be available for the issuance of letters of credit. Our obligations under the Senior Credit Facilities are guaranteed by substantially all of our existing wholly-owned domestic subsidiaries and secured by substantially all of our assets and the assets of the guarantors. Borrowings under the Senior Credit Facilities will bear interest at a rate equal to an applicable margin plus, at our option, either a base rate calculated in a customary manner or a eurocurrency rate calculated in a customary manner. With respect to the Term Loan, the applicable margin will be 2.25% for base rate loans and 3.25% for eurocurrency rate loans (subject to a eurocurrency "floor" equal to 1.00%). With respect to the Revolving Credit Facility, the applicable margin will be either 1.25% or 1.00% for base rate loans and 2.25% or 2.00% for eurocurrency rate loans (subject to a eurocurrency "floor" equal to 1.00%), with the rate determined based on our consolidated secured net leverage ratio (as defined in the credit agreement that governs the Secured Credit Facilities). The Term Loan is expected to be funded approximately ten days prior to the consummation of the Spin-Off.
The Senior Credit Facilities contain certain customary affirmative and negative covenants, restrictions and events of default. With respect to the Revolving Credit Facility only, we are required to maintain a consolidated secured net leverage ratio (as defined in the credit agreement that governs the Senior Credit Facilities) not to exceed 2.75x to 1.00x, as tested at the end of each fiscal quarter. We are in compliance with all provisions of the Senior Credit Facilities as of the date of filing this quarterly report.
Time Warner is not a guarantor of, and does not otherwise provide credit support for, the Senior Notes or the Senior Credit Facilities.
The Revolving Credit Facility is not available for borrowing prior to the Spin-Off. Following the Spin-Off and subject to customary conditions, undrawn commitments under the Revolving Credit Facility will be available to be drawn for working capital and other general corporate purposes, including permitted acquisitions, permitted investments and the issuance of letters of credit.
Contractual and Other Obligations
In addition to the financing arrangements discussed above, we have obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to certain firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying combined balance sheets.
Our contractual debt obligations immediately after the Spin-Off are expected to be approximately $1,400. Of these obligations, approximately $46 will be due ratably through 2020, approximately $654 will be due in 2021 and $700 will be due in 2022. The Revolving Credit Facility is not available for borrowings prior to the Spin-Off. Any amounts borrowed under the Revolving Credit Facility will be due in 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no outstanding interest rate swap contracts as of March 31, 2014. Our financial instruments subject to market risk as of March 31, 2014 are not significant. Our Term Loan is subject to variable interest rates. A hypothetical 100 basis point increase in interest rates could have an adverse effect on our annual interest expense of approximately $7. The Revolving Credit Facility will be subject to variable interest rates but is assumed to remain undrawn for purposes of this calculation.
Foreign Currency Exchange Rates
We conduct operations in four principal currencies: the U.S. dollar; the British pound sterling; the Euro; and the Mexican peso. These currencies primarily serve as the functional currency for our U.S., U.K., European and Mexican operations, respectively. Cash is managed centrally within each of these regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, funding in the appropriate local currencies is made available from intercompany capital. We generally do not hedge our investments in the net assets of our U.K., European and Mexican foreign operations.
Because of fluctuations in currency exchange rates, we are subject to currency translation exposure on the results of our operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities' statements of earnings and balance sheets from each functional currency to our reporting currency (the U.S. dollar) for consolidation purposes. We do not hedge translation risk because it typically generates positive cash flows from its international operations that are typically reinvested locally. Currency exchange rates with the most significant impact to its translation include the British pound sterling, the Euro and the Mexican peso. As currency exchange rates fluctuate, translation of our Statements of Operations into U.S. dollars affects the comparability of revenues and operating expenses between years.
Credit Risk
Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Our receivables did not represent significant concentrations of credit risk as of March 31, 2014 or December 31, 2013 due to the wide variety of customers, markets and geographic areas to which our products and services are sold.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange

Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 8, Commitments and Contingencies, in the accompanying combined financial statements.

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Registration Statement on Form 10, as amended, filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
10.1
Employment Agreement, dated November 5, 2013, effective as of October 31, 2013, amended as of March 31, 2014, between Time Inc. and Norman Pearlstine (incorporated herein by reference to Exhibit 10.6 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 28, 2014).

10.2
Employment Agreement, amended and restated as of March 25, 2014, effective as of March 31, 2014, between Time Inc. and Todd Larsen (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 28, 2014).

10.3
Employment Agreement, amended and restated as of February 19, 2014, effective as of March 21, 2014, between Time Inc. and Evelyn Webster (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 28, 2014).

10.4
Separation Agreement, dated and effective January 9, 2014, between Time Inc. and Martha Nelson (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.5
Time Inc. Supplemental Savings Plan, dated and effective January 1, 2011, restated January 1, 2014 (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.6
Time Inc. Deferred Compensation Plan, dated and effective November 18, 1998, restated January 1, 2014 (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.7
Time Inc. Deferred Compensation Plan, dated and effective November 18, 1998, restated January 1, 2014 and applicable to amounts deferred prior to January 1, 2005 (incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.8
Time Inc. Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit 10.22 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 28, 2014).

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME INC. (Registrant)

By:	/s/ Jeffrey J. Bairstow
Jeffrey J. Bairstow
Executive Vice President and Chief Financial Officer
Date: May 14, 2014