Form 10-Q/A
period 2014-03-31
Time Inc.
filed 2014-06-11
CIK 1591517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),* and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of
Common Stock — $0.01 par value	May 9, 2014	**
100
*The registrant became subject to the requirements on May 9, 2014.
**As of May 9, 2014, none of the voting stock of the registrant is held by a non-affiliate of the registrant. There is no publicly-traded market for any class of voting stock of the registrant. There is one holder of record of the registrant's equity, Time Warner Inc.

Explanatory Note
The purpose of this Amendment No. 1 to Time Inc's Quarterly Report on Form 10-Q for the period ended March 31, 2014, as filed with the Securities and Exchange Commission on May 14, 2014 (the "Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 provides the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Combined Balance Sheets, (ii) the unaudited Combined Statements of Operations, (iii) the unaudited Combined Statements of Comprehensive Income, (iv) the unaudited Combined Statements of Cash Flows, (v) the unaudited Combined Statements of Equity and (vi) the unaudited Notes to the Combined Financial Statements.
Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections. No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

	Exhibit No.	Description
*	10.1
Employment Agreement, dated November 5, 2013, effective as of October 31, 2013, amended as of March 31, 2014, between Time Inc. and Norman Pearlstine (incorporated herein by reference to Exhibit 10.6 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 28, 2014).

*	10.2
Employment Agreement, amended and restated as of March 25, 2014, effective as of March 31, 2014, between Time Inc. and Todd Larsen (incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 28, 2014).

*	10.3
Employment Agreement, amended and restated as of February 19, 2014, effective as of March 21, 2014, between Time Inc. and Evelyn Webster (incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 28, 2014).

*	10.4
Separation Agreement, dated and effective January 9, 2014, between Time Inc. and Martha Nelson (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

*	10.5
Time Inc. Supplemental Savings Plan, dated and effective January 1, 2011, restated January 1, 2014 (incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

*	10.6
Time Inc. Deferred Compensation Plan, dated and effective November 18, 1998, restated January 1, 2014 (incorporated herein by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

*	10.7
Time Inc. Deferred Compensation Plan, dated and effective November 18, 1998, restated January 1, 2014 and applicable to amounts deferred prior to January 1, 2005 (incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

*	10.8
Time Inc. Incentive Plan for Executive Officers (incorporated herein by reference to Exhibit 10.22 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 28, 2014).

*	31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.
*	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.
**	101.INS	XBRL Instance Document
**	101.SCH	XBRL Taxonomy Extension Schema Document
**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**	101.DEF	XBRL Taxonomy Extension Definition Linkbase
**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed with the Form 10-Q
** Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME INC. (Registrant)

By:	/s/ Jeffrey J. Bairstow
Jeffrey J. Bairstow
Executive Vice President and Chief Financial Officer
Date: June 11, 2014