Form 10-Q
period 2014-06-30
Time Inc.
filed 2014-08-05
CIK 1591517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days*.    Yes  ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of
Common Stock — $0.01 par value	July 31, 2014
108,938,560
* The registrant became subject to the requirements on May 9, 2014.

TIME INC.
INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION
Item 1. Consolidated and Combined Financial Statements
TIME INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited; millions, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$204	$46
Receivables, less allowances of $250 and $281	383	489
Inventories, net of reserves	62	56
Deferred tax assets	98	75
Prepaid expenses and other current assets	113	97
Assets held for sale	51	—
Total current assets	911	763

Property, plant and equipment, net	475	534
Intangible assets subject to amortization, net	1,130	582
Intangible assets not subject to amortization	—	586
Goodwill	3,163	3,162
Other assets	78	47
Total assets	$5,757	$5,674

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$564	$534
Deferred revenue	437	449
Current portion of long-term debt	7	—
Liabilities held for sale	12	—
Total current liabilities	1,020	983

Long-term debt	1,370	38
Deferred tax liabilities	296	313
Deferred revenue	122	135
Other noncurrent liabilities	191	163
Commitments and contingencies (Note 11)

Shareholders' Equity
Common stock, $0.01 par value, 400 million shares authorized; 108.97
million shares issued and outstanding	1	—
Preferred stock, $0.01 par value, 40 million shares authorized; none issued	—	—
Additional paid-in-capital	12,654	—
Time Warner investment	—	4,158
Accumulated deficit	(9,819)	—
Accumulated other comprehensive loss, net	(78)	(116)
Total shareholders' equity	2,758	4,042
Total liabilities and shareholders' equity	$5,757	$5,674
See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Advertising	$461	$448	$851	$837
Circulation	258	273	528	531
Other	101	112	186	202
Total Revenues	820	833	1,565	1,570
Costs of revenues	(332)	(322)	(643)	(626)
Selling, general and administrative expenses	(408)	(376)	(802)	(755)
Amortization of intangible assets	(20)	(10)	(39)	(20)
Restructuring and severance costs	(55)	(1)	(170)	(54)
Asset impairments	—	—	(26)	—
Goodwill impairment	(26)	—	(26)	—
Operating income (loss)	(21)	124	(141)	115
Interest income (expense), net	(11)	—	(12)	(1)
Other income (expense), net	(1)	(3)	4	(3)
Income (loss) before income taxes	(33)	121	(149)	111
Income tax (provision) benefit	1	(46)	43	(44)
Net income (loss)	$(32)	$75	$(106)	$67

Per share information attributable to
Time Inc. common shareholders:
Basic net income (loss) per common share	$(0.30)	$0.69	$(0.98)	$0.62
Weighted average basic common shares
outstanding	108.97	108.94	108.97	108.94
Diluted net income (loss) per common share	$(0.30)	$0.69	$(0.98)	$0.62
Weighted average diluted common shares
outstanding	108.97	108.94	108.97	108.94
See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(32)	$75	$(106)	$67

Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	17	—	45	(58)

Pension benefit obligations:
Unrealized gains (losses) occurring during the
period	1	—	(10)	8
Reclassification adjustment for (gains) losses
realized in net income (loss)	2	—	3	1
Net pension benefit obligations	3	—	(7)	9

Other comprehensive income (loss)	20	—	38	(49)

Comprehensive income (loss)	$(12)	$75	$(68)	$18
See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
Six Months Ended June 30,
(Unaudited; millions)

	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(106)	$67
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	91	62
Asset impairments	26	—
Goodwill impairment	26	—
Equity in (gains) losses of investee companies, net of cash distributions	2	2
Equity-based compensation	10	9
Deferred income taxes	(11)	3
Changes in operating assets and liabilities:
Receivables	114	66
Inventories	(7)	(15)
Prepaid expenses and other current assets	(34)	(30)
Accounts payable and accrued liabilities(1)	(38)	(50)
Other, net	7	4
Cash provided by operations(1)	80	118

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(29)	(2)
Capital expenditures	(23)	(12)
Cash used in investing activities	(52)	(14)

FINANCING ACTIVITIES
Proceeds from the issuance of debt	1,377	—
Financing costs	(13)	—
Excess tax benefit from equity instruments	—	26
Transfer to Time Warner in connection with Spin-Off	(1,400)	—
Net transfers from (to) Time Warner	166	(142)
Cash provided by (used in) financing activities	130	(116)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	158	(12)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46	81
CASH AND CASH EQUIVALENTS, END OF PERIOD	$204	$69
__________________________
(1) The six months ended June 30, 2014 includes a $50 million payment for settlement of a lease obligation.

See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
Six Months Ended June 30,
(Unaudited; millions)

	2014
	Common Stock	Additional Paid-in Capital	Time Warner Investment	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
BALANCE, BEGINNING OF PERIOD	$—	$—	$4,158	$—	$(116)	$4,042
Net income (loss)	—	—	(69)	(37)	—	(106)
Other comprehensive
income (loss)	—	—	—	—	38	38
Equity-based
compensation and other	—	8	2	—	—	10
Net transactions
with Time Warner	—	—	(1,226)	—	—	(1,226)
Conversion of Time
Warner Investment	1	12,646	(2,865)	(9,782)	—	—
BALANCE, END OF PERIOD	$1	$12,654	$—	$(9,819)	$(78)	$2,758

	2013
	Common Stock	Additional Paid-in Capital	Time Warner Investment	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
BALANCE, BEGINNING OF PERIOD	$—	$—	$4,429	$—	$(145)	$4,284
Net income (loss)	—	—	67	—	—	67
Other comprehensive
income (loss)	—	—	—	—	(49)	(49)
Net transactions
with Time Warner	—	—	(52)	—	—	(52)
BALANCE, END OF PERIOD	$—	$—	$4,444	$—	$(194)	$4,250

See accompanying notes.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Time Inc. and its subsidiaries (collectively, the "Company", "we", "us" or "our") is the largest magazine publisher in the United States based on both readership and print advertising revenues and the largest magazine publisher in the U.K. based on print newsstand revenues. As of June 30, 2014, we published 23 magazines in print in the United States, including People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly, Travel & Leisure and Fortune and over 70 magazines outside the United States, primarily through IPC Magazines Group Limited ("IPC") in the U.K. and Grupo Editorial Expansión ("GEX") in Mexico. A substantial majority of our print magazines are available as tablet editions on digital devices and platforms. In addition, as of June 30, 2014, we operated over 45 websites that collectively have tens of millions of average monthly unique visitors around the world. We also operate an integrated publishing business that provides content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including magazine subscription sales services, retail distribution and marketing services and customer service and fulfillment services, to us and third-party clients, including other magazine publishers.
The Spin-Off
On June 6, 2014 (the “Distribution Date”), we completed the complete legal and structural separation of our business (the “Spin-Off”) from Time Warner Inc. (“Time Warner”). The Spin-Off was completed by way of a pro rata dividend on the Distribution Date of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014 (the “Record Date”) based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held. Following the Spin-Off, Time Warner stockholders became the owners of 100% of the outstanding shares of common stock of Time Inc. and Time Inc. began operating as an independent, publicly-traded company with its common stock trading on The New York Stock Exchange (“NYSE") under the symbol “TIME”. In connection with the Spin-Off, we and Time Warner entered into the Separation and Distribution Agreement dated June 4, 2014 (the “Separation and Distribution Agreement”) and certain other related agreements which govern our relationship with Time Warner following the Spin-Off.
Basis of Presentation
The accompanying unaudited consolidated and combined interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, these unaudited consolidated and combined interim financial statements do not include all of the information and notes required for complete annual financial statements. The accompanying unaudited consolidated and combined interim financial statements should be read in conjunction with our audited combined financial statements and notes thereto for the year ended December 31, 2013 contained in Amendment No. 4 to our Registration Statement on Form 10 filed with the SEC on May 8, 2014. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the current year ending December 31, 2014. The financial information prior to the Spin-Off may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly-traded company.
The consolidated and combined interim financial statements presented in this Form 10-Q are unaudited; however, in the opinion of management, such unaudited consolidated and combined interim financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. All intercompany transactions have been eliminated.
Prior to the Spin-Off, our combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Time Warner. Our financial statements as of December 31, 2013 and for the three and six months ended June 30, 2013 are on a combined basis and presented as carve-out financial statements as we were not a separate consolidated entity prior to the Distribution Date. These statements reflect the combined historical results of operations, financial position and cash flows of Time Warner’s publishing segment, which consisted principally

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

of its magazine publishing business and related websites and operations managed by Time Inc. (the "TW Publishing Segment"). Subsequent to the Distribution Date, the financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 are presented on a consolidated basis as we became a separate consolidated entity.
In connection with the Spin-Off, we entered into agreements with Time Warner that either did not exist historically or that have different terms than the terms of arrangements or agreements that existed prior to the Spin-Off. In addition, our historical financial information does not reflect changes that we are experiencing as a result of the separation from Time Warner, including changes in the financing, operations, cost structure and personnel needs of our business. Further, the historical financial statements include allocations of certain Time Warner corporate expenses. We believe the assumptions and methodologies underlying the allocation of these expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by us if we had operated as an independent, publicly-traded company or of our costs expected to be incurred in the future. These allocated expenses relate to various services that have historically been provided to us by Time Warner, including cash management and other treasury services, administrative services (such as tax, human resources and employee benefit administration) and certain global marketing and IT services. During the three months ended June 30, 2014 and 2013, we incurred $2 million and $4 million, respectively, of expenses related to charges for services performed by Time Warner. During the six months ended June 30, 2014 and 2013, we incurred $6 million and $10 million, respectively, of expenses related to charges for services performed by Time Warner.
The unaudited consolidated and combined interim financial statements will be referred to as the "Financial Statements" herein. The unaudited consolidated and combined statements of operations will be referred to as the "Statements of Operations" herein. The unaudited consolidated and combined balance sheets will be referred to as the "Balance Sheets" herein.
Our Balance Sheet as of June 30, 2014 consists of our consolidated balances subsequent to the Spin-Off. The balances reflect the assets and liabilities that were historically included in the TW Publishing Segment. All assets and liabilities included in our Balance Sheet as of June 30, 2014 are recorded on a historical cost basis. Our Balance Sheet as of December 31, 2013 consists of the combined balances of the TW Publishing Segment.
For purposes of our Financial Statements for periods prior to the Spin-Off, income tax expense has been recorded as if we filed tax returns on a stand-alone basis separate from Time Warner. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a stand-alone enterprise for the periods prior to the Distribution Date. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of our actual tax balances prior to or subsequent to the Spin-Off. Prior to the Spin-Off, our operating results were included in Time Warner’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, we expect to file our initial U.S. income tax return for the period from June 7, 2014 through December 31, 2014 in 2015. The income tax accounts reflected in the Balance Sheet as of June 30, 2014 include income taxes payable and deferred taxes allocated to us at the time of the Spin-Off. The calculation of our income taxes involves considerable judgment and the use of both estimates and allocations.
The financial position and operating results of most of our foreign operations are combined or consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Translation gains or losses on assets and liabilities are included as a component of Accumulated other comprehensive income (loss), net.
Use of Estimates
The preparation of our Financial Statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
Significant estimates and judgments inherent in the preparation of the Financial Statements include accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, magazine and product returns, pension and other post-retirement benefits, equity-based compensation, income taxes, contingencies, and litigation matters.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Accounting Guidance Adopted in 2014
Presentation of Unrecognized Tax Benefits
On January 1, 2014, we adopted, on a prospective basis, guidance that requires a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of a jurisdiction or the tax law of a jurisdiction does not require it, and we do not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of this guidance has had no impact on our Financial Statements.
Accounting Guidance Not Yet Adopted
In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and permits the use of either the retrospective or cumulative effective transition method with early application not permitted. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our Financial Statements and related disclosures.
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
Interim Impairment Testing of Goodwill and Long-Lived Assets
Goodwill is tested annually for impairment during the fourth quarter of each fiscal year or earlier upon the occurrence of certain events or substantive changes in circumstances. Long-lived assets, including Property, plant and equipment and finite-lived intangible assets, do not require that an annual impairment test be performed. Instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. As a result of the Spin-Off, we assessed our Goodwill and long-lived assets for impairment as of June 6, 2014.
The June 6, 2014 impairment test did not result in an impairment of Goodwill because the fair value of our reporting unit exceeded its carrying value by approximately 4%. Had the fair value of our reporting unit been less than its carrying value, we would have been required to perform the second step of the impairment review process to determine the ultimate amount of the impairment loss to record. The significant assumptions utilized in the impairment test included projected future cash flows from our 2014 budget and long-range plan, a discount rate of 10.5%, a terminal growth rate of 1.0% and a market multiple of 7.5x a measure of earnings.
Although the June 6, 2014 impairment test did not result in an impairment of Goodwill, we continue to experience declines in our print advertising and circulation revenues as a result of market conditions in the magazine publishing industry. We utilized our long range plan that served as the basis for the discounted cash flow ("DCF") analysis used in the June 6, 2014 impairment review. If market conditions worsen, if the market price of our publicly traded common stock declines, or if our performance fails to meet current expectations, it is possible that the carrying value of our reporting unit will exceed its fair value, which could result in the recognition of a noncash impairment of Goodwill that could be material.
Effective January 1, 2014, certain tradenames with a carrying value totaling approximately $586 million that were previously assigned indefinite lives have been assigned finite lives of 17 years. We recorded amortization expense of approximately $8 million and $17 million on these tradenames during the three and six months ended June 30, 2014,

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

respectively. For the year ending December 31, 2014, we expect to record total amortization expense of approximately $34 million related to these intangible assets.
The impairment test for long-lived assets utilized estimates of undiscounted future cash flows based on the use of the assets for their remaining useful lives. During the six months ended June 30, 2014 we recorded fixed asset impairments of approximately $26 million primarily related to a building that we classified as held for sale as well as our exit of certain leased properties. The building held for sale is recorded at its fair value less costs to sell within Assets held for sale on the Balance Sheet as of June 30, 2014.
In August 2014, the sale of our Mexico-based operation, GEX, was consummated (See Note 2, Dispositions). The assets and liabilities associated with GEX met the criteria for presentation as Assets and Liabilities held for sale as of June 30, 2014 and are reflected as such on the accompanying Balance Sheet. The sale price of approximately $40 million resulted in an allocated Goodwill impairment charge of $26 million for the three and six months ended June 30, 2014.
2. DISPOSITIONS
In August 2014, the sale of our Mexico-based operation, GEX, was consummated. The assets and liabilities associated with GEX met the criteria for presentation as Assets and Liabilities held for sale as of June 30, 2014 and are reflected as such on the accompanying Balance Sheet. The sale price of approximately $40 million resulted in an allocated Goodwill impairment charge of $26 million for the three and six months ended June 30, 2014. GEX revenues for the three and six months ended June 30, 2014 and 2013 represented 2% or less of our overall revenues during those periods.
3. FAIR VALUE MEASUREMENTS
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
We primarily apply the market approach for recurring fair value measurements. In connection with the Tax Matters Agreement with Time Warner, we are required to indemnify Time Warner for tax recharges in connection with our employees' exercises of stock compensation awards granted by Time Warner. The fair value of this obligation, estimated at $7 million, was derived using a Black-Scholes model and is considered a Level 3 measurement. As of June 30, 2014 and December 31, 2013, other assets and liabilities required to be carried at fair value on a recurring basis were not significant.
Financial Instruments
Our financial instruments, including our term loan (the "Term Loan") and our 5.75% senior unsecured notes due 2022 (the "Senior Notes"), are not required to be carried on our Balance Sheets at fair value. However, the following table summarizes the fair values of each of our significant debt instruments based on quoted market prices for the same or similar issues or on the current rates offered to us for instruments of the same remaining maturities (in millions):

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan	$687	$705	$—	$—
5.75% Senior Notes	690	702	—	—
This Old House Promissory Note	—	—	38	38
	$1,377	$1,407	$38	$38
The carrying value of our Term Loan and Senior Notes reflects a discount of $13 million and $10 million, respectively. Fair value estimates related to our debt instruments presented above and considered a Level 3 measurement are made at a specific point in time, based on relevant market information and information about the financial instruments.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

These estimates are subjective in nature and include uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
The carrying value for the majority of our other financial instruments approximates fair value due to the short-term nature of the financial instrument or because the financial instrument is of a longer-term nature and is recorded on a discounted basis. For the remainder of our financial instruments, differences between carrying value and fair value were not significant as of June 30, 2014.
Non-Financial Instruments
The majority of our non-financial instruments, which include Goodwill, Intangible assets, Inventories and Property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for Goodwill) a non-financial instrument is required to be evaluated for impairment. If we were to determine that the non-financial instrument were impaired, we would be required to write down the non-financial instrument to its fair value.
During the first quarter of 2014, we classified one of our buildings as an Asset held for sale. As a result, we recorded a noncash impairment charge of $20 million to write down the value of the building to its fair value less costs to sell. The resulting fair value measurement was considered to be a Level 3 measurement and was determined using a market approach.
In August 2014, the sale of our Mexico-based GEX operations was consummated. The assets and liabilities associated with GEX met the criteria for presentation as Assets and Liabilities held for sale as of June 30, 2014 and are reflected as such on the accompanying Balance Sheet. The sale price of approximately $40 million resulted in an allocated Goodwill impairment charge of $26 million for the three and six months ended June 30, 2014. The assumptions used to fair value the assets and liabilities of GEX and allocated goodwill were consistent with those used in our overall goodwill impairment analysis. See Note 1, Description of Business and Basis of Presentation- Interim Impairment Testing of Goodwill and Long-Lived Assets. The resulting fair value measurement was considered a Level 3 measurement and was determined using a market approach.
4. INVENTORIES
Inventories consist of (in millions):

	June 30, 2014	December 31, 2013
Inventories:
Raw materials - paper	$46	$40
Work in process	1	1
Finished goods	15	15
Total inventories	$62	$56
Work in process inventory primarily relates to books in production that have not yet been completed. Finished goods inventory primarily relates to books and other merchandise.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

5. SHAREHOLDERS' EQUITY
Prior to the Distribution Date, Time Warner, as our sole shareholder, approved and adopted our Amended and Restated Certificate of Incorporation, and our Board of Directors approved and adopted our Amended and Restated By-laws. The following summarizes information concerning our capital stock.
Authorized Capital Stock
Since the Spin-Off, our authorized capital stock consists of 400 million shares of common stock, par value $0.01 per share, and 40 million shares of preferred stock, par value $0.01 per share.
Common Stock
Shares Outstanding: On the Distribution Date, Time Warner completed the distribution of one share of common stock of Time Inc. for every eight shares of Time Warner common stock. Following the distribution, we had approximately 108.94 million shares of common stock issued and outstanding.
Dividends: Holders of shares of our common stock will be entitled to receive dividends when, as and if declared by our Board of Directors at its discretion out of funds legally available for that purpose, subject to the preferential rights of any preferred stock that may be outstanding. The timing, declaration, amount and payment of future dividends are dependent on our financial condition, earnings, the capital requirements of our business, covenants associated with debt obligations and debt service obligations, as well as legal requirements, regulatory constraints, industry practice and other factors deemed relevant by our Board of Directors. Our Board of Directors will make all decisions regarding our payment of dividends from time to time in accordance with applicable law.
Voting Rights: The holders of our common stock are entitled to vote only in the circumstances set forth in our Amended and Restated Certificate of Incorporation. The holders of our common stock will be entitled to one vote for each share held of record on all matters submitted to a vote of the shareholders.
Other Rights: Subject to the preferential liquidation rights of any preferred stock that may be outstanding, upon our liquidation, dissolution or winding-up, the holders of our common stock will be entitled to share ratably in those of our assets legally available for distribution to our stockholders.
The holders of our common stock do not have preemptive rights or preferential rights to subscribe for shares of our capital stock.
Preferred Stock
Without any further vote or action by the stockholders, our Board of Directors may designate and issue from time to time up to 40 million shares of preferred stock in one or more series. Our Board of Directors may determine and fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of the series, and the preferences and relative, participating, optional and other rights, if any, and any qualifications, limitations or restrictions, applicable to the shares of such series.
Comprehensive Income (Loss)
Comprehensive income (loss) is reported in the Consolidated and Combined Statements of Comprehensive Income (Loss) and consists of Net income (loss) and other gains and losses affecting shareholders' equity that, under GAAP, are excluded from Net income (loss). Such items consist primarily of foreign currency translation gains (losses) and changes in certain pension benefit plan obligations. Changes in Comprehensive income (loss) for the three months ended June 30, 2013 were not significant.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following summary sets forth the activity within Other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014			2014
	Pretax	Tax (Provision) Benefit	Net of Tax	Pretax	Tax (Provision) Benefit	Net of Tax
Foreign currency translation
gains (losses)	$17	$—	$17	$45	$—	$45
Unrealized gains (losses) on
pension benefit obligations	1	—	1	(14)	4	(10)
Reclassification adjustment for
(gains) losses on pension benefit obligations realized in Net income (loss) (a)	3	(1)	2	4	(1)	3
Other comprehensive income
(loss)	$21	$(1)	$20	$35	$3	$38

	Three Months Ended June 30,			Six Months Ended June 30,
	2013			2013
	Pretax	Tax (Provision) Benefit	Net of Tax	Pretax	Tax (Provision) Benefit	Net of Tax
Foreign currency translation
gains (losses)	$—	$—	$—	$(58)	$—	$(58)
Unrealized gains (losses) on
pension benefit obligations	—	—	—	10	(2)	8
Reclassification adjustment for
(gains) losses on pension benefit obligations realized in Net income (loss) (a)	—	—	—	1	—	1
Other comprehensive income
(loss)	$—	$—	$—	$(47)	$(2)	$(49)
__________________________
(a) Included in Selling, general and administrative expenses.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

6. EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share for our common stock is calculated by dividing Net income (loss) attributable to Time Inc. common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares issuable under equity-based compensation plans except where the inclusion of such common shares would have an anti-dilutive impact.
On the Distribution Date, approximately 108.94 million shares of our common stock were distributed to Time Warner stockholders as of the Record Date. This share amount is being utilized for the pro forma calculation of both basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2013 as no equity-based awards were outstanding prior to June 6, 2014 and Time Inc. was a wholly-owned subsidiary of Time Warner prior to that date. Diluted earnings (loss) per common share for the three and six months ended June 30, 2014 excludes equity awards for which common shares may be issued under our stock compensation plans because their inclusion would have had an anti-dilutive impact.
For the three and six months ended June 30, 2014 and 2013, basic and diluted earnings (loss) per common share were as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to Time Inc.
common shareholders	$(32)	75	$(106)	$67

Weighted average number of common shares
outstanding - basic	108.97	108.94	108.97	108.94
Dilutive effect of equity awards	—	—	—	—
Weighted average number of common shares
outstanding - diluted	108.97	108.94	108.97	108.94

Net income (loss) per common share attributable to Time Inc. common shareholders:
Basic	$(0.30)	$0.69	$(0.98)	$0.62
Diluted	$(0.30)	$0.69	$(0.98)	$0.62
The computation of diluted income per common share for the three and six months ended June 30, 2014 and 2013 excludes certain equity awards because they are antidilutive. Such equity awards are as set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Antidilutive equity awards:	1	—	1	—
7. EQUITY-BASED COMPENSATION
Prior to the consummation of the Spin-Off, our employees were eligible to participate in Time Warner’s equity plans pursuant to which they were granted awards of Time Warner common stock. The equity-based payments recorded by us prior to the Spin-Off included the expense associated with our employees.
Following the Spin-Off, our employees no longer actively participate in the Time Warner equity plans. Active, non-retirement eligible employees who held Time Warner equity awards at the time of the Spin-Off were treated as if their employment with Time Warner were terminated without cause. For most of our employees, this treatment resulted in the forfeiture of unvested stock options and shortened exercise periods for vested stock options. The treatment also

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

resulted in the pro rata vesting of the next installment of, and forfeiture of the remainder of, their restricted stock units ("RSUs"). Following the Spin-Off, we granted these employees Time Inc. RSUs under the Time Inc. 2014 Omnibus Incentive Compensation Plan (the "Omnibus Incentive Plan") with a value intended to equal the intrinsic value of their forfeited Time Warner options and RSUs and with substantially the same vesting schedule as the forfeited awards. Such Time Inc. RSUs granted to replace forfeited Time Warner awards provide awardees with a right to any dividends that may be declared on the underlying Time Inc. common stock. These awards approximated 1.8 million RSUs.
In accordance with the terms of our Chief Executive Officer's and our Executive Vice President and Chief Financial Officer's employment agreements and associated equity award agreements, Time Warner stock options and RSUs held by these two executives at the time of the Spin-Off were converted into Time Inc. equity awards with the same general terms and conditions as the original awards.
Additionally, in June 2014, our Board of Directors approved and granted approximately 1.7 million RSUs and approximately 1.1 million stock options under the Omnibus Incentive Plan.
There were no Time Warner RSUs or stock options granted to our employees during the three and six months ended June 30, 2014 and 2013.
The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per option:

	Six Months Ended June 30,
	2014	2013
Expected volatility	28.3%	—%
Expected term to exercise from grant date	5.28	—
Risk-free rate	1.9%	—%
Expected dividend yield	3.0%	—%
Weighted average grant date fair value per option	$4.68	$—
The following table sets forth the weighted average grant date fair value of RSUs:

	Six Months Ended June 30,
	2014	2013
RSUs	$22.08	$—
The following table sets forth the number of stock options and RSUs granted (in millions):

	Six Months Ended June 30,
	2014	2013
Stock options	1	—
RSUs	4	—
Compensation expense recognized for equity-based awards is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
RSUs	$5	$2	$7	$8
Stock options	3	—	3	1
Total impact on Operating income (loss)	$8	$2	$10	$9
Income tax benefit recognized	$—	$—	$—	$—

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Total unrecognized compensation cost related to unvested RSUs as of June 30, 2014, without taking into account expected forfeitures, was $75 million and is expected to be recognized over a weighted-average period between one and four years.
Total unrecognized compensation cost related to unvested stock options as of June 30, 2014, without taking into account expected forfeitures, was $7 million and is expected to be recognized over a weighted-average period between three and four years.
8. PENSION BENEFITS
In May 2014, our Board of Directors adopted the Time Inc. Excess Benefit Pension Plan, which is a continuation of the Time Warner Excess Benefit Pension Plan. The Time Warner Excess Benefit Pension Plan provides for payments of additional pension benefits to eligible employees in excess of the federal limitation on the amount of compensation eligible for the calculation of benefits and the amount of benefits derived from employer contributions that may be paid to participants under the Time Warner Pension Plan. Pursuant to the Time Inc. Excess Benefit Pension Plan, we remain responsible, following the Spin-Off, for the accrued benefits of any employee who was actively employed by us on or after January 1, 2014 or who was receiving salary continuation or separation pay benefits from us on or after December 31, 2013, and Time Warner remains responsible for any obligation to our other former employees who participated in the Time Warner Excess Benefit Pension Plan. The Time Warner Excess Benefit Pension Plan has been frozen to new participants since 2010. The Time Inc. Excess Benefit Pension Plan has been terminated such that participants will be fully paid out under the provisions of the plan in 2015.
In addition to the Time Inc. Excess Benefit Pension Plan, we participate in various other funded and unfunded noncontributory defined benefit plans, including international plans in the U.K., Germany and Benelux. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation during their employment period.
The components of Net periodic benefit (income) loss for our defined benefit pension plans for the three and six months ended June 30, 2014 and 2013 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net periodic benefit (income) loss:
Interest cost	$7	$7	$14	$14
Expected return on plan assets	(11)	(10)	(22)	(20)
Amortization of net loss	1	1	2	2
Net periodic benefit (income) loss	$(3)	$(2)	$(6)	$(4)

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

9. RESTRUCTURING AND SEVERANCE COSTS
Our Restructuring and severance costs primarily relate to employee termination costs and other exit costs, including lease terminations. Restructuring and severance costs are expensed as incurred for the three and six months ended June 30, 2014 and 2013 and are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restructuring and severance costs	$55	$1	$170	$54

Selected information relating to Restructuring and severance costs is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2013	$28	$30	$58
Net accruals for 2014 restructurings	119	51	170
Noncash adjustments (a)	(4)	5	1
Cash paid	(35)	(70)	(105)
Remaining liability as of June 30, 2014	$108	$16	$124
__________________________
(a) Noncash adjustments relate to the settlement of certain employee-related liabilities with equity instruments and adjustments for deferred rent liabilities and restoration obligations.
As of June 30, 2014, of the remaining $124 million liability, $89 million was classified as a current liability in the Balance Sheets, with the remaining $35 million classified as a noncurrent liability. Amounts classified as noncurrent liabilities are expected to be paid through 2020 and primarily relate to severance costs.
As a result of the planned relocation of our corporate headquarters (See Note 11, Commitments and Contingencies- Lease Obligations), we have accelerated the depreciation on our current tenant improvements at our New York City headquarters at 1271 Avenue of the Americas. This accelerated depreciation charge impacted the three months ended June 30, 2014 by $5 million and is expected to impact 2014 results of operations by $16 million and 2015 results of operations by $21 million.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10. DEBT

Our debt obligations consist of the following (in millions):

	June 30, 2014	December 31, 2013
5.75% Senior Notes	$700	$—
Senior Credit Facilities:
Term Loan	700	—
Revolving Credit Facility	—	—
This Old House Promissory Note	—	38
Unamortized discount	(23)	—
Total debt obligations	1,377	38
Less: Current portion of long-term debt	(7)	—
Noncurrent debt obligations	$1,370	$38

Future maturities of debt as of June 30 are as follows (in millions):
2015	$7
2016	7
2017	7
2018	7
2019	7
Thereafter	1,365
Total future maturities	1,400
Unamortized discount	(23)
Total debt obligations	$1,377
Senior Notes and Senior Credit Facilities
On April 29, 2014, Time Inc. issued $700 million aggregate principal amount of the Senior Notes in a private offering. The Senior Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries.
On or after April 15, 2017, we may redeem the Senior Notes, in whole at any time or in part from time to time, at a premium that will start at 4.313% and decrease over time to zero, plus accrued and unpaid interest. Prior to April 15, 2017, we may redeem the Senior Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus a customary “make-whole” premium, plus accrued and unpaid interest. In addition, until April 15, 2017, we may, at any time and from time to time, redeem up to 40% of the aggregate principal amount of the Senior Notes at a redemption price equal to 105.75% of the principal amount of such Senior Notes plus accrued and unpaid interest with the proceeds of certain equity offerings. In the event of a change of control (as defined in the indenture that governs the Senior Notes), the holders of the Senior Notes may require us to purchase for cash all or a portion of their Senior Notes at a purchase price equal to 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest.
On April 24, 2014, we entered into senior secured credit facilities (the "Senior Credit Facilities") providing for a Term Loan in an aggregate principal amount of $700 million with a seven-year maturity and a $500 million revolving credit facility with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit (the "Revolving Credit Facility"). The Revolving Credit Facility will be used for working capital and other general corporate purposes. The Revolving Credit Facility was not available for borrowings prior to the Spin-Off. The Term Loan was funded on May 29, 2014.
All obligations under the Senior Credit Facilities are unconditionally guaranteed by substantially all of our existing and future direct and indirect wholly-owned domestic subsidiaries (subject to certain exceptions). All obligations under the

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Senior Credit Facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of Time Inc.'s assets and the assets of the guarantors under the Senior Credit Facilities, including a first-priority pledge of all of the capital stock of our subsidiaries directly held by Time Inc. or the guarantors (which pledge, in the case of the capital stock of any such directly-held foreign subsidiary, is limited to 65% of its voting capital stock and 100% of its non-voting stock). All then-outstanding principal and interest under the Term Loan is due and payable on April 24, 2021. All then outstanding principal and interest under the Revolving Credit Facility is due and payable, and all commitments thereunder will terminate, on June 6, 2019.
The credit agreement that governs the Senior Credit Facilities permits us to incur incremental senior secured term loan borrowings under the Senior Credit Facilities, subject to the satisfaction of certain conditions, in an aggregate principal amount not to exceed the sum of $500 million plus additional amounts so long as, on a pro forma basis at the time of incurrence, our consolidated secured net leverage ratio (as defined in the credit agreement that governs the Senior Credit Facilities) does not exceed 2.50 to 1.00. However, no lender is under any obligation to make such incremental senior secured term loans to us.
We are permitted to prepay amounts outstanding under the Senior Credit Facilities at any time. If a prepayment of the Term Loan is made on or prior to May 29, 2015 as a result of certain refinancing or repricing transactions, we will be required to pay a fee equal to 1.00% of the principal amount of the obligations so refinanced or repriced. Subject to certain exceptions, we are required to prepay the Term Loan with the net cash proceeds of certain asset sales out of the ordinary course of business, casualty events and issuances of debt. We are required to make quarterly repayments of the Term Loan equal to 0.25% of the aggregate principal amount, beginning on September 30, 2014.
Borrowings under the Senior Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or eurocurrency rate calculated in a customary manner. With respect to the Term Loan, the applicable margin will be 2.25% for base rate loans and 3.25% for eurocurrency rate loans (subject to a eurocurrency “floor” of 1.00%). With respect to the Revolving Credit Facility, the applicable margin will be either 1.25% or 1.00% for base rate loans and 2.25% or 2.00% for eurocurrency rate loans, with the applicable rate determined based on our consolidated secured net leverage ratio (as defined in the credit agreement that governs the Senior Credit Facilities). We are required to pay a quarterly commitment fee under the Revolving Credit Facility equal to 0.375% of the actual daily unused portion of the commitments during the applicable quarter, as well as a letter of credit fee equal to the applicable margin for the Revolving Credit Facility payable on the aggregate face amount of letters of credit outstanding thereunder. In addition, we pay a fronting fee in respect of letters of credit issued under our Revolving Credit Facility at a rate of 0.125% per annum on the undrawn face amount of each issued letter of credit.
The indenture governing the Senior Notes and the Credit Agreement governing the Senior Credit Facilities limit, among other things, our ability and the ability of our subsidiaries to incur or guarantee additional indebtedness or sell preferred or mandatorily redeemable stock; to sell, transfer or otherwise dispose of certain assets; to allow liens to exist on our assets; to enter into sale/leaseback transactions; to consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets; or to enter into certain transactions with affiliates. These debt agreements may restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations. With respect to the Revolving Credit Facility only, we are also required to maintain a consolidated secured net leverage ratio (as defined in the credit agreement that governs the Senior Credit Facilities) not to exceed 2.75 to 1.00, as tested at the end of each fiscal quarter.
In connection with the issuance of the Senior Notes and Senior Credit Facilities, we incurred deferred financing costs of approximately $13 million, which are being amortized to Interest expense, utilizing the effective interest method, over the terms of the Senior Notes and Senior Credit Facilities. The Term Loan was issued at a discount of approximately $13 million and the Senior Notes were issued at a discount of approximately $10 million. As of June 30, 2014, the only borrowings under the Revolving Credit Facility were letters of credit in the face amount of approximately $2 million.
On April 30, 2014, we acquired the IPC publishing business in the U.K. from a wholly-owned subsidiary of Time Warner (the "IPC Purchase") in exchange for a promissory note. On May 1, 2014, the net proceeds from the Senior Notes were used to partially repay the promissory note. The balance of the promissory note, including principal and accrued interest, was paid with a portion of the Term Loan, and the remaining proceeds of the Term Loan were used to pay a special dividend to Time Warner in connection with the Spin-Off. The purchase price for the IPC Purchase, together with the amount of the special dividend to Time Warner, was approximately $1.4 billion.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other Debt
At December 31, 2013, our long-term debt was $38 million consisting of a non-recourse promissory note issued in connection with the acquisition of the This Old House brand assets in 2001. In connection with the Spin-Off, Time Warner assumed our obligations under this promissory note.
11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
In the ordinary course of business, we are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.
On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, "Anderson News") filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time Inc. Retail (formerly Time Warner Retail Sales & Marketing Inc.) ("TIR"). Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Specifically, plaintiffs allege that defendants conspired to reduce competition in the wholesale market for single-copy magazines by rejecting the magazine distribution surcharge proposed by Anderson News and another magazine wholesaler and refusing to distribute magazines to them. Plaintiffs are seeking (among other things) an unspecified award of treble monetary damages against defendants, jointly and severally. On August 2, 2010, the court granted defendants' motions to dismiss the complaint with prejudice and, on October 25, 2010, the court denied Anderson News' motion for reconsideration of that dismissal. On November 8, 2010, Anderson News appealed and, on April 3, 2012, the U.S. Court of Appeals for the Second Circuit vacated the district court's dismissal of the complaint and remanded the case to the district court. On January 7, 2013, the U.S. Supreme Court denied defendants' petition for writ of certiorari to review the judgment of the U.S. Court of Appeals for the Second Circuit vacating the district court's dismissal of the complaint. In February 2014, Time Inc. and several other defendants amended their answers to assert antitrust counterclaims against plaintiffs.
On November 14, 2011, TIR and several other magazine publishers and distributors filed a complaint in the U.S. Bankruptcy Court for the District of Delaware against Anderson Media Corporation, the parent company of Anderson News, and several Anderson News affiliates. Plaintiffs, acting on behalf of the Anderson News bankruptcy estate, seek to avoid and recover in excess of $70 million that they allege Anderson News transferred to the Anderson News-affiliated insider defendants in violation of the United States Bankruptcy Code and Delaware state law prior to the involuntary bankruptcy petition filed against Anderson News by certain of its creditors. On December 28, 2011, the defendants moved to dismiss the complaint. On June 5, 2012, the court denied defendants' motion. On November 6, 2013, the bankruptcy court lifted the automatic stay barring claims against the debtor, allowing Time Inc. and others to pursue an antitrust counterclaim against Anderson News in the antitrust action brought by Anderson News in the U.S. District Court for the Southern District of New York (described above).
On October 26, 2010, the Canadian Minister of National Revenue denied the claims by TIR for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines, and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency, arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the Canada Revenue Agency, asserting the same arguments made in the objection TIR filed on January 21, 2011. Including interest accrued on both reassessments, the total reassessment by the Canada Revenue Agency for the years 2006 to 2010 was C$81.3 million as of September 13, 2013.
We intend to vigorously defend against or prosecute the matters described above.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

We establish an accrued liability for specific matters, such as a legal claim, when we determine both that a loss is probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters.
For the matters disclosed above, we do not believe that any reasonably possible losses in excess of accrued liabilities would be material to the Financial Statements as a whole. In view of the inherent difficulty of predicting the outcome of litigation, claims and other matters, we often cannot predict what the eventual outcome of a pending matter will be, or what the timing or results of the ultimate resolution of a matter will be.
Income Tax Uncertainties
Our operations are subject to tax in various domestic and international jurisdictions and are regularly audited by federal, state and foreign tax authorities. We believe we have appropriately accrued for the expected outcome of all pending tax matters and do not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse affect on our financial condition, future results of operations or liquidity. In connection with the Spin-Off, we entered into a Tax Matters Agreement with Time Warner that may require us to indemnify Time Warner for certain tax liabilities for periods prior to the Spin-Off.
Lease Obligations
In May 2014, we entered into agreements which will allow us to relocate our New York City headquarters in late 2015 from the Time and Life Building at 1271 Avenue of the Americas to Brookfield Place at 225 Liberty Street. The executed lease at 225 Liberty Street will provide us with six floors and 700,000 square feet of space. The lease at 225 Liberty Street commences on January 1, 2015 and extends through December 31, 2032, although cash payments for rent obligations under the lease are not expected to begin until January 1, 2018. We will recognize rental expense on a straight-line basis over the life of the lease resulting in a noncash rental charge of $30 million for 2015.
In June 2014, the lease obligation for six previously-vacated floors at our current headquarters at 1271 Avenue of the Americas was settled for $50 million. This cash expenditure was taken into account, and funded, in a series of transactions between us and our former parent, Time Warner, that resulted in our holding cash and cash equivalents of $136 million immediately following the completion of the Spin-Off on June 6, 2014. For the three and six months ended June 30, 2014, we have incurred $29 million and $36 million, respectively, in connection with the settlement of the lease obligations for six floors at our current headquarters and exit costs previously accrued when we ceased use of those floors. Exit costs for the remaining rent obligations and ancillary costs for the remaining life of our existing lease at our current headquarters are expected to be $144 million in 2015.
In addition, the incremental base rent commitments for the new lease at 225 Liberty Street, net of the impact of the $50 million settlement with our landlord at 1271 Avenue of the Americas, increased our base rental commitments by $527 million over the lease term through December 31, 2032. However, we expect the new lease to result in annual expense savings of approximately $50 million beginning in 2016.
As a result of the planned relocation of our corporate headquarters, we have accelerated the depreciation on our current tenant improvements at 1271 Avenue of the Americas. This accelerated depreciation charge impacted the three months ended June 30, 2014 by $5 million and is expected to impact 2014 results of operations by $16 million and 2015 results of operations by $21 million.
12. RELATIONSHIP BETWEEN TIME INC. AND TIME WARNER AFTER THE SPIN-OFF
In June 2014, we entered into the Separation and Distribution Agreement, Transition Services Agreement (“TSA”), Tax Matters Agreement, Employee Matters Agreement and certain other agreements with Time Warner to effect the Spin-Off and to provide a framework for our relationship with Time Warner subsequent to the Spin-Off.
 The Separation and Distribution Agreement between us and Time Warner contains the key provisions relating to the separation of our business from Time Warner and the distribution of our common stock to Time Warner stockholders. The Separation and Distribution Agreement identifies the assets that were transferred and liabilities that

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

were assumed by us from Time Warner in the Spin-Off and describes how these transfers and assumptions occurred. In accordance with the Separation and Distribution Agreement, the Company’s aggregate cash and cash equivalents balance at the Distribution Date was approximately $136 million. As of June 30, 2014, we had cash and cash equivalents of $204 million.
Under the TSA, we and Time Warner provide to each other certain specified services on a transitional basis, including, among others, payroll, employee benefits administration, information systems, insurance and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. We anticipate that we will be in a position to complete the transition of most services on or before 24 months following the Distribution Date. Services under the TSA began after June 6, 2014. Costs associated with these services were not material in the three months ended June 30, 2014.
We entered into a Tax Matters Agreement with Time Warner that governs the parties' rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. Under the Tax Matters Agreement, we will indemnify Time Warner for (1) any taxes of Time Inc. and its subsidiaries for all periods after the Spin-Off and (2) any taxes of the Time Warner group for periods prior to the Spin-Off to the extent attributable to Time Inc. or its subsidiaries. The Tax Matters Agreement also imposes certain restrictions on us and our subsidiaries that are designed to preserve the tax-free nature of the Spin-Off, which will apply for a two-year period following the Spin-Off.
We entered into an Employee Matters Agreement that governs ours and Time Warner’s obligations with respect to employment, compensation and benefits matters for employees. The Employee Matters Agreement addresses the allocation and treatment of assets and liabilities relating to employees and compensation and benefit plans and programs in which our employees participated prior to the Spin-Off. The Employee Matters Agreement also governs the transfer of employees between Time Warner and us in connection with the Spin-Off, and also sets forth certain obligations for reimbursements and indemnities between Time Warner and us.
13. INCOME TAXES
At the end of each interim period, we estimate the annual effective income tax rate and apply that rate to our ordinary year-to-date earnings. The income tax expense or benefit related to significant or unusual items that are separately reported, or reported net of their respective tax impact, are individually computed and recognized in the period in which they occur. The effect of changes in enacted tax laws, tax rates or tax status is recognized in the period in which such changes occur.
For the three months ended June 30, 2014 and 2013, our Income tax benefit was $1 million and our Income tax provision was $46 million, respectively. For the six months ended June 30, 2014 and 2013, our Income tax benefit was $43 million and our Income tax provision was $44 million, respectively. Our effective tax rate for the three months ended June 30, 2014 and 2013 was 3% and 38%, respectively, and our effective income tax rate for the six months ended June 30, 2014 and 2013 was 29% and 40%, respectively.
The reduction in the effective income tax rate for both the three and six months ended June 30, 2014 was primarily due to a valuation allowance recorded against the tax loss on GEX and the impact of previously recognized deferred tax amounts related to our investment in GEX, which is accounted for as held for sale on the accompanying Balance Sheet.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

14. ADDITIONAL FINANCIAL INFORMATION
Additional financial information with respect to Accounts payable and accrued liabilities, Other noncurrent liabilities, Receivables allowance, and cash payments for taxes is as follows (in millions):

	June 30, 2014	December 31, 2013
Accounts payable and accrued liabilities:
Accounts payable	$205	$192
Accrued compensation	120	177
Distribution expenses	48	46
Rebates and allowances	36	28
Restructuring and severance	89	29
Accrued other taxes	22	19
Accrued interest	9	—
Other current liabilities	35	43
Total accounts payable and accrued liabilities	$564	$534

	June 30, 2014	December 31, 2013
Other noncurrent liabilities:
Noncurrent pension and postretirement liabilities	$11	$11
Restructuring and severance	35	29
Noncurrent tax reserves and interest	52	50
Noncurrent deferred compensation	31	31
Liability to Time Warner	28	—
Other noncurrent liabilities	34	42
Total other noncurrent liabilities	$191	$163

	June 30, 2014	December 31, 2013
Receivables allowance:
Allowance for doubtful accounts	$77	$70
Sales returns	173	211
Total receivables allowance	$250	$281

	Six Months Ended June 30,
	2014	2013
Cash Flows:
Cash payments made for income taxes	$(2)	$(3)
Income tax refunds received	1	1
Cash tax payments, net	$(1)	$(2)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
This management's discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated and combined interim financial statements and notes thereto to help provide an understanding of our financial condition, changes in financial condition, results of our operations and cash flows. Unless the context otherwise requires, all references to "we," "us," "our," or the "Company" refer to Time Inc. and its subsidiaries after giving effect to the Internal Reorganization (defined below) and the Spin-Off (defined below).
Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated and Combined Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. Our discussion is presented on a consolidated and combined basis. We report as one operating segment.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2014, as well as an analysis of our cash flows for the six months ended June 30, 2014 and 2013. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed as of June 30, 2014 and December 31, 2013.
Caution Concerning Forward-Looking Statements. This section provides a description of the use of forward-looking information appearing in this report, including MD&A and the accompanying unaudited consolidated and combined financial statements.
The Spin-Off
On March 6, 2013, Time Warner Inc. ("Time Warner") announced plans for the complete legal and structural separation (the “Spin-Off") of Time Warner's publishing segment, which consisted principally of its magazine publishing business and related websites and operations managed by Time Inc. (the "TW Publishing Segment"), from Time Warner. To effect the Spin-Off, Time Warner undertook a series of internal transactions (the “Internal Reorganization”) following which Time Inc., Time Warner’s wholly-owned subsidiary, held the TW Publishing Segment. The Spin-Off was completed by way of a pro rata dividend on June 6, 2014 of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014 (the “Record Date”) based on a distribution ratio of one share of our common stock for every eight shares of Time Warner common stock held. Following the Spin-Off, Time Warner stockholders became the owners of 100% of the outstanding shares of common stock of Time Inc. and Time Inc. began operating as an independent, publicly-traded company with its common stock trading on the New York Stock Exchange (“NYSE”) under the symbol "TIME". In connection with the Spin-Off, we and Time Warner entered into the Separation and Distribution Agreement dated June 4, 2014 (the "Separation and Distribution Agreement") and certain other related agreements that govern our relationship with Time Warner following the Spin-Off.
Our financial statements as of December 31, 2013 and for the three and six months ended June 30, 2013 have been prepared on a combined basis and are presented as carve-out financial statements, as we were not a separate consolidated entity during these periods. These unaudited combined interim financial statements reflect the combined historical results of operations and cash flows of the TW Publishing Segment.
The accompanying unaudited interim consolidated and combined Statements of Operations include allocations of expenses for administrative services that were provided on a centralized basis by Time Warner and not recorded at the business unit level, such as expenses for administrative services related to benefit plans, human resources, tax and treasury matters, among others. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, operating income, headcount or other measures. We believe the assumptions underlying the unaudited consolidated and combined interim financial statements, including the assumptions regarding allocating expenses for administrative services from Time Warner, are reasonable.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nevertheless, the unaudited consolidated and combined interim financial statements may not include all of the actual expenses that would have been incurred by us and may not reflect our consolidated and combined results of operations and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. During the three months ended June 30, 2014 and 2013, we incurred $2 million and $4 million, respectively, of expenses related to administrative services performed by Time Warner. During the six months ended June 30, 2014 and 2013, we incurred $6 million and $10 million, respectively, of expenses related to such administrative services. Following the Spin-Off, we became responsible for the additional costs associated with being an independent, publicly-traded company, including costs related to corporate governance, investor and public relations, and public reporting. We estimate such costs to be approximately $30 million annually.
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
BUSINESS OVERVIEW
Business Description
We are the largest magazine publisher in the United States based on both readership and print advertising revenues and the largest magazine publisher in the U.K. based on print newsstand revenues. As of June 30, 2014, we published 23 magazines in print in the United States, including People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly, Travel & Leisure and Fortune, and over 70 magazines outside the United States, primarily through IPC Magazine Group Limited ("IPC") in the U.K. and Grupo Editorial Expansion ("GEX") in Mexico. A substantial majority of our print magazines are available as tablet editions on digital devices and platforms. In addition, as of June 30, 2014, we operated over 45 websites that collectively have tens of millions of average monthly unique visitors around the world. We also operate an integrated publishing business that provides content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including magazine subscription sales services, retail distribution and marketing services and customer service and fulfillment services, to us and third-party clients, including other magazine publishers.
We generate revenues primarily from the sale of advertising in our magazines and on our websites, magazine subscriptions and newsstand sales. A significant majority of our revenues are generated in the United States. During the six months ended June 30, 2014, we generated Revenues of $1.57 billion (flat as compared to the six months ended June 30, 2013), Operating loss of $141 million (a decrease from Operating income of $115 million for the six months ended June 30, 2013), Net loss of $106 million (a decrease from Net income of $67 million for the six months ended June 30, 2013), and Cash provided by operations of $80 million (down 32% from $118 million in 2013).
We are experiencing declines in our print advertising and circulation revenues as a result of market conditions in the magazine publishing industry. Furthermore, because magazines are generally discretionary purchases for consumers, our circulation revenues are sensitive to general economic conditions, economic cycles and evolving consumer preferences. The shift in preference of some consumers from print media to digital media, as well as growing consumer engagement with digital media, such as online and mobile social networking, have introduced significant new competition. At the same time, the use of digital devices as distribution platforms for content has lowered the barriers to entry for launching digital products that compete with our businesses. We expect these trends to continue. Adverse changes in general market conditions may continue to adversely affect advertising and circulation revenues.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs of revenues include costs related to paper, printing, distribution, editorial and commissions. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead.
Advertising volume, circulation and the price of paper are key variables whose fluctuations may have a material effect on our operating results and cash flow. We have to anticipate the level of advertising volume, circulation and paper prices in managing our businesses to attempt to maximize operating profit during expanding and contracting economic cycles. We continue to be exposed to risks associated with paper used for printing. Paper is a basic commodity and its price is sensitive to the balance of supply and demand and experiences cyclical changes. We compete for readership and advertising with local and national competitors and also compete with other media alternatives in their respective markets. Competition for circulation is based on the content of the media products provided, pricing and, from time to time, various promotions. Competition for advertising is based on the reach of the media products, advertising rates and advertisers' judgments as to the most effective use of their advertising budgets. Such judgments are based on factors such as cost, availability of alternative media, distribution and quality of readership demographics.
Business Strategy
We have pursued and will continue to pursue initiatives intended to help mitigate the declines in our print advertising and circulation revenues, including developing innovative ways to sell branded magazine content outside of traditional channels, such as through websites, tablets and other mobile devices; developing integrated advertising solutions to provide greater data insight and value to advertisers; developing a new cross-platform content management system; and improving our operating efficiency through management of our cost structure.
During the third quarter of 2013, we appointed a new Chief Executive Officer and Chief Financial Officer, who are developing new strategies and initiatives intended to enhance the scale of our digital platforms and associated revenues, extend brands and audiences into new adjacent opportunities, enhance the alignment of our creative functions with our business requirements, and stabilize operating income trends. These initiatives include:

•	Further investing in digital media, including mobile, video, more immersive tablet editions, contributor networks, and extensions of our brands across social media;

•	Expanding corporate sales efforts to increase cross-brand advertising sales;

•	Evaluating alternative approaches to pricing models, channel optimization and subscriber targeting;

•	Extending our brands beyond magazines, including through direct sale or licensing agreements related to consumer products and services;

•	Using our extensive database and consumer insights to extend data services to marketers;

•	Expanding events and conferences such as the Essence Festival and the Fortune Global Forum; and

•	Streamlining our organizational structure to drive operational efficiencies, including through global sourcing of staff.
Recent Developments
Restructuring and Severance Charges
In 2014, we initiated a restructuring plan that included streamlining our organizational structure to enhance operational flexibility, speed decision making, and spur the development of new cross-brand products and services. For the three and six months ended June 30, 2014, we incurred $55 million and $170 million, respectively, in Restructuring and severance charges primarily related to headcount reductions and real estate consolidations. For the three and six months ended June 30, 2013, we incurred Restructuring and severance charges of $1 million and $54 million, respectively, primarily related to headcount reductions.
Lease Obligations
In May 2014, we entered into a number of agreements which will allow us to relocate our New York City headquarters in late 2015 from the Time and Life Building at 1271 Avenue of the Americas to Brookfield Place at 225 Liberty Street. The executed lease at 225 Liberty Street will provide us with six floors and 700,000 square feet of

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

space. The lease at 225 Liberty Street commences on January 1, 2015 and extends through December 31, 2032, although cash payments for rent obligations under the lease are not expected to begin until January 1, 2018. We will recognize rental expense on a straight-line basis over the lease term resulting in a noncash rental charge of $30 million for 2015.
In June 2014, the lease obligation for six previously-vacated floors at our current headquarters at 1271 Avenue of the Americas was settled with our landlord for $50 million. This cash expenditure was taken into account, and funded, in a series of transactions between ourselves and our former parent, Time Warner, that resulted in our holding Cash and cash equivalents of $136 million immediately following the completion of the Spin-Off on June 6, 2014. For the three months ended June 30, 2014 and for the year ending December 31, 2014, we have incurred, and expect to incur, $29 million and $36 million, respectively, in connection with expenses representing the difference between the $50 million paid on June 5, 2014 for the settlement of the lease obligations at our current headquarters and exit costs previously accrued when we ceased use of those floors. Exit costs for the remaining rent obligations and ancillary costs for the remaining life of our existing lease at our current headquarters are expected to be $144 million in 2015.
In addition, the incremental base rent commitments for the new lease at 225 Liberty Street, net of the impact of the $50 million settlement with our landlord at 1271 Avenue of the Americas, increased our base rental commitments by $527 million over the lease term through December 31, 2032. However, we expect the new lease to result in annual expense savings of approximately $50 million beginning in 2016.
In connection with the new lease at 225 Liberty Street, we expect to incur approximately $167 million in capital expenditures related to leasehold improvements, of which approximately $6 million will be incurred during 2014 and $161 million in 2015. Of such expenditures, $47 million will be funded by the landlord through tenant improvement allowances.
As a result of the planned relocation, we have accelerated the depreciation related to our current tenant improvements at 1271 Avenue of the Americas. This accelerated depreciation charge impacted the three months ended June 30, 2014 by $5 million and is expected to impact 2014 results of operations by $16 million and 2015 results of operations by $21 million.
Cash rental payments at 225 Liberty Street for each of the next five years and thereafter is as follows (in millions):

2015	$—
2016	—
2017	—
2018	35
2019	35
Thereafter	496
$566
Dispositions
In August 2014, the sale of our Mexico-based GEX operations was consummated. At June 30, 2014 the assets and liabilities of our GEX operations were accounted for as Assets and Liabilities held for sale on the accompanying Balance Sheet. The sale price of approximately $40 million resulted in an allocated Goodwill impairment charge of $26 million for the three and six months ended June 30, 2014.
Discontinued Wholesaler
Declines in magazine sales at newsstands and other retail outlets have increased the financial instability of U.S. magazine wholesalers. Three of our smaller wholesalers ceased operations in early 2014. In May 2014, we informed the second-largest wholesaler of our publications (the “Discontinued Wholesaler”) that effective immediately we would discontinue sales of publications to that wholesaler. The Discontinued Wholesaler distributed publications primarily through U.S. retail outlets and our sales to this wholesaler represented approximately 2% of our total 2013 revenues. This action was taken after the Discontinued Wholesaler’s failure to pay amounts due to us and after discussions with the Discontinued Wholesaler. In connection with this action, we determined that approximately $8 million of receivables

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from the Discontinued Wholesaler on our March 31, 2014 Balance Sheet were uncollectible and charged them to earnings as bad debt expense in the three months ended June 30, 2014. In addition, we determined that we will not be able to collect for, and therefore recognize revenue in respect of, approximately $19 million of net sales made to the Discontinued Wholesaler during the three months ended June 30, 2014. The Discontinued Wholesaler filed for protection under Chapter 11 of the U.S. Bankruptcy Code on June 23, 2014.
Additionally we amended the terms of our existing agreements with the largest wholesaler of our publications (the “Selected Wholesaler”) to expand the retail locations serviced by the Selected Wholesaler to include the vast majority of those that had been serviced by the Discontinued Wholesaler prior to the discontinuation. During the period of transition to the Selected Wholesaler of approximately six to twelve weeks, we lost approximately $2 million of revenues in the second quarter of 2014 and estimate that we will lose an additional $2 million of revenues during the transition in the third quarter of 2014. We also expect to incur approximately $1 million of incremental transition costs in the third quarter of 2014. After the transition period, we do not expect the change in the distribution arrangements to have a material impact on future results of operations, although changes to the payment terms of our agreement with the Selected Wholesaler are expected to result in an increase in the number of days receivables outstanding and a resultant decrease in 2014 operating cash flows of approximately $12 million, which we expect will be reflected in the third and fourth quarters of 2014. Our amended agreement with the Selected Wholesaler extends through May 2019.
We closely monitor our retail distribution network and the impact of the continued financial pressures on U.S. magazine wholesalers resulting from the industry-wide decline in sales at newsstands and other retail outlets. We replaced the Discontinued Wholesaler only after careful assessment of its financial condition and future business prospects. We believe the action we have taken will improve the strength and stability of our retail distribution network. However, we will continue to closely monitor industry-wide trends and the implications they may have on our relationships with our wholesalers.
Transactions and Other Items Affecting Comparability
As more fully described herein and in the related notes to the accompanying unaudited consolidated and combined interim financial statements, the comparability of our results has been affected by transactions and certain other items in the three and six months ended June 30, 2014 and 2013 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restructuring and severance costs	$55	$1	$170	$54
Asset impairments	—	—	26	—
Goodwill impairment	26	—	26	—
Other costs	5	—	5	—
Impact on Operating income	$86	$1	227	$54
Income tax impact of above items	(21)	—	(72)	(18)
Impact of items on Net income (loss)
applicable to Time Inc. shareholders	$65	$1	$155	$36
In addition to the items affecting comparability described above, we incurred amortization expense of $20 million and $39 million for the three and six months ended June 30, 2014, respectively, and $10 million and $20 million for the three and six months ended June 30, 2013, respectively. The 2014 increase in expense primarily related to the classification of certain previously defined indefinite lived intangibles to finite lives of 17 years effective January 1, 2014.
Restructuring and Severance Costs
For the three and six months ended June 30, 2014, we incurred $55 million and $170 million, respectively, in Restructuring and severance charges primarily related to headcount reductions and real estate consolidations. For the three and six months ended June 30, 2013, we incurred Restructuring and severance charges of $1 million and $54 million, respectively, primarily related to headcount reductions.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Impairments
For the three and six months ended June 30, 2014, we recorded Asset impairments of nil and $26 million, respectively, primarily related to a building classified during the first quarter of 2014 as an Asset held for sale as well as our exit of certain leased properties. There were no asset impairment charges during the three and six months ended June 30, 2013.
Goodwill Impairment
For the three and six months ended June 30, 2014, we recorded a Goodwill impairment charge of $26 million in connection with allocated Goodwill to our GEX operations. The assets and liabilities associated with GEX met the criteria for presentation as Assets and Liabilities held for sale as of June 30, 2014 and are reflected as such on the accompanying balance sheet. The sale price of approximately $40 million resulted in an allocated Goodwill impairment charge of $26 million for the three and six months ended June 30, 2014. We did not have a Goodwill impairment charge during the three and six months ended June 30, 2013.
Other Costs
Other costs relate to costs associated with mergers, acquisitions, investments or dispositions and any contingent consideration related to such transactions, to the extent such costs are expensed. For the three and six months ended June 30, 2014, Other costs related primarily to costs associated with the Spin-Off and transaction costs related to acquisitions and dispositions. These costs were recorded within Selling, general and administrative expenses on the accompanying statements of operations.
CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS
Financial Results
The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying unaudited consolidated and combined interim statements of operations.
Revenues
The following table presents our Revenues, by type (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues
Advertising
Print and other advertising	$387	$382	1%	$705	$704	NM
Digital advertising	74	66	12%	146	133	10%
Total advertising revenues	461	448	3%	851	837	2%
Circulation	258	273	(5%)	528	531	(1%)
Other	101	112	(10%)	186	202	(8%)
Total revenues	$820	$833	(2%)	$1,565	$1,570	NM
The following table presents our Revenues, by type, as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Advertising	56%	54%	54%	53%
Circulation	32%	33%	34%	34%
Other	12%	13%	12%	13%
Total revenues	100%	100%	100%	100%

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advertising Revenues
For the three months ended June 30, 2014, Advertising revenues increased 3% versus the comparable prior year period to $461 million. Included in Advertising revenues were $32 million of revenues resulting from the acquisition of Time Inc. Affluent Media Group (“AMG”) (formerly known as American Express Publishing Corporation) in the fourth quarter of 2013 (the "AMG Acquisition"), partially offset by a decline of $6 million in CNNMoney.com revenues.
Our Advertising revenues are principally derived from print and digital advertising. Print and other advertising revenues increased $5 million during the three months ended June 30, 2014 versus the comparable prior year period. Excluding the impact of the AMG Acquisition, print and other advertising revenues declined $22 million during the three months ended June 30, 2014 versus the comparable prior year period. This decline was attributed to the market conditions in the magazine publishing industry resulting in fewer pages sold, which was due to reduced advertising expenditure as a result of the continuing trend of shifting advertising spending from print to other media by advertisers.
For the three months ended June 30, 2014, Digital advertising revenues increased by 12% or $8 million versus the comparable prior year period. This increase reflected $6 million in Digital advertising revenues from the AMG Acquisition. Excluding CNNMoney.com advertising revenues of $8 million and $14 million for the three months ended June 30, 2014 and 2013, respectively, and Digital advertising revenues of $6 million from the AMG Acquisition for the three months ended June 30, 2014, Digital advertising revenues for the three months ended June 30, 2014 increased $8 million or 15% versus the comparable prior year period.
Prior to the Spin-Off, we engaged in a collaborative arrangement with Turner Broadcasting System, Inc. ("Turner"), a subsidiary of Time Warner, to jointly operate CNNMoney.com, a financial news and information website. The primary source of revenue for this arrangement was advertising revenue earned by the website. In accounting for this arrangement, we recorded Advertising revenues for the advertisements sold on the website and recorded a charge in Selling, general and administrative expenses to reflect Turner's share of the net profits. For the three months ended June 30, 2014 and 2013, revenues recognized related to this arrangement were $8 million and $14 million, respectively. For the six months ended June 30, 2014 and 2013, revenues recognized related to this arrangement were $17 million and $25 million, respectively. Amounts recorded in Selling, general and administrative expenses related to Turner's share of the net profits were $1 million and $4 million for the three months ended June 30, 2014 and 2013, respectively, and $2 million and $5 million for the six months ended June 30, 2014 and 2013, respectively. In connection with the Spin-Off, this arrangement was terminated effective June 1, 2014, which negatively affected our Digital advertising revenues for the three months ended June 30, 2014 versus the comparable prior year period.
For the six months ended June 30, 2014, Advertising revenues increased in both Print and other advertising and Digital advertising versus the comparable prior year period. For the six months ended June 30, 2014, Print and other advertising increased $1 million versus the comparable prior year period. Excluding the impact of the AMG Acquisition, Print and other advertising decreased by $50 million during the six months ended June 30, 2014 versus the comparable prior year period. The decline was attributed to the continuing trends in the magazine publishing industry resulting in fewer pages sold. During the six months ended June 30, 2014, Digital advertising revenues increased $13 million versus the comparable prior year period. Excluding the impact of the AMG Acquisition, Digital advertising revenues increased $3 million for the six months ended June 30, 2014 versus the comparable prior year period, partially offset by declines of $8 million in revenues at CNNMoney.com. Excluding CNNMoney.com advertising revenues of $17 million and $25 million in the six months ended June 30, 2014 and 2013, respectively, and the impact of the AMG Acquisition, Digital advertising revenues increased $11 million or 10% versus the comparable prior year period.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Circulation Revenues
The components of Circulation revenues are as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Circulation revenues:
Subscription	$171	$174	(2%)	$351	$340	3%
Newsstand	83	95	(13%)	169	183	(8%)
Other	4	4	NM	8	8	NM
Total circulation revenues	$258	$273	(5%)	$528	$531	(1%)
For the three months ended June 30, 2014, Circulation revenues decreased $15 million due to a decline of $3 million in Subscription revenues and a decline of $12 million in Newsstand revenues. Excluding the impact of the AMG Acquisition, Circulation revenues decreased $26 million, reflecting a $14 million decline in Subscription revenues and a $12 million decline in Newsstand revenues. The decrease in Subscription revenues was largely attributed to declines related to market conditions in the magazine publishing industry and $3 million associated with revenue timing in the comparable prior period. In addition, we experienced lower response rates from certain consumer marketing initiatives. The decrease in Newsstand revenues was primarily driven by the impact of the wholesaler transition of $12 million and volume declines. In addition, Newsstand revenues reflected a benefit of approximately $5 million from foreign exchange rate changes, specifically the British pound relative to the U.S. dollar, and a benefit of $4 million from the March price increase of People magazine.
For the six months ended June 30, 2014, Circulation revenues decreased $3 million due to a decrease of $14 million in Newsstand revenues, partially offset by an increase in Subscription revenues of $11 million. The decrease in Newsstand revenues was primarily due to the wholesaler transition. Excluding the impact of the AMG Acquisition, Subscription revenues declined $12 million during the six months ended June 30, 2014 versus the comparable prior year period. The decrease reflected the continuing trend of reduced volumes in Subscription revenues.
Other Revenues
Other revenues decreased $11 million and $16 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2014, the decrease was attributed primarily to the wholesaler transition, which adversely impacted our bookazine business by approximately $7 million, and the absence of the Fortune Global Forum, which was held in 2013 and occurs every other year, partially offset by the impact of the AMG Acquisition.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
The components of Operating expenses are as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Operating expenses:
Costs of revenues:
Production costs	$191	$182	5%	$366	$353	4%
Editorial costs	111	107	4%	219	217	1%
Other	26	30	(13%)	49	49	NM
Total costs of revenues (a)	328	319	3%	634	619	2%
Selling, general and administrative (a)	384	359	7%	759	720	5%
Asset impairments	—	—	NM	26	—	NM
Goodwill impairment	26	—	NM	26	—	NM
Restructuring and severance costs	55	1	NM	170	54	215%
Depreciation	28	20	40%	52	42	24%
Amortization of intangible assets	20	10	100%	39	20	95%
Total operating expenses	$841	$709	19%	$1,706	$1,455	17%
___________________

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.
Costs of Revenues
Costs of revenues consist of costs related to the production of magazines and books, editorial costs, as well as other costs. Production costs include paper, printing and distribution costs. A variety of factors affect paper prices and availability, including demand, capacity, raw material and energy costs and general economic conditions. Our current paper supply arrangements are based on an annual request-for-proposal process establishing a non-binding pricing framework for the year. Price and volume adjustments are negotiated from time to time under this pricing framework, typically on a quarterly basis. Effective January 2014, we have combined the bulk of our U.S. printing under multi-year contracts with a single printer. The Board of Governors of the USPS reviews prices for mailing services annually and periodically adjusts postage rates for each class of mail, including periodicals. Although prices and price increases for various USPS products vary, overall average price increases generally are capped by law at the rate of inflation as measured by the Consumer Price Index. However, in December 2013, the Postal Regulation Commission approved an exigent rate increase and the USPS increased rates by approximately 6% for all classes of mail effective January 2014.
For the three and six months ended June 30, 2014, Costs of revenues increased $9 million and $15 million, respectively, versus the comparable prior year period. For the three months ended June 30, 2014, the increase was primarily driven by $16 million from AMG publications, offset by a $7 million decrease in costs in relation to the Fortune Global Forum which did not take place in 2014. For the six months ended June 30, 2014, the increase was primarily driven by $29 million from AMG publications, offset by a $7 million decrease in costs in relation to the Fortune Global Forum as well as reduction in costs of paper and distribution. Postal rate increases, foreign exchange rate changes and investment spending on new editorial initiatives further increased Costs of revenues for both the three and six months ended June 30, 2014. These increases were partially offset by decreases in costs from consolidation of printing contracts in the United States for both the three and six months ended June 30, 2014.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of circulation promotion, advertising and selling expenses, and personnel and facility costs. For the three months ended June 30, 2014, Selling, general and administrative expenses increased primarily due to higher costs of $26 million resulting from the AMG Acquisition, $8 million associated with the wholesaler transition, $5 million associated with higher stock-based compensation given the absence

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of equity grants to employees in the prior year, $5 million associated with certain transaction-related expenses, and $5 million associated with higher public company costs, partially offset by cost savings initiatives, including savings from restructuring in 2014. For the six months ended June 30, 2014, Selling, general and administrative expenses increased primarily due to higher costs of $52 million resulting from the AMG Acquisition and $11 million associated with higher public company costs, partially offset by cost savings initiatives, including savings from restructuring in both 2014 and 2013.
Asset Impairments
The results for the three and six months ended June 30, 2014 include nil and $26 million, respectively, of Asset impairments primarily related to a building that we classified as an Asset held for sale during the first quarter of 2014 and from certain other leased properties that we exited during the period. There were no Asset impairment charges during the three and six months ended June 30, 2013.
Goodwill Impairment
For the three and six months ended June 30, 2014, we recorded a Goodwill impairment charge of $26 million in connection with allocated Goodwill to our GEX operations. The assets and liabilities associated with GEX met the criteria for presentation as Assets and Liabilities held for sale as of June 30, 2014 and are reflected as such on the accompanying balance sheet. The sale price of approximately $40 million resulted in an allocated Goodwill impairment charge of $26 million for the three and six months ended June 30, 2014. We did not have a Goodwill impairment charge during the three and six months ended June 30, 2013.
Restructuring and Severance Costs
We initiated a restructuring plan in the first quarter of 2014, primarily consisting of headcount reductions and certain real estate consolidations. For the three and six months ended June 30, 2014, we incurred $55 million and $170 million, respectively, in connection with this restructuring plan. The actions in the second quarter of 2014 included a number of initiatives that were originally contemplated for 2015, including content transformation, which is assessing how we create editorial products, and outsourcing. We expect the accelerated second quarter initiatives to begin to generate savings in the fourth quarter of 2014.
In the first quarter of 2013, we initiated a restructuring plan to better align our cost structure with our revenues. As a result, during the three and six months ended June 30, 2013, we incurred Restructuring and severance charges of $1 million and $54 million, respectively, related primarily to headcount reductions.
Amortization of Intangible Assets
For the three and six months ended June 30, 2014, Amortization of intangible assets increased approximately $10 million and $19 million, respectively, versus the comparable prior year periods. The increase in expense primarily related to the classification of certain previously defined indefinite lived intangibles to finite lives of 17 years effective January 1, 2014.
Operating Income (Loss)
Operating income (loss) was a loss of $21 million and $141 million for the three and six months ended June 30, 2014, respectively, and Operating income of $124 million and $115 million for the three and six months ended June 30, 2013, respectively. The decrease for both the three and six months ended June 30, 2014 was primarily due to higher Restructuring and severance costs, Goodwill impairment, Asset impairments, and the wholesaler transition. The adverse impact to Operating income (loss) of the Discontinued Wholesaler was approximately $27 million for the three and six months ended June 30, 2014.
Interest Expense, Net
Interest expense, net was $11 million and nil for the three months ended June 30, 2014 and 2013, respectively. Interest expense, net was $12 million and $1 million for the six months ended June 30, 2014 and 2013, respectively. There was no Interest income for the three and six months ended June 30, 2014 or 2013.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed more fully in Note 10 to the accompanying unaudited consolidated and combined interim financial statements, during the second quarter of 2014, we issued $700 million aggregate principal amount of 5.75% unsecured notes due 2022 (the "Senior Notes") and entered into the senior secured credit facilities (the "Senior Credit Facilities") providing for a term loan (the "Term Loan") in an initial principal amount of $700 million with a seven-year maturity and a $500 million revolving credit facility (the "Revolving Credit Facility") with a five-year maturity. As a result of these transactions, we expect Interest expense, net to increase in the future.
Other Income, Net
Other income (expense), net was an expense of $1 million and $3 million for the three months ended June 30, 2014 and 2013, respectively, and other income of $4 million and other expense of $3 million for the six months ended June 30, 2014 and 2013, respectively. For the three and six months ended June 30, 2014, Other income (expense) primarily related to payments received in connection with the AMG Acquisition.
Income Tax Provision
For the three months ended June 30, 2014 and 2013, our Income tax benefit was $1 million and our Income tax provision was $46 million, respectively. For the six months ended June 30, 2014 and 2013, our Income tax benefit was $43 million and our Income tax provision was $44 million, respectively. Our effective tax rate for the three months ended June 30, 2014 and 2013 was 3% and 38%, respectively. Our effective tax rate for the six months ended June 30, 2014 and 2013 was 29% and 40%, respectively. The reduction in the effective tax rate for both the three and six months ended June 30, 2014 was primarily due to a valuation allowance recorded against the tax loss on GEX and the impact of previously recognized deferred tax amounts related to our investment in GEX, which is accounted for as held for sale on the accompanying balance sheet.
Net income (loss)
Net income (loss) for the three months ended June 30, 2014 and 2013 was a loss of $32 million and income of $75 million, respectively. Net loss for the six months ended June 30, 2014 and net income for the six months ended June 30, 2013 were $106 million and $67 million, respectively. The primary driver of Net loss for the three and six months ended June 30, 2014 was lower Operating income and the increase in Interest expense, net.
Interim Impairment Testing of Goodwill and Long-Lived Assets
As a result of the Spin-Off, we assessed our Goodwill and long-lived assets, including finite-lived intangible assets and Property, plant and equipment, for impairment as of June 6, 2014. Such assessment did not result in any impairment to Goodwill. As of June 6, 2014, the fair value of our reporting unit was approximately 4% in excess of its carrying value. However, market conditions in the publishing industry, including declines in print advertising and circulations revenues, remain challenging. To determine fair value, we utilized our long range plan that served as the basis for the discounted cash flow analysis used in the June 6, 2014 impairment review. If market conditions worsen, if the market price of our publicly traded common stock declines, or if our performance fails to meet current expectations, it is possible that the carrying value of our reporting unit will exceed its fair value, which could result in us recognizing a noncash impairment of Goodwill that could be material. See Note 1, "Description of Business and Basis of Presentation," to the accompanying unaudited consolidated and combined interim financial statements for more information.
For the three and six months ended June 30, 2014, we recorded asset impairment charges of nil and $26 million, respectively, primarily related to a building that we classified as held for sale during the first quarter of 2014 and certain leased properties that we exited during the period.
LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated positive net cash flow from operating activities. Sources of cash primarily include cash flow from operations, amounts available under our Revolving Credit Facility and access to capital markets. Our access to additional borrowings under the Revolving Credit Facility is subject to the satisfaction of customary borrowing conditions, including the absence of any event or circumstance having a material adverse effect on our business. In addition, the obligation of the financial institutions under our Revolving Credit Facility are several

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and not joint, and, as a result, a funding default by one of more institutions does not need to be made up by the others. As a public company, we may have access to other sources of capital such as the public bond markets. However, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including (i) our credit rating, (ii) the liquidity of the overall capital markets and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on acceptable terms or at all.
We earn income outside the United States, which is deemed to be permanently reinvested in certain foreign jurisdictions. We do not currently intend to repatriate these funds. Should we require more capital in the United States than is generated by and/or available to our domestic operations, we could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and withholding taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective income tax rates and higher cash paid for income taxes for us.
The principal uses of cash that affect our liquidity position include the following: operational expenditures including employee costs, paper purchases and capital expenditures; income tax payments; investments in associated entities; acquisitions; and dividends. In addition to the acquisition and sales disclosed elsewhere, we have evaluated and expect to continue to evaluate possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the issuance of other securities or the assumption of indebtedness.
There have been no dividends declared or paid by our Board of Directors as of June 30, 2014. However, we currently intend to declare regular quarterly dividends on our outstanding common stock in respect of each completed fiscal quarter, commencing with the fiscal quarter ending September 30, 2014. We currently anticipate an annual dividend rate that will approximate 30% of our projected normalized annual free cash flow (i.e., normalized net cash provided by operations less Capital expenditures). However, the declaration and amount of any actual dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions.
We believe that a combination of cash-on-hand, cash generated from operating activities and availability under our Revolving Credit Facility will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our other funding and investment requirements over the next twelve months and over the long term.
Our level of debt could have important consequences on our business, including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. In addition, economic or market disruptions could lead to lower demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position.
As of June 30, 2014, the only borrowings under the Revolving Credit Facility were letters of credit in the face amount of approximately $2 million. Subject to the satisfaction of customary borrowing conditions, undrawn revolver commitments are available to be drawn for our general corporate purposes. We were in compliance with all of our debt covenants as of the date of filing of this quarterly report.
Cash Flows
Cash and cash equivalents increased by $158 million for the six months ended June 30, 2014 and decreased $12 million for the six months ended June 30, 2013. The components of these changes are discussed below.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Activities
Details of Cash provided by operations are as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Net income (loss)	$(106)	$67
Depreciation and amortization	91	62
Asset impairments	26	—
Goodwill impairment	26	—
Equity in (gains) losses of investee companies, net of cash distributions	2	2
Equity-based compensation	10	9
Deferred income taxes	(11)	3
All other, net, including working capital changes	42	(25)
Cash provided by operations	$80	$118
Cash provided by operations for the six months ended June 30, 2014 decreased primarily due to lower Operating income.
Investing Activities
Details of Cash used in investing activities are as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Investments and acquisitions, net of cash acquired	$(29)	$(2)
Capital expenditures	(23)	(12)
Cash used in investing activities	$(52)	$(14)
Cash used in investing activities increased primarily due to an increase in investment spending.
Financing Activities
Details of Cash provided by (used in) financing activities are as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Proceeds from the issuance of debt	$1,377	$—
Financing costs	(13)	—
Excess tax benefit from equity instruments	—	26
Transfer to Time Warner in connection with Spin-Off	(1,400)	—
Net transfers from (to) Time Warner	166	(142)
Cash provided by (used in) financing activities	$130	$(116)
The change in Cash provided by financing activities for the six months ended June 30, 2014 was primarily due to our receipt of proceeds from our Term Loan and Senior Notes, offset by amounts paid to Time Warner in connection with the purchase of the IPC publishing business and the special dividend relating to the Spin-Off. See Note 10, Debt, to the accompanying unaudited consolidated and combined interim financial statements.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Debt Financing Agreements
In connection with the Spin-Off, on April 29, 2014, we issued $700 million aggregate principal amount of the Senior Notes in a private offering. The Senior Notes are guaranteed by substantially all of our wholly owned domestic subsidiaries.
On April 24, 2014, we entered into the Senior Credit Facilities providing for the Term Loan in an initial principal amount of $700 million with a seven-year maturity and a $500 million Revolving Credit Facility with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit. Our obligations under the Senior Credit Facilities are guaranteed by substantially all of our existing wholly-owned domestic subsidiaries and secured by substantially all of our assets and the assets of the guarantors. As of June 30, 2014, the only borrowings under the Revolving Credit Facility were letters of credit in the face amount of approximately $2 million.
The indenture governing the Senior Notes and the Senior Credit Facilities contain customary affirmative and negative covenants, restrictions and events of default. With respect to the Revolving Credit Facility only, we are required to maintain a consolidated secured net leverage ratio (as defined in the credit agreement that governs the Senior Credit Facilities) not to exceed 2.75 to 1.00, as tested at the end of each fiscal quarter. We are in compliance with all provisions of the Senior Notes and the Senior Credit Facilities as of the date of filing of this quarterly report.
Subject to the satisfaction of customary borrowing conditions, undrawn commitments under the Revolving Credit Facility are available to be drawn for working capital and other general corporate purposes, including permitted acquisitions, permitted investments and the issuance of letters of credit.
At December 31, 2013, our long-term debt was $38 million consisting of a non-recourse promissory note issued in connection with the acquisition of the This Old House brand assets in 2001. In connection with the Spin-Off, Time Warner assumed our obligations under this promissory note.
Contractual and Other Obligations
In addition to the financing arrangements discussed above, we have obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to certain firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying balance sheets.
Our contractual debt obligations are approximately $1.4 billion. Of these obligations, approximately $42 million is due ratably through June 2020, approximately $658 million is due by June 2021 and $700 million is due by June 2022. Any amounts borrowed under the Revolving Credit Facility are due in 2019.
In May 2014, we entered into a number of agreements which will allow us to relocate our New York City headquarters in late 2015 from the Time and Life Building at 1271 Avenue of the Americas to Brookfield Place at 225 Liberty Street. The executed lease at 225 Liberty Street will provide us with six floors and 700,000 square feet of space. In June 2014, the lease obligation for six previously-vacated floors at our current headquarters at 1271 Avenue of the Americas was settled for $50 million. This cash expenditure was taken into account, and effectively funded, in a series of transactions between us and our former parent, Time Warner, that resulted in our holding Cash and cash equivalents of $136 million immediately following the completion of the Spin-Off on June 6, 2014.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The expected financial impact of the new lease commitment and the settlement with our current landlord for the six previously-vacated floors is as follows (in millions):

	Six Months Ended June 30, 2014	Year Ending December 31, 2014	Year Ending December 31, 2015
Gross capital expenditures (1)	$—	$6	$161
Net capital expenditures (1)	—	6	114
Incremental noncash accelerated depreciation at
current headquarters (2)	5	16	21
Noncash rental expense (3)	—	—	30
Net charge related to settlement of lease obligation
for six vacated floors at current headquarters (4)	29	36	—
Exit cost obligation expected to be accrued when
we cease use of current headquarters in late 2015 (5)	—	—	144
_____________________
(1) Gross capital expenditures at 225 Liberty Street represents estimated gross leasehold improvements of $167 million. Net capital expenditures at 225 Liberty Street represents gross capital expenditures less a $47 million allowance for tenant improvements funded by the landlord.
(2) Represents the increase in noncash depreciation which is expected to be recognized during the shortened useful life of the tenant improvements at our current headquarters.
(3) Our lease at 225 Liberty Street commences on January 1, 2015 and extends through December 31, 2032, although cash payments for rent obligations under the lease are not expected to begin until January 1, 2018. The noncash rental expense is estimated to be $30 million for 2015. Cash payments for rent obligations at 225 Liberty Street are expected to begin on January 1, 2018.
(4) The expected incremental charges indicated represent the difference between the $50 million paid on June 5, 2014 for the settlement of the lease obligation for six previously-vacated floors at our current headquarters, net of amounts previously accrued as exit costs when we ceased use of those floors.
(5) Represents expected exit costs for the remaining rent obligations and ancillary costs for the remaining life of our existing lease at our current headquarters.
In addition, the incremental base rent commitments for the new lease at 225 Liberty Street, net of the impact of the settlement with our landlord at 1271 Avenue of the Americas, increases our base rental commitments by $527 million over the lease term through December 31, 2032. However, we expect the new lease to result in annual expense savings of approximately $50 million beginning in 2016.
CAUTION CONCERNING FOWARD LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and words and terms of similar substance in connection with discussion of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding (i) the adequacy of our liquidity to meet our needs for the foreseeable future, (ii) our expectation that the soft market conditions that have adversely affected our Subscription and Advertising revenues will continue, and (iii) capital expenditures at 225 Liberty Street.
Our forward-looking statements are based on our current expectations regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Important factors that could cause our actual results to differ materially from those in our forward-looking statements including government regulations, economic, strategic, political and social conditions and the following factors:

•	changes in our plans, initiatives and strategies, and consumer acceptance thereof;

•	recent and future changes in technology, including alternative methods for the delivery of our content;

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	the effect of any significant acquisitions, dispositions and other similar transactions by us;

•	the failure to meet earnings expectations;

•	the adequacy of our risk management framework;

•	changes in U.S. GAAP or other applicable accounting policies;

•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses;

•	a disruption or failure of network and information systems or other technology on which our business relies;

•	changes in tax and other laws and regulations;

•	changes in foreign exchange rates;

•	our lack of operating history as an independent publicly-traded company;

•	the effects of incurring a substantial amount of indebtedness under the Senior Credit Facilities and the Senior Notes;

•	the outcome of litigation and other proceedings, including the matters described in the notes to our consolidated and combined financial statements; and

•	the factors described under "Risk Factors" in Amendment No. 4 to our Registration Statement on Form 10 as filed with the Securities and Exchange Commission ("SEC") on May 8, 2014.
Any forward-looking statement made by us in this report speaks only as of the date on which it is made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no outstanding interest rate swap contracts as of June 30, 2014. Our financial instruments subject to market risk as of June 30, 2014 are not significant. Our Term Loan is subject to variable interest rates but includes a eurocurrency "floor" that is higher than the corresponding market rate currently prevailing. As such, a hypothetical 100 basis point increase in current interest rates will not have a material impact on our annual interest expense. A hypothetical 200 basis point increase in interest rates would have an adverse effect on our annual interest expense of $7 million. The Revolving Credit Facility is subject to variable interest rates but is assumed to be undrawn for purposes of this calculation.
Foreign Currency Exchange Rates
We conduct operations in four principal currencies: the U.S. dollar; the British pound sterling; the Euro; and the Mexican peso. These currencies primarily serve as the functional currency for our U.S., U.K., European and Mexican operations, respectively. Cash is managed centrally within each of these regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, funding in the appropriate local currencies is made available from intercompany capital. We generally do not hedge our investments in the net assets of our U.K., European and Mexican foreign operations. Our current foreign currency hedges were not significant for the three and six months ended June 30, 2014.
Because of fluctuations in currency exchange rates, we are subject to currency translation exposure on the results of our operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities' statements of earnings and balance sheets from each functional currency to our reporting currency (the U.S. dollar) for consolidation purposes. We do not hedge translation risk because we typically generate positive cash flows from our international operations that are typically reinvested locally. Currency exchange rates with the most significant impact on translation include the British pound sterling, the Euro and the Mexican peso. As currency exchange rates fluctuate, translation of our Statements of Operations into U.S. dollars affects the comparability of revenues and operating expenses between years.
Credit Risk
Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Our receivables did not represent significant concentrations of credit risk as of June 30, 2014 or December 31, 2013 due to the wide variety of customers, markets and geographic areas to which our products and services are sold.

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
Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 11, Commitments and Contingencies, in the accompanying unaudited consolidated and combined interim financial statements.

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Amendment No. 4 to our Registration Statement on Form 10 as filed with the SEC on May 8, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated June 4, 2014, between Time Warner Inc. and Time Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014).

3.1
Amended and Restated Certificate of Incorporation of Time Inc., effective 11:59 p.m. EDT June 6, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on June 10, 2014).

3.2
Amended and Restated By-laws of Time Inc., effective 11:59 p.m. EDT June 6, 2014 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 10, 2014).

4.1	Specimen Common Stock Certificate of Time Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 10, 2014).

4.2
Indenture, dated April 29. 2014, among Time Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 28, 2014).

4.3
Credit Agreement, dated as of April 24, 2014, among Time Inc., the guarantors from time to time party thereto, each lender from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company's Registration Statement on Form 10 filed with the SEC on May 8, 2014).

10.1
Transition Services Agreement, dated June 4, 2014, between Time Warner Inc. and Time Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.2
Tax Matters Agreement, dated June 4, 2014, between Time Warner Inc. and Time Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.3
Employee Matters Agreement, dated June 4, 2014, between Time Warner Inc. and Time Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.4	Time Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.5	Time Inc. Excess Benefit Pension Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.6	Time Inc. Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.7
Form of Restricted Stock Unit Agreement for restricted stock units granted to employees on and after June 9, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 13, 2014).

10.8
Form of Non Qualified Stock Option Agreement for stock options granted to employees on and after June 23, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 27, 2014).

10.9	Form of Restricted Stock Unit Agreement for restricted stock units granted to non-employee directors on and after June 24, 2014.*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME INC. (Registrant)

By:	/s/ Jeffrey J. Bairstow
Jeffrey J. Bairstow
Executive Vice President and Chief Financial Officer
Date: August 5, 2014