Form 10-Q
period 2014-09-30
Time Inc.
filed 2014-11-04
CIK 1591517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of
Common Stock — $0.01 par value	October 31, 2014
109,026,550

TIME INC.
INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
AND OTHER FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION
Item 1. Consolidated and Combined Financial Statements
TIME INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited; millions, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$325	$46
Receivables, less allowances of $271 and $281	407	489
Inventories, net of reserves	59	56
Deferred tax assets	99	75
Prepaid expenses and other current assets	129	97
Total current assets	1,019	763

Property, plant and equipment, net	442	534
Intangible assets subject to amortization, net	1,108	582
Intangible assets not subject to amortization	—	586
Goodwill	3,143	3,162
Other assets	88	47
Total assets	$5,800	$5,674

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$596	$534
Deferred revenue	438	449
Current portion of long-term debt	7	—
Total current liabilities	1,041	983

Long-term debt	1,369	38
Deferred tax liabilities	291	313
Deferred revenue	118	135
Other noncurrent liabilities	188	163
Commitments and contingencies (Note 12)

Shareholders' Equity
Common stock, $0.01 par value, 400 million shares authorized; 108.98 million shares issued and outstanding at September 30, 2014	1	—
Preferred stock, $0.01 par value, 40 million shares authorized; none issued	—	—
Additional paid-in-capital	12,669	—
Time Warner investment	—	4,158
Accumulated deficit	(9,771)	—
Accumulated other comprehensive loss, net	(106)	(116)
Total shareholders' equity	2,793	4,042
Total liabilities and shareholders' equity	$5,800	$5,674
See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

	Three Months Ended September 30, 2014		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Advertising	$428	$430	$1,279	$1,267
Circulation	279	285	807	816
Other	114	103	300	305
Total revenues	821	818	2,386	2,388
Costs of revenues	324	326	967	952
Selling, general and administrative expenses	378	363	1,180	1,118
Amortization of intangible assets	19	10	58	30
Restructuring and severance costs	(6)	4	164	58
Asset impairments	—	—	26	—
Goodwill impairment	—	—	26	—
Operating income (loss)	106	115	(35)	230
Interest expense, net	19	1	31	2
Other (income) expense, net	3	—	(1)	3
Income (loss) before income taxes	84	114	(65)	225
Income tax provision (benefit)	36	46	(7)	90
Net income (loss)	$48	$68	$(58)	$135

Per share information attributable to
Time Inc. common shareholders:
Basic net income (loss) per common share	$0.44	$0.62	$(0.53)	$1.24
Weighted average basic common shares outstanding	109.15	108.94	109.03	108.94
Diluted net income (loss) per common share	$0.44	$0.62	$(0.53)	$1.24
Weighted average diluted common shares outstanding	109.74	108.94	109.03	108.94
See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$48	$68	$(58)	$135

Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(39)	22	6	(36)
Reclassification adjustment for (gains) losses on foreign currency realized in net income	4	—	4	—
Net foreign currency translation gains (losses)	(35)	22	10	(36)

Pension benefit obligations:
Unrealized gains (losses) occurring during the period	7	(3)	(3)	5
Reclassification adjustment for (gains) losses realized in net income (loss)	—	1	3	2
Net pension benefit obligations	7	(2)	—	7

Other comprehensive income (loss)	(28)	20	10	(29)

Comprehensive income (loss)	$20	$88	$(48)	$106
See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30,
(Unaudited; millions)

	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(58)	$135
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	135	94
Amortization of deferred financing costs and discounts on indebtedness	1	—
Asset impairments	26	—
Goodwill impairment	26	—
Gain on sale of operating assets	(2)	—
(Gains) losses on equity method of investee companies, net of cash distributions	4	3
Share-based compensation expense relating to equity classified awards	25	13
Deferred income taxes	(17)	13
Changes in operating assets and liabilities:
Receivables	66	85
Inventories	(2)	14
Prepaid expenses and other current assets	(56)	(43)
Accounts payable and accrued liabilities(1)	(7)	(70)
Other, net	29	3
Cash provided by operations(1)	170	247

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(29)	(3)
Capital expenditures	(30)	(19)
Proceeds from sale of assets	41	—
Cash used in investing activities	(18)	(22)

FINANCING ACTIVITIES
Proceeds from the issuance of debt	1,377	—
Financing costs	(13)	—
Principal payments on Term Loan	(2)	—
Excess tax benefits from share-based compensation arrangements	—	30
Transfer to Time Warner in connection with Spin-Off	(1,400)	—
Net transfers from (to) Time Warner	166	(273)
Cash provided by (used in) financing activities	128	(243)
Effect of exchange rate changes on Cash and cash equivalents	(1)	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	279	(18)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46	81
CASH AND CASH EQUIVALENTS, END OF PERIOD	$325	$63
_______________________
(1) The nine months ended September 30, 2014 includes a $50 million payment for settlement of a lease obligation.

See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
Nine Months Ended September 30,
(Unaudited; millions)

	2014
	Common Stock	Additional Paid-in Capital	Time Warner Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE, BEGINNING OF PERIOD	$—	$—	$4,158	$—	$(116)	$4,042
Net income (loss)	—	—	(69)	11	—	(58)
Other comprehensive income (loss)	—	—	—	—	10	10
Equity-based compensation and other	—	23	2	—	—	25
Net transactions with Time Warner	—	—	(1,226)	—	—	(1,226)
Conversion of Time Warner Investment	1	12,646	(2,865)	(9,782)	—	—
BALANCE, END OF PERIOD	$1	$12,669	$—	$(9,771)	$(106)	$2,793

	2013
	Common Stock	Additional Paid-in Capital	Time Warner Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
BALANCE, BEGINNING OF PERIOD	$—	$—	$4,429	$—	$(145)	$4,284
Net income (loss)	—	—	135	—	—	135
Other comprehensive income (loss)	—	—	—	—	(29)	(29)
Net transactions with Time Warner	—	—	(232)	—	—	(232)
BALANCE, END OF PERIOD	$—	$—	$4,332	$—	$(174)	$4,158

See accompanying notes.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Time Inc. together with its subsidiaries (collectively, the "Company", "we", "us" or "our") is one of the world's leading media companies reaching more than 130 million consumers each month across multiple platforms. Our influential brands include People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly, Travel + Leisure, Food & Wine and Fortune, as well as more than 50 diverse titles at Time Inc. UK such as Decanter and Horse & Hound. Time Inc. is home to celebrated events and franchises including the Fortune 500, Time 100, People’s Sexiest Man Alive, Sports Illustrated’s Sportsman of the Year, the Food & Wine Classic in Aspen and the Essence Festival. As of September 30, 2014, we operated approximately 40 websites that collectively have over 100 million average monthly unique visitors around the world.1 We also operate integrated publishing businesses that provide content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including magazine subscription sales services, retail distribution and marketing services and customer service and fulfillment services, to us and third-party clients, including other magazine publishers.
The Spin-Off
On June 6, 2014 (the "Distribution Date"), we completed the complete legal and structural separation of our business (the "Spin-Off") from Time Warner Inc. ("Time Warner"). The Spin-Off was completed by way of a pro rata dividend on the Distribution Date of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014 (the "Record Date") based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held. Following the Spin-Off, Time Warner stockholders became the owners of 100% of the outstanding shares of common stock of Time Inc. and Time Inc. began operating as an independent, publicly-traded company with its common stock trading on The New York Stock Exchange ("NYSE") under the symbol "TIME". In connection with the Spin-Off, we and Time Warner entered into the Separation and Distribution Agreement dated June 4, 2014 (the "Separation and Distribution Agreement") and certain other related agreements which govern our relationship with Time Warner following the Spin-Off. (See Note 13 – Relationship Between Time Inc. and Time Warner After the Spin-Off).
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
__________________________

(1)	As reported by comScore as of September 30, 2014.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Prior to the Spin-Off, our combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Time Warner. Our financial statements as of December 31, 2013 and for the three and nine months ended September 30, 2013 are on a combined basis and presented as carve-out financial statements as we were not a separate consolidated entity prior to the Distribution Date. These statements reflect the combined historical results of operations, financial position and cash flows of Time Warner’s publishing segment, which consisted principally of its magazine publishing business and related websites and operations managed by Time Inc. (the "TW Publishing Segment"). Subsequent to the Distribution Date, the financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 are presented on a consolidated basis as we became a separate consolidated entity.
In connection with the Spin-Off, we entered into agreements with Time Warner that either did not exist historically or that have different terms than the terms of arrangements or agreements that existed prior to the Spin-Off. In addition, our historical financial information does not reflect changes that we are experiencing as a result of the separation from Time Warner, including changes in the financing, operations, cost structure and personnel needs of our business. Further, the historical financial statements include allocations of certain Time Warner corporate expenses. We believe the assumptions and methodologies underlying the allocation of these expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by us if we had operated as an independent, publicly-traded company or of our costs expected to be incurred in the future. These allocated expenses relate to various services that have historically been provided to us by Time Warner, including cash management and other treasury services, administrative services (such as tax, human resources and employee benefit administration) and certain global marketing and IT services. During the three months ended September 30, 2014 and 2013, we incurred nil and $3 million, respectively, of expenses related to charges for services performed by Time Warner. During the nine months ended September 30, 2014 and 2013, we incurred $6 million and $13 million, respectively, of expenses related to charges for services performed by Time Warner.
The unaudited consolidated and combined interim financial statements will be referred to as the "Financial Statements" herein. The unaudited consolidated and combined statements of operations will be referred to as the "Statements of Operations" herein. The unaudited consolidated and combined balance sheets will be referred to as the "Balance Sheets" herein.
Our Balance Sheet as of September 30, 2014 consists of our consolidated balances subsequent to the Spin-Off. The balances reflect the assets and liabilities that were historically included in the TW Publishing Segment. All assets and liabilities included in our Balance Sheet as of September 30, 2014 are recorded on a historical cost basis. Our Balance Sheet as of December 31, 2013 consists of the combined balances of the TW Publishing Segment.
For purposes of our Financial Statements for periods prior to the Spin-Off, income tax expense has been recorded as if we filed tax returns on a stand-alone basis separate from Time Warner. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a stand-alone enterprise for the periods prior to the Distribution Date. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of our actual tax balances prior to or subsequent to the Spin-Off. Prior to the Spin-Off, our operating results were included in Time Warner’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, we expect to file our initial U.S. income tax return for the period from June 7, 2014 through December 31, 2014 in 2015. The income tax accounts reflected in the Balance Sheet as of September 30, 2014 include income taxes payable and deferred taxes allocated to us at the time of the Spin-Off and taxes associated with our post-Spin-Off operations. The calculation of our income taxes involves considerable judgment and the use of both estimates and allocations.
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

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Accounting Guidance Not Yet Adopted
In August 2014, guidance was issued that establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. We do not expect our adoption of this guidance to have an impact on our consolidated financial condition and results of operations.
In June 2014, guidance was issued impacting the accounting for share-based performance awards. This guidance requires that a performance target that affects vesting that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This guidance is effective for annual and interim periods within the annual period beginning after December 15, 2015. We do not currently have share-based payment awards that fall within the scope of this guidance and therefore do not anticipate an impact on our Financial Statements upon adoption.
In May 2014, guidance was issued that establishes a new revenue recognition framework in GAAP for all companies and industries. The core principle of the guidance is that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The guidance includes a five-step framework to determine the timing and amount of revenue to recognize related to contracts with customers. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework. The guidance will become effective on either a full or modified retrospective basis for the Company on January 1, 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our Financial Statements and related disclosures.
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

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

guidance will become effective on a prospective basis for us on January 1, 2015 and is not expected to have a material impact on our Financial Statements.
2. DISPOSITIONS
In August 2014, the sale of our Mexico-based operations, Grupo Editorial Expansión ("GEX"), was consummated for approximately $41 million, of which $2 million was received in the form of a promissory note payable to us in the fourth quarter of 2014. During the second quarter of 2014, we recorded an allocated Goodwill impairment charge of $26 million in connection with the impending sale. During the third quarter of 2014, we recorded a gain on sale of our GEX operations of $1 million. This gain is included within Selling, general, and administrative expenses on the accompanying Statements of Operations for the three and nine months ended September 30, 2014. Our GEX operations published 11 magazines in print in Mexico and operated 10 websites. GEX revenues for the three and nine months ended September 30, 2014 and 2013 represented 2% or less of our overall revenues during those periods. We have no significant continuing involvement in the operations of GEX following the consummation of the sale. The sale is not expected to have a significant impact on our continuing operations or financial results. However, we will continue our licensing arrangements with GEX which allow GEX to publish InStyle and Travel + Leisure magazines in Mexico. Revenues for these licensing arrangements are not significant to our overall results of operations.
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
In connection with the Tax Matters Agreement with Time Warner, we are required to indemnify Time Warner for international tax recharges in connection with our employees' exercises of stock compensation awards granted by Time Warner. The fair value of this obligation, as included within Other noncurrent liabilities on the accompanying Balance Sheet as of September 30, 2014, was estimated at $5 million. This fair value was derived using a Black-Scholes model and is considered a Level 3 measurement. Adjustments to fair value of this obligation are included as a component of Other expense, net in the Statements of Operations.
As of September 30, 2014 and December 31, 2013, other assets and liabilities required to be carried at fair value on a recurring basis were not significant.
The following table reconciles the beginning and ending balances of net liabilities classified as Level 3 (in millions):

Balance at January 1, 2014	$—
Additions	16
Fair value adjustment	2
Payments	(13)
Balance as of September 30, 2014	$5

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Financial Instruments
Our financial instruments, including our term loan (the "Term Loan") and our 5.75% senior notes (the "Senior Notes"), are not required to be carried on our Balance Sheets at fair value. However, the following table summarizes the fair values of each of our significant debt instruments based on quoted market prices for similar issues or on the current rates offered to us for instruments of the same remaining maturities (in millions):

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan	$686	$692	$—	$—
5.75% Senior Notes	690	676	—	—
This Old House Promissory Note	—	—	38	38
	$1,376	$1,368	$38	$38
Our Term Loan and Senior Notes were issued at a discount of $13 million and $10 million, respectively. Such discounts are being amortized under the effective interest method over the respective terms of the debt instruments. Fair value estimates related to our debt instruments presented above and considered a Level 3 measurement are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and include uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
The carrying value for the majority of our other financial instruments approximates fair value due to the short-term nature of the financial instrument or because the financial instrument is of a longer-term nature and is recorded on a discounted basis. For the remainder of our financial instruments, differences between carrying value and fair value were not significant as of September 30, 2014.
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
In August 2014, our Mexico-based GEX operations were sold for approximately $41 million. In connection with the sale, we recorded an allocated Goodwill impairment charge of $26 million as of June 30, 2014. The assumptions used to determine the fair value of the assets and liabilities of GEX and allocated Goodwill were consistent with those used in our overall goodwill impairment analysis and included projected future cash flows from our 2014 budget and long-range plan, a discount rate of 10.5%, a terminal growth rate of 1.0% and a market multiple of 7.5x a measure of earnings. The resulting fair value measurement was considered a Level 3 measurement and was determined using a market approach.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4. INVENTORIES
Inventories consist of (in millions):

	September 30, 2014	December 31, 2013
Inventories:
Raw materials - paper	$40	$40
Work in process	5	1
Finished goods	14	15
Total inventories	$59	$56
Work in process inventory primarily relates to books in production that have not yet been completed. Finished goods inventory primarily relates to books and other merchandise.
5. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS
The following summary sets forth the change in Goodwill during the nine months ended September 30, 2014 (in millions):

Balance at January 1, 2014	$3,162
Acquisitions (a)	10
Dispositions (b)	(29)
Balance at September 30, 2014	$3,143
__________________________
(a) Acquisitions during the nine months ended September 30, 2014 primarily relate to our purchase of Cozi Inc. during the second quarter of 2014.
(b) An allocated Goodwill impairment charge of $26 million was taken during the second quarter of 2014 in connection with the impending sale of our Mexico-based GEX operations. The sale was consummated in August 2014 and the remaining Goodwill of $3 million was disposed of.
Goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter of each fiscal year or earlier upon the occurrence of certain events or substantive changes in circumstances. Although no indicators of impairment were identified during the current period that required us to perform an interim assessment or recoverability test, we continue to experience declines in our print advertising and circulation revenues as a result of market conditions in the magazine publishing industry. If market conditions worsen, if the market price of our publicly traded common stock declines, or if our performance fails to meet current expectations, it is possible that the carrying value of our reporting unit will exceed its fair value, which could result in the recognition of a noncash impairment of Goodwill that could be material.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Intangible Assets
Intangible assets consisted of the following (in millions):

	Weighted Average Useful Life	September 30, 2014	December 31, 2013
Intangible assets subject to amortization:
Tradenames (a) (b)	20	$1,476	$904
Customer lists and other intangible assets (c)	5	563	566
Total gross intangible assets subject to amortization		2,039	1,470
Accumulated amortization		(931)	(888)
Total net intangible assets subject to amortization		1,108	582
Intangible assets not subject to amortization (a)	Indefinite	—	586
Total net intangible assets		$1,108	$1,168
__________________________

(a)
Effective January 1, 2014, certain tradenames with a carrying value totaling approximately $586 million that were previously assigned indefinite lives have been assigned finite lives of 17 years. We recorded amortization expense of approximately $9 million and $26 million on these tradenames during the three and nine months ended September 30, 2014, respectively. For the year ending December 31, 2014, we expect to record total amortization expense of approximately $34 million related to these intangible assets.

(b)	Tradenames decreased approximately $14 million in connection with the sale of our GEX operations.

(c)
Customer lists and other intangible assets decreased approximately $8 million in connection with the sale of our GEX operations. This decrease was partially offset by an increase of $5 million from other intangible assets acquired in connection with the Cozi Inc. acquisition.

Long-Lived Assets
Long-lived assets, including Property, plant and equipment and finite-lived intangible assets, do not require that an annual impairment test be performed. Instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. During the nine months ended September 30, 2014, we recorded fixed asset impairments of approximately $26 million primarily related to a building that we classified as held for sale during the first quarter of 2014 as well as our exit from certain leased properties. The building held for sale is recorded at its fair value less costs to sell within Prepaid expenses and other current assets on the accompanying Balance Sheet as of September 30, 2014.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

6. SHAREHOLDERS' EQUITY
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
Dividends: Holders of shares of our common stock will be entitled to receive dividends when, as and if declared by our Board of Directors at its discretion out of funds legally available for that purpose, subject to the preferential rights of any preferred stock that may be outstanding. The timing, declaration, amount and payment of future dividends are dependent on our financial condition, earnings, the capital requirements of our business, covenants associated with debt obligations and debt service obligations, as well as legal requirements, regulatory constraints, industry practice and other factors deemed relevant by our Board of Directors. Our Board of Directors will make all decisions regarding our payment of dividends from time to time in accordance with applicable law. On October 29, 2014, our Board of Directors declared a dividend of $0.19 per common share payable on December 15, 2014 to shareholders of record as of the close of business on November 28, 2014.
Voting Rights: The holders of our common stock are entitled to vote only in the circumstances set forth in our Amended and Restated Certificate of Incorporation. The holders of our common stock will be entitled to one vote for each share held of record on all matters submitted to a vote of the shareholders.
Other Rights: Subject to the preferential liquidation rights of any preferred stock that may be outstanding, upon our liquidation, dissolution or winding-up, the holders of our common stock will be entitled to share ratably in those assets legally available for distribution to our shareholders.
The holders of our common stock do not have preemptive rights or preferential rights to subscribe for shares of our capital stock.
Preferred Stock
Without any further vote or action by the shareholders, our Board of Directors may designate and issue from time to time up to 40 million shares of preferred stock in one or more series. Our Board of Directors may determine and fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of the series, and the preferences and relative, participating, optional and other rights, if any, and any qualifications, limitations or restrictions, applicable to the shares of such series.
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

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following summary sets forth the activity within Other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014			2014
	Pretax	Tax (Provision) Benefit	Net of Tax	Pretax	Tax (Provision) Benefit	Net of Tax
Foreign currency translation gains (losses)	$(39)	$—	$(39)	$6	$—	$6
Reclassification adjustment for (gains) losses on foreign currency realized in net income (a)	4	—	4	4	—	4
Unrealized gains (losses) on pension benefit obligations	7	—	7	(7)	4	(3)
Reclassification adjustment for (gains) losses on pension benefit obligations realized in net income (loss) (b)	1	(1)	—	5	(2)	3
Other comprehensive income (loss)	$(27)	$(1)	$(28)	$8	$2	$10

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013			2013
	Pretax	Tax (Provision) Benefit	Net of Tax	Pretax	Tax (Provision) Benefit	Net of Tax
Foreign currency translation gains (losses)	$22	$—	$22	$(36)	$—	$(36)
Unrealized gains (losses) on pension benefit obligations	(4)	1	(3)	6	(1)	5
Reclassification adjustment for (gains) losses on pension benefit obligations realized in net income (loss) (b)	1	—	1	2	—	2
Other comprehensive income (loss)	$19	$1	$20	$(28)	$(1)	$(29)
__________________________

(a)	Foreign currency reclassification adjustments were the result of the sale of our Mexico-based GEX operations in August 2014.

(b)	Included in Selling, general and administrative expenses.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share for our common stock is calculated by dividing Net income (loss) attributable to Time Inc. common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares issuable under equity-based compensation plans in accordance with the treasury stock method, except where the inclusion of such common shares would have an anti-dilutive impact.
The determination and reporting of earnings per share requires the inclusion of certain of our time-based restricted stock units ("RSUs") where such securities have the right to share in dividends, if declared, equally with common shareholders. During periods in which we generate net income, such participating securities have the effect of diluting both basic and diluted earnings per share. During periods of net loss, no effect is given to participating securities, since they do not share in the losses of the Company. For the three and nine months ended September 30, 2014, such participating securities had no impact on our basic and dilutive earnings per share calculation as our Board of Directors had not declared, and the Company had not paid, any cash dividends.
On the Distribution Date, approximately 108.94 million shares of our common stock were distributed to Time Warner stockholders as of the Record Date. This share amount is being utilized for the pro forma calculation of both basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2013 as no equity-based awards were outstanding prior to June 6, 2014 and Time Inc. was a wholly-owned subsidiary of Time Warner prior to that date.
For the three and nine months ended September 30, 2014 and 2013, basic and diluted earnings (loss) per common share were as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to Time Inc. common shareholders	$48	$68	$(58)	$135

Weighted average number of common shares outstanding - basic	109.15	108.94	109.03	108.94
Dilutive effect of equity awards	0.59	—	—	—
Weighted average number of common shares outstanding - diluted	109.74	108.94	109.03	108.94

Net income (loss) per common share attributable to Time Inc. common shareholders:
Basic	$0.44	$0.62	$(0.53)	$1.24
Diluted	$0.44	$0.62	$(0.53)	$1.24
The computation of diluted income per common share for the three and nine months ended September 30, 2014 excludes certain equity awards because they are anti-dilutive. Such equity awards are as set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Anti-dilutive equity awards:	2	N/A	5	N/A

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8. EQUITY-BASED COMPENSATION
Prior to the consummation of the Spin-Off, our employees were eligible to participate in Time Warner’s equity plans pursuant to which they were granted awards of Time Warner common stock. The equity-based payments recorded by us prior to the Spin-Off included the expense associated with our employees.
Following the Spin-Off, our employees no longer actively participate in the Time Warner equity plans. Active, non-retirement eligible employees who held Time Warner equity awards at the time of the Spin-Off were treated as if their employment with Time Warner were terminated without cause. For most of our employees, this treatment resulted in the forfeiture of unvested stock options and shortened exercise periods for vested stock options. The treatment also resulted in the pro rata vesting of the next installment of, and forfeiture of the remainder of, their RSUs. Following the Spin-Off in June 2014, we granted these employees Time Inc. RSUs under the Time Inc. 2014 Omnibus Incentive Compensation Plan (the "Omnibus Incentive Plan") with a value intended to equal the intrinsic value of their forfeited Time Warner options and RSUs and with substantially the same vesting schedule as the forfeited awards. Such Time Inc. RSUs granted to replace forfeited Time Warner awards provide awardees with a right to any dividends that may be declared on the underlying Time Inc. common stock. These awards approximated 1.8 million RSUs.
In accordance with the terms of our Chief Executive Officer's and our Executive Vice President and Chief Financial Officer's employment agreements and associated equity award agreements, Time Warner stock options and RSUs held by these two executives at the time of the Spin-Off were converted into Time Inc. equity awards with the same general terms and conditions as the original awards (the "Conversion Awards").
Additionally, in June 2014, our Board of Directors approved and granted approximately 1.7 million RSUs and approximately 1.1 million stock options under the Omnibus Incentive Plan. Unlike the Conversion Awards and the 1.8 million replacement awards described above, these awards do not provide awardees with a right to any dividends that may be declared on the underlying Time Inc. common stock.
There were no Time Warner RSUs or stock options granted to our employees during the three and nine months ended September 30, 2014 and 2013.
The table below summarizes the weighted-average assumptions used to value stock options at their grant date and the weighted-average grant date fair value per option:

	Nine Months Ended September 30,
	2014	2013
Expected volatility	28.3%	N/A
Expected term to exercise from grant date	5.28	N/A
Risk-free rate	1.9%	N/A
Expected dividend yield	3.0%	N/A
Weighted average grant date fair value per option	$4.68	N/A
The following table sets forth the weighted average grant date fair value of RSUs:

	Nine Months Ended September 30,
	2014	2013
RSUs	$22.08	N/A

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table sets forth the number of stock options and RSUs granted (in millions):

	Nine Months Ended September 30,
	2014	2013
Stock options	1	N/A
RSUs	4	N/A
Compensation expense recognized for equity-based awards is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
RSUs	$12	$2	$19	$10
Stock options	—	2	3	3
Total impact on Operating income (loss)	$12	$4	$22	$13
Income tax benefit recognized	$6	$2	$6	$5
Total unrecognized compensation cost related to unvested RSUs as of September 30, 2014, without taking into account expected forfeitures, was $60 million and is expected to be recognized over a weighted-average period between two and three years.
Total unrecognized compensation cost related to unvested stock options as of September 30, 2014, without taking into account expected forfeitures, was $7 million and is expected to be recognized over a weighted-average period between three and four years.
9. PENSION BENEFITS
In May 2014, our Board of Directors adopted the Time Inc. Excess Benefit Pension Plan, which is a continuation of the Time Warner Excess Benefit Pension Plan. The Time Warner Excess Benefit Pension Plan provides for payments of additional pension benefits to eligible employees in excess of the federal limitation on the amount of compensation eligible for the calculation of benefits and the amount of benefits derived from employer contributions that may be paid to participants under the Time Warner Pension Plan. Pursuant to the Time Inc. Excess Benefit Pension Plan, we remain responsible, following the Spin-Off, for the accrued benefits of any employee who was actively employed by us on or after January 1, 2014 or who was receiving salary continuation or separation pay benefits from us on or after December 31, 2013, and Time Warner remains responsible for any obligation to our other former employees who participated in the Time Warner Excess Benefit Pension Plan. The Time Warner Excess Benefit Pension Plan has been frozen to new participants since 2010. The Time Inc. Excess Benefit Pension Plan has been terminated and the participants will be fully paid out under the provisions of the plan in 2015.
In addition to the Time Inc. Excess Benefit Pension Plan, we participate in various other funded and unfunded noncontributory defined benefit plans, including international plans in the U.K., Germany and Benelux. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation during their employment period.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The components of Net periodic benefit (income) loss for our defined benefit pension plans for the three and nine months ended September 30, 2014 and 2013 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net periodic benefit (income) loss:
Interest cost	$9	$6	$23	$20
Expected return on plan assets	(12)	(9)	(34)	(29)
Amortization of net loss	—	—	2	2
Net periodic benefit (income) loss	$(3)	$(3)	$(9)	$(7)
10. RESTRUCTURING AND SEVERANCE COSTS
Our Restructuring and severance costs primarily relate to employee termination costs and other exit costs, including lease terminations. Restructuring and severance costs for the three and nine months ended September 30, 2014 and 2013 and are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restructuring and severance costs(a)	$(6)	$4	$164	$58
__________________________

(a)	The benefit in the three months ended September 30, 2014 relates to a change in estimate of severance costs and an adjustment to exit costs.
Selected information relating to Restructuring and severance costs is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2013	$28	$30	$58
Net accruals for 2014 restructurings	122	42	164
Noncash adjustments (a)	(5)	7	2
Cash paid	(59)	(71)	(130)
Remaining liability as of September 30, 2014	$86	$8	$94
__________________________

(a)
Noncash adjustments to employee terminations relate to the settlement of certain employee-related liabilities with equity instruments whereas noncash adjustments to other exit costs relate to a bankruptcy claim distribution and adjustments for deferred rent liabilities.

As of September 30, 2014, of the remaining $94 million liability, $63 million was classified as a current liability in the Balance Sheets, with the remaining $31 million classified as a noncurrent liability. Amounts classified as noncurrent liabilities are expected to be paid through 2020 and primarily relate to severance costs.
As a result of the planned relocation of our corporate headquarters (See Note 12, Commitments and Contingencies – Lease Obligations), we have accelerated the depreciation on our current tenant improvements at our New York City headquarters at 1271 Avenue of the Americas. This accelerated depreciation charge impacted the three and nine months ended September 30, 2014 by $5 million and $10 million, respectively, and is expected to impact the full year 2014 and 2015 results of operations by $16 million and $21 million, respectively.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

11. DEBT

Our debt obligations consist of the following (in millions):

	September 30, 2014	December 31, 2013
5.75% Senior Notes	$700	$—
Senior Credit Facilities:
Term Loan	698	—
Revolving Credit Facility	—	—
This Old House Promissory Note	—	38
Unamortized discount	(22)	—
Total debt obligations	1,376	38
Less: Current portion of long-term debt	(7)	—
Noncurrent debt obligations	$1,369	$38
Future maturities of debt for the five consecutive twelve-month periods ending on September 30 of each of the years set forth below and for periods thereafter are as follows (in millions):

2015	$7
2016	7
2017	7
2018	7
2019	7
Thereafter	1,363
Total future maturities	1,398
Unamortized discount	(22)
Total debt obligations	$1,376
Senior Notes and Senior Credit Facilities
On April 29, 2014, we issued $700 million aggregate principal amount of Senior Notes due April 15, 2022 in a private offering. The Senior Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries and, under certain circumstances, may become guaranteed by other existing or future subsidiaries. On or after April 15, 2017, we may redeem the Senior Notes, in whole at any time or in part from time to time, at a premium that will start at 4.313% and decrease over time to zero, plus accrued and unpaid interest. Prior to April 15, 2017, we may redeem the Senior Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus a customary “make-whole” premium, plus accrued and unpaid interest. In addition, until April 15, 2017, we may, at any time and from time to time, redeem up to 40% of the aggregate principal amount of the Senior Notes at a redemption price equal to 105.75% of the principal amount of such Senior Notes plus accrued and unpaid interest with the proceeds of certain equity offerings. In the event of a change of control (as defined in the indenture that governs the Senior Notes), the holders of the Senior Notes may require us to purchase for cash all or a portion of their Senior Notes at a purchase price equal to 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest.
On April 24, 2014, we entered into senior secured credit facilities (the "Senior Credit Facilities") providing for a Term Loan in an aggregate principal amount of $700 million with a seven-year maturity and a $500 million revolving credit facility with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit (the "Revolving Credit Facility"). The Revolving Credit Facility will be used for working capital and other general corporate purposes. The Term Loan was funded on May 29, 2014.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

All obligations under the Senior Credit Facilities are guaranteed by substantially all of our existing wholly-owned domestic subsidiaries and, subject to certain exceptions, will be guaranteed by our future wholly-owned domestic subsidiaries. All obligations under the Senior Credit Facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of Time Inc.'s assets and the assets of the guarantors under the Senior Credit Facilities, including a first-priority pledge of all of the capital stock of our subsidiaries directly held by Time Inc. or the guarantors (which pledge, in the case of the capital stock of any such directly-held foreign subsidiary, is limited to 65% of its voting capital stock and 100% of its non-voting stock). All then-outstanding principal and interest under the Term Loan is due and payable on April 24, 2021. All then outstanding principal and interest under the Revolving Credit Facility is due and payable, and all commitments thereunder will terminate, on June 6, 2019.
The credit agreement that governs the Senior Credit Facilities permits us to incur incremental senior secured term loan borrowings under the Senior Credit Facilities, subject to the satisfaction of certain conditions, in an aggregate principal amount up to $500 million. The Senior Credit Facilities also allow us to incur additional incremental senior secured term loans in unlimited amounts (beyond the $500 million) so long as, on a pro forma basis at the time of incurrence, our consolidated secured net leverage ratio (as defined in the credit agreement that governs the Senior Credit Facilities) does not exceed 2.50 to 1.00. However, no lender is under any obligation to make such incremental senior secured term loans to us.
We are permitted to prepay amounts outstanding under the Senior Credit Facilities at any time. If a prepayment of the Term Loan is made on or prior to May 29, 2015 as a result of certain refinancing or repricing transactions, we will be required to pay a fee equal to 1.00% of the principal amount of the obligations so refinanced or repriced. Subject to certain exceptions, we are required to prepay the Term Loan with the net cash proceeds of certain asset sales out of the ordinary course of business, casualty events and issuances of debt. We are required to make quarterly repayments of the Term Loan equal to 0.25% of the aggregate original principal amount, beginning on September 30, 2014. A principal payment of approximately $2 million was made on the Term Loan on September 30, 2014.
Borrowings under the Senior Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or eurocurrency rate (subject to a 1.00% floor) calculated in a customary manner. With respect to the Term Loan, the applicable margin will be 2.25% for base rate loans and 3.25% for eurocurrency rate loans. With respect to the Revolving Credit Facility, the applicable margin will be either 1.25% or 1.00% for base rate loans and 2.25% or 2.00% for eurocurrency rate loans, with the applicable rate determined based on our consolidated secured net leverage ratio (as defined in the credit agreement that governs the Senior Credit Facilities). We are required to pay a quarterly commitment fee under the Revolving Credit Facility equal to 0.375% of the actual daily unused portion of the commitments during the applicable quarter, as well as a letter of credit fee equal to the applicable margin for the Revolving Credit Facility payable on the aggregate face amount of letters of credit outstanding thereunder. In addition, we pay a fronting fee in respect of letters of credit issued under our Revolving Credit Facility at a rate of 0.125% per annum on the undrawn face amount of each issued letter of credit.
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
In connection with the issuance of the Senior Notes and Senior Credit Facilities, we incurred deferred financing costs of approximately $13 million, which are being amortized to Interest expense, utilizing the effective interest method, over the terms of the Senior Notes and Senior Credit Facilities. The Term Loan was originally issued at a discount of approximately $13 million and the Senior Notes were originally issued at a discount of approximately $10 million. Debt discount is being amortized using the effective interest method over the terms of the Term Loan and the Senior Notes, respectively. For the three and nine months ended September 30, 2014 we incurred amortization expense on

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

deferred financing costs and discounts on indebtedness of approximately $1 million. As of September 30, 2014, the only utilization under the Revolving Credit Facility was letters of credit in the face amount of approximately $1 million.
On April 30, 2014, we acquired the Time Inc. UK publishing business (formerly the IPC publishing business) from a wholly-owned subsidiary of Time Warner (the "Time Inc. UK Purchase") in exchange for a promissory note. On May 1, 2014, the net proceeds from the Senior Notes were used to partially repay the promissory note. The balance of the promissory note, including principal and accrued interest, was paid with a portion of the Term Loan, and the remaining proceeds of the Term Loan were used to pay a special dividend to Time Warner in connection with the Spin-Off. The purchase price for the Time Inc. UK Purchase, together with the amount of the special dividend to Time Warner, was approximately $1.4 billion. The Time Inc. UK Purchase was not accounted for as a business combination because we were entities under common control at the time of the transaction.
Other Debt
At December 31, 2013, our long-term debt was $38 million consisting of a non-recourse promissory note issued in connection with the acquisition of the This Old House brand assets in 2001. In connection with the Spin-Off, Time Warner assumed our obligations under this promissory note.
12. COMMITMENTS AND CONTINGENCIES
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
On October 26, 2010, the Canadian Minister of National Revenue denied the claims by TIR for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines, and issued Notices of

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency, arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the Canada Revenue Agency, asserting the same arguments made in the objection TIR filed on January 21, 2011. Including interest accrued on both reassessments, the total reassessment by the Canada Revenue Agency for the years 2006 to 2010 was C$85.7 million as of September 19, 2014.
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
In June 2014, the lease obligation for six previously-vacated floors at our current headquarters at 1271 Avenue of the Americas was settled for $50 million. This cash expenditure was taken into account, and funded, in a series of transactions between us and our former parent, Time Warner, that resulted in our holding cash and cash equivalents of $136 million immediately following the completion of the Spin-Off on June 6, 2014. For the nine months ended September 30, 2014, we have incurred $29 million in connection with the settlement of the lease obligations for six floors at our current headquarters and exit costs previously accrued when we ceased use of those floors. Exit costs for the remaining rent obligations and ancillary costs for the remaining life of our existing lease at our current headquarters are expected to be $144 million in 2015.
In addition, the incremental base rent commitments for the new lease at 225 Liberty Street, excluding the impact of the $50 million settlement with our landlord at 1271 Avenue of the Americas, increased our base rental commitments by $527 million over the lease term through December 31, 2032. However, we expect the new lease to result in annual expense savings of approximately $50 million beginning in 2016.
As a result of the planned relocation of our corporate headquarters, we have accelerated the depreciation on our current tenant improvements at 1271 Avenue of the Americas. This accelerated depreciation charge impacted the three

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

and nine months ended September 30, 2014 by $5 million and $10 million, respectively, and is expected to impact the full year 2014 and 2015 results of operations by $16 million and $21 million, respectively.
13. RELATIONSHIP BETWEEN TIME INC. AND TIME WARNER AFTER THE SPIN-OFF
In June 2014, we entered into the Separation and Distribution Agreement, Transition Services Agreement (“TSA”), Tax Matters Agreement, Employee Matters Agreement and certain other agreements with Time Warner to effect the Spin-Off and to provide a framework for our relationship with Time Warner subsequent to the Spin-Off.
 The Separation and Distribution Agreement between us and Time Warner contains the key provisions relating to the separation of our business from Time Warner and the distribution of our common stock to Time Warner stockholders. The Separation and Distribution Agreement identifies the assets that were transferred and liabilities that were assumed by us from Time Warner in the Spin-Off and describes how these transfers and assumptions occurred. In accordance with the Separation and Distribution Agreement, the Company’s aggregate cash and cash equivalents balance at the Distribution Date was approximately $136 million. As of September 30, 2014, we had cash and cash equivalents of $325 million.
Under the TSA, we and Time Warner provide to each other certain specified services on a transitional basis, including, among others, payroll tax, employee benefits administration, information systems, and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. We anticipate that we will be in a position to complete the transition of most services on or before 24 months following the Distribution Date. Services under the TSA began after June 6, 2014. Costs associated with these services were not material in the three months ended September 30, 2014.
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
14. INCOME TAXES
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
For the three months ended September 30, 2014 and 2013, our Income tax provision was $36 million and $46 million, respectively. For the nine months ended September 30, 2014 and 2013, our Income tax benefit was $7 million and our Income tax provision was $90 million, respectively. Our effective income tax rate for the three months ended September 30, 2014 and 2013 was 43% and 40%, respectively, and our effective income tax rate for the nine months ended September 30, 2014 and 2013 was 11% and 40%, respectively. The change in the effective income tax rate for the three and nine months ended September 30, 2014 was primarily due to the tax impacts of the sale of GEX.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

15. ADDITIONAL FINANCIAL INFORMATION
Additional financial information with respect to Accounts payable and accrued liabilities, Other noncurrent liabilities, Receivables allowance, Other expense, net and cash payments for taxes and interest is as follows (in millions):

	September 30, 2014	December 31, 2013
Accounts payable and accrued liabilities:
Accounts payable	$232	$192
Accrued compensation	129	177
Distribution expenses	44	46
Rebates and allowances	33	28
Restructuring and severance	63	29
Accrued other taxes	36	19
Accrued interest (a)	20	—
Other current liabilities	39	43
Total accounts payable and accrued liabilities	$596	$534

	September 30, 2014	December 31, 2013
Other noncurrent liabilities:
Noncurrent pension and postretirement liabilities	$11	$11
Restructuring and severance	31	29
Noncurrent tax reserves and interest	54	50
Noncurrent deferred compensation	34	31
Liabilities to Time Warner (b)	27	—
Other noncurrent liabilities	31	42
Total other noncurrent liabilities	$188	$163

	September 30, 2014	December 31, 2013
Receivables allowance:
Allowance for doubtful accounts	$75	$70
Allowance for sales returns	196	211
Total receivables allowance	$271	$281

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Other (income) expense, net:
Investment (gains) losses, net	$3	$—	$4	$—
(Gain) loss on equity method investees	1	—	4	3
Other income (c)	(1)	—	(9)	—
Total other (income) expense, net	$3	$—	$(1)	$3

	Nine Months Ended September 30,
	2014	2013
Cash Flows:
Cash payments made for income taxes	$27	$3
Income tax refunds received	1	1
Cash tax payments, net	$26	$2

	Nine Months Ended September 30,
	2014	2013
Cash interest payments:
Cash payments made for interest (a)	$8	$—
Interest income received	—	—
Cash interest payments, net	$8	$—
__________________________

(a)
Our Senior Notes bear interest at the rate of 5.75% per annum payable on April 15 and October 15 of each year beginning on October 15, 2014. We made an interest payment of approximately $19 million on our Senior Notes on October 15, 2014. The Senior Notes mature in April 2022. Our Term Loan bears interest at a variable rate payable quarterly. We made an interest payment on our Term Loan of approximately $8 million on August 29, 2014. We expect to make an interest payment of approximately $8 million on our Term Loan on November 28, 2014. Our Term Loan matures in April 2021. Commitment fees on our Revolving Credit Facility are not significant. See Note 11, Debt.

(b)
Liabilities to Time Warner relate to tax and stock compensation expense recharges in connection with the Tax Matters Agreement and Employee Matters Agreement. See Note 13, Relationship Between Time Inc. and Time Warner After the Spin-Off.

(c)
Other income consists primarily of reimbursements for Restructuring and severance costs from American Express in connection with the acquisition of Time Inc. Affluent Media Group (formerly known as American Express Publishing Corporation) in the fourth quarter of 2013.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
This management's discussion and analysis, or MD&A, of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated and combined interim financial statements and notes thereto to help provide an understanding of our financial condition, changes in financial condition, results of our operations and cash flows. Unless the context otherwise requires, all references to "we," "us," "our," or the "Company" refer to Time Inc. together with its subsidiaries after giving effect to the Internal Reorganization (defined below) and the Spin-Off (defined below).
Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated and Combined Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. Our discussion is presented on a consolidated and combined basis. We report as one operating segment.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2014, as well as an analysis of our cash flows for the nine months ended September 30, 2014 and 2013. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed as of September 30, 2014 and December 31, 2013.
Caution Concerning Forward-Looking Statements. This section provides a description of the use of forward-looking information appearing in this report, including MD&A and the accompanying unaudited consolidated and combined financial statements.
The Spin-Off
On March 6, 2013, Time Warner Inc. ("Time Warner") announced plans for the complete legal and structural separation (the "Spin-Off") of Time Warner's publishing segment, which consisted principally of its magazine publishing business and related websites and operations managed by Time Inc. (the "TW Publishing Segment"), from Time Warner. To effect the Spin-Off, Time Warner undertook a series of internal transactions (the "Internal Reorganization") following which Time Inc., Time Warner’s wholly-owned subsidiary, held the TW Publishing Segment. The Spin-Off was completed by way of a pro rata dividend on June 6, 2014 of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014 (the "Record Date") based on a distribution ratio of one share of our common stock for every eight shares of Time Warner common stock held. Following the Spin-Off, Time Warner stockholders became the owners of 100% of the outstanding shares of common stock of Time Inc. and Time Inc. began operating as an independent, publicly-traded company with its common stock trading on the New York Stock Exchange ("NYSE") under the symbol "TIME". In connection with the Spin-Off, we and Time Warner entered into the Separation and Distribution Agreement dated June 4, 2014 (the "Separation and Distribution Agreement") and certain other related agreements that govern our relationship with Time Warner following the Spin-Off.
Our financial statements as of December 31, 2013 and for the three and nine months ended September 30, 2013 have been prepared on a combined basis and are presented as carve-out financial statements, as we were not a separate consolidated entity during these periods. These unaudited combined interim financial statements reflect the combined historical results of operations and cash flows of the TW Publishing Segment.
Prior to the Spin-Off our unaudited interim consolidated and combined Statements of Operations included allocations of expenses for administrative services that were provided on a centralized basis by Time Warner and not recorded at the business unit level, such as expenses for administrative services related to benefit plans, human resources, tax and treasury matters, among others. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, operating income, headcount or other measures. We believe the assumptions underlying the unaudited interim financial statements, including the assumptions regarding allocating expenses for administrative services from Time Warner, are reasonable. Nevertheless, the unaudited

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

consolidated and combined interim financial statements may not include all of the actual expenses that would have been incurred by us and may not reflect our consolidated and combined results of operations and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. During the three months ended September 30, 2014 and 2013, we incurred nil and $3 million, respectively, of expenses related to administrative services performed by Time Warner. During the nine months ended September 30, 2014 and 2013, we incurred $6 million and $13 million, respectively, of expenses related to such administrative services. Following the Spin-Off, we became responsible for the additional costs associated with being an independent, publicly-traded company, including costs related to corporate governance, investor and public relations, and public reporting. We estimate such costs to be approximately $30 million annually.
The unaudited consolidated and combined interim financial statements will be referred to as the "Financial Statements" herein. The unaudited consolidated and combined statements of operations will be referred to as the "Statements of Operations" herein. The unaudited consolidated and combined balance sheets will be referred to as the "Balance Sheets" herein.
The Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").
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
BUSINESS OVERVIEW
Business Description
Time Inc. is one of the world's leading media companies reaching more than 130 million consumers each month across multiple platforms. Our influential brands include People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly, Travel + Leisure, Food & Wine and Fortune, as well as more than 50 diverse titles at Time Inc. UK such as Decanter and Horse & Hound. Time Inc. is home to celebrated events and franchises including the Fortune 500, Time 100, People’s Sexiest Man Alive, Sports Illustrated’s Sportsman of the Year, the Food & Wine Classic in Aspen and the Essence Festival. As of September 30, 2014, we operated approximately 40 websites that collectively have over 100 million average monthly unique visitors around the world.1 We also operate integrated publishing businesses that provide content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including magazine subscription sales services, retail distribution and marketing services and customer service and fulfillment services, to us and third-party clients, including other magazine publishers.
We generate revenues primarily from the sale of advertising in our magazines and on our websites, magazine subscriptions and newsstand sales. A significant majority of our revenues are generated in the United States. During the nine months ended September 30, 2014, we generated Revenues of $2.4 billion (flat as compared to the nine months ended September 30, 2013), Operating loss of $35 million (a decrease from Operating income of $230 million for the nine months ended September 30, 2013), Net loss of $58 million (a decrease from Net income of $135 million for the nine months ended September 30, 2013), and Cash provided by operations of $170 million (down from $247 million in 2013).
__________________________

(1)	As reported by by comScore as of September 30, 2014.

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
Recent Developments
Dispositions
In August 2014, the sale of our Mexico-based operations, Grupo Editorial Expansión ("GEX"), was consummated for approximately $41 million, of which $2 million was received in the form of a promissory note payable to us in the fourth quarter of 2014. During the second quarter of 2014, we recorded an allocated Goodwill impairment charge of

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$26 million in connection with this impending sale. During the third quarter of 2014, we recorded a gain on sale of our GEX operations of $1 million. This gain is included within Selling, general, and administrative expenses on the accompanying Statements of Operations for the three and nine months ended September 30, 2014. Our GEX operations published 11 magazines in print in Mexico and operated 10 websites. GEX revenues for the three and nine months ended September 30, 2014 and 2013 represented 2% or less of our overall revenues during those periods. We have no significant continuing involvement in the operations of GEX following the consummation of the sale. The sale is not expected to have a significant impact on our continuing operations or financial results. However, we will continue our licensing arrangements with GEX which allow GEX to publish InStyle and Travel + Leisure magazines in Mexico. Revenues for these licensing arrangements are not significant to our overall results of operations.
Transactions and Other Items Affecting Comparability
As more fully described herein and in the related notes to the Financial Statements, the comparability of our results has been affected by transactions and certain other items in the three and nine months ended September 30, 2014 and 2013 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restructuring and severance costs	$(6)	$4	$164	$58
Asset impairments	—	—	26	—
Goodwill impairment	—	—	26	—
Gain on sale of assets	(2)	—	(2)	—
Other costs	2	1	7	1
Impact on Operating income	$(6)	$5	$221	$59
Income tax impact of above items	3	—	(69)	(18)
Impact of items on Net income (loss)
applicable to Time Inc. shareholders	$(3)	$5	$152	$41
In addition to the items affecting comparability described above, we incurred amortization expense of $19 million and $58 million for the three and nine months ended September 30, 2014, respectively, and $10 million and $30 million for the three and nine months ended September 30, 2013, respectively. The 2014 increase in expense primarily related to the classification of certain previously defined indefinite-lived intangibles to finite lives of 17 years effective January 1, 2014.
Additionally, as a result of the planned relocation of our corporate headquarters, we have accelerated the depreciation on our current tenant improvements at 1271 Avenue of the Americas. This accelerated depreciation charge impacted the three and nine months ended September 30, 2014 by $5 million and $10 million, respectively, and is expected to impact the full year 2014 and 2015 results of operations by $16 million and $21 million, respectively.
Restructuring and Severance Costs
In the first half of 2014, we initiated a restructuring plan that included streamlining our organizational structure to enhance operational flexibility, speed decision making, and spur the development of new cross-brand products and services. For the three and nine months ended September 30, 2014, we had a benefit of $6 million and a charge of $164 million, respectively, relating to such restructuring. For the three months ended September 30, 2014, the benefit represented changes in estimates of severance and an adjustment to exit costs. For the nine months ended September 30, 2014, Restructuring and severance charges primarily related to headcount reductions and real estate consolidations. For the three and nine months ended September 30, 2013, we incurred Restructuring and severance charges of $4 million and $58 million, respectively, primarily related to headcount reductions.
Asset Impairments
For the three and nine months ended September 30, 2014, we recorded Asset impairments of nil and $26 million, respectively, primarily related to a building classified during the first quarter of 2014 as an asset held for sale as well

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

as our exit of certain leased properties. There were no asset impairment charges during the three and nine months ended September 30, 2013.
Goodwill Impairment
For the three and nine months ended September 30, 2014, we recorded an allocated Goodwill impairment charge of nil and $26 million, respectively, in connection with the sale of our Mexico-based GEX operations. We did not have a Goodwill impairment charge during the three and nine months ended September 30, 2013.
Gain on Sale of Assets
During the three and nine months ended September 30, 2014, we generated a gain from the sale of our Mexico-based GEX operations of approximately $1 million and from the sale of real property of approximately $1 million. Such gains are reflected within Selling, general and administrative expenses on the accompanying Statements of Operations.
Other Costs
Other costs relate to costs associated with mergers, acquisitions, investments or dispositions and any contingent consideration related to such transactions, to the extent such costs are expensed. For the three and nine months ended September 30, 2014, Other costs related primarily to costs associated with the Spin-Off and transaction costs related to acquisitions and dispositions. For the three and nine months ended September 30, 2014, Other costs related primarily to transaction costs related to acquisitions and dispositions. These costs were recorded within Selling, general and administrative expenses on the accompanying Statements of Operations.
CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS
Financial Results
The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying unaudited consolidated and combined interim statements of operations.
Impacting our results of operations for the three and nine months ended September 30, 2014 are the acquisition of Time Inc. Affluent Media Group ("AMG") (formerly known as American Express Publishing Corporation) during the fourth quarter of 2013 (the "AMG Acquisition"), our sale of our Mexico-based GEX operations during the third quarter of 2014 (See Note 2, Dispositions, to the accompanying Financial Statements), and the acquisition of Cozi Inc. and termination of the CNNMoney.com partnership with Turner Broadcasting System, Inc. ("Turner") during the second quarter of 2014 (collectively, the "Corporate Transactions").
Prior to the Spin-Off, we engaged in a partnership with Turner, a subsidiary of Time Warner, to jointly operate CNNMoney.com, a financial news and information website. The primary source of revenue for this arrangement was advertising revenue earned by the website. In accounting for this arrangement, we recorded Advertising revenues for the advertisements sold on the website and recorded a charge in Selling, general and administrative expenses to reflect Turner's share of the net profits. For the three months ended September 30, 2014 and 2013, revenues recognized related to this arrangement were nil and $10 million, respectively. For the nine months ended September 30, 2014 and 2013, revenues recognized related to this arrangement were $17 million and $35 million, respectively. Amounts recorded in Selling, general and administrative expenses related to Turner's share of the net profits were nil and $1 million for the three months ended September 30, 2014 and 2013, respectively, and $2 million and $6 million for the nine months ended September 30, 2014 and 2013, respectively. In connection with the Spin-Off, this arrangement was terminated effective June 1, 2014, which adversely affected our Digital advertising revenues for the three and nine months ended September 30, 2014 versus the prior year comparable periods.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues
The following table presents our Revenues, by type (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Advertising
Print and other advertising	$363	$368	(1%)	$1,068	$1,072	—%
Digital advertising	65	62	5%	211	195	8%
Total advertising revenues	428	430	—%	1,279	1,267	1%
Circulation	279	285	(2%)	807	816	(1%)
Other	114	103	11%	300	305	(2%)
Total revenues	$821	$818	—%	$2,386	$2,388	—%
The following table presents our Revenues, by type, as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Advertising	52%	53%	54%	53%
Circulation	34%	35%	34%	34%
Other	14%	12%	12%	13%
Total revenues	100%	100%	100%	100%
Revenues for the three months ended September 30, 2014 increased $3 million from the prior year comparable period to $821 million. Excluding the impact of the Corporate Transactions, Revenues for the three months ended September 30, 2014 would have declined $44 million or 6% versus the prior year comparable period. Revenues for the nine months ended September 30, 2014 declined $2 million from the prior year comparable period to $2,386 million. Excluding the impact of the Corporate Transactions, Revenues for the nine months ended September 30, 2014 would have declined $136 million or 6% versus the prior year comparable period. The decline in Revenues for the three and nine months ended September 30, 2014 was primarily attributable to market conditions in the magazine publishing industry which continues to experience reduced advertising expenditure as a result of shifting advertising spending from print to other media resulting in fewer pages sold, as well as lower consumer demand for print subscriptions and newsstand products.
Advertising Revenues
Our Advertising revenues are principally derived from print and digital advertising. For the three months ended September 30, 2014, Advertising revenues of $428 million were flat versus the prior year comparable period. Excluding the impact of the Corporate Transactions, Advertising revenues for the three months ended September 30, 2014 would have declined $22 million or 5% versus the prior year comparable period. For the nine months ended September 30, 2014, Advertising revenues increased $12 million or 1% versus the prior year comparable period. Excluding the impact of the Corporate Transactions, Advertising revenues for the nine months ended September 30, 2014 would have decreased by $63 million or 5% versus the prior year comparable period.
Print and other advertising revenues decreased $5 million or 1% during the three months ended September 30, 2014 versus the prior year comparable period. Excluding the impact of the Corporate Transactions, Print and other advertising revenues would have declined $31 million or 9% during the three months ended September 30, 2014 versus the prior year comparable period. For the nine months ended September 30, 2014, Print and other advertising revenues decreased $4 million versus the prior year comparable period. Excluding the impact of the Corporate Transactions, Print and other advertising revenues would have declined $81 million or 8% during the nine months ended September 30, 2014 versus the prior year comparable period. The declines were driven primarily by fewer advertising pages sold.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decline for the three months ended September 30, 2014 versus the prior year comparable period also reflected a $4 million reduction due to calendar timing of certain weeklies. Demand for print advertising at our entertainment, news and sports titles weakened in the latter part of the third quarter of 2014, with booking trends remaining weak in the fourth quarter.
For the three months ended September 30, 2014, Digital advertising revenues increased by $3 million or 5% versus the prior year comparable period. Excluding the impact of the Corporate Transactions, Digital advertising revenues for the three months ended September 30, 2014 would have increased $9 million or 19% versus the prior year comparable period. During the nine months ended September 30, 2014, Digital advertising revenues increased $16 million or 8% versus the prior year comparable period. Excluding the impact of the Corporate Transactions, Digital advertising revenues would have increased $18 million or 12% during the nine months ended September 30, 2014.
Circulation Revenues
The components of Circulation revenues are as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Circulation revenues:
Subscription	$174	$176	(1%)	$525	$516	2%
Newsstand	98	105	(7%)	267	288	(7%)
Other circulation	7	4	75%	15	12	25%
Total circulation revenues	$279	$285	(2%)	$807	$816	(1%)
For the three months ended September 30, 2014, Circulation revenues decreased $6 million versus the prior year comparable period due to a decline of $2 million in Subscription revenues and a decline of $7 million in Newsstand revenues, partially offset by an increase of $3 million in Other circulation revenues. Excluding the impact of the Corporate Transactions, Circulation revenues would have declined $15 million or 5% during the three months ended September 30, 2014 versus the prior year comparable period, of which Subscription revenues declined $11 million or 6% and Newsstand revenues declined $7 million or 7%. The wholesaler transition impacted Newsstand revenues by approximately $2 million in the third quarter of 2014. See "Liquidity and Capital Resources – Contractual and Other Obligations – Discontinued Wholesaler." Excluding the impact of the wholesaler transition, Newsstand revenues would have declined $5 million or 5%. The decrease was primarily due to lower demand for print subscriptions, as well as the calendar timing of certain weeklies which adversely impacted Newsstand revenues by approximately $3 million, partially offset by an increase to Newsstand revenues of approximately $4 million from the March 2014 People magazine price increase and a benefit of approximately $4 million from the weaker U.S. dollar relative to the British pound.
For the nine months ended September 30, 2014, Circulation revenues decreased $9 million versus the prior year comparable period due to a decrease of $21 million in Newsstand revenues, partially offset by an increase in Subscription revenues of $9 million and Other circulation revenues of $3 million. Excluding the impact of the Corporate Transactions, Subscription revenues would have declined $23 million or 4% and Newsstand revenues would have declined $20 million or 7% during the nine months ended September 30, 2014 versus the prior year comparable period. The decrease in Subscription revenues reflected the continuing trend of reduced volumes while the decrease in Newsstand revenues was primarily due to the wholesaler transition. The wholesaler transition adversely impacted Newsstand revenues by approximately $14 million during the nine months ended September 30, 2014.
Other Revenues
Other revenues, which includes marketing and support services provided to third parties, branded book publishing, events and licensing, increased $11 million and decreased $5 million for the three and nine months ended September 30, 2014, respectively, versus the prior year comparable period. Excluding the impact of the Corporate Transactions, Other revenues would have declined $7 million or 7% during the three months ended September 30, 2014 versus the prior year comparable period. The decline for the three months ended September 30, 2014 was primarily the result of lower revenues at our subscription marketing subsidiary, partially offset by growth in revenues from ticket

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sales at the Essence Festival. Excluding the impact of the Corporate Transactions, Other revenues would have declined $33 million or 11% during the nine months ended September 30, 2014 versus the prior year comparable period. The decline was primarily attributable to the wholesaler transition which impacted our bookazine business during the second quarter of 2014 and the absence of the Fortune Global Forum, which was held in 2013 and occurs every other year.
Operating Expenses
The components of Operating expenses are as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Operating expenses:
Costs of revenues:
Production costs	$180	$182	(1%)	$546	$535	2%
Editorial costs	113	109	4%	332	326	2%
Other	29	31	(6%)	78	80	(3%)
Total costs of revenues (a)	322	322	—%	956	941	2%
Selling, general and administrative (a)	357	345	3%	1,116	1,065	5%
Asset impairments	—	—	—	26	—	NM
Goodwill impairment	—	—	—	26	—	NM
Restructuring and severance costs	(6)	4	NM	164	58	NM
Depreciation	25	22	14%	77	64	20%
Amortization of intangible assets	19	10	90%	58	30	93%
(Gain) loss on operating assets	(2)	—	NM	(2)	—	NM
Total operating expenses	$715	$703	2%	$2,421	$2,158	12%
___________________

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.
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
For the three months ended September 30, 2014, Costs of revenues were flat versus the prior year comparable period. Excluding the impact of the Corporate Transactions, Costs of revenues would have declined $7 million or 2% during the three months ended September 30, 2014 versus the prior year comparable period. Production costs decreased $2 million or 1% during the three months ended September 30, 2014 versus the prior year comparable period. Excluding the impact of the Corporate Transactions, Production costs would have declined $12 million or 7% during the three months ended September 30, 2014 versus the prior year comparable period as lower volume of pages produced and favorable paper and printing prices were partially offset by a postal rate increase. Editorial costs increased $4 million

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

or 4% versus the prior year comparable period. Excluding the impact of the Corporate Transactions, Editorial costs would have increased $3 million or 3% during the three months ended September 30, 2014 versus the prior year comparable period due to digital investments and higher costs at the Essence Festival, partially offset by editorial cost savings from previously announced cost savings initiatives. Other costs of revenues declined $2 million or 6% during the three months ended September 30, 2014 versus the prior year comparable period.
For the nine months ended September 30, 2014, Costs of revenues increased $15 million or 2% versus the prior year comparable period. Excluding the impact of the Corporate Transactions, Costs of revenues would have declined $21 million or 2% during the nine months ended September 30, 2014 versus the prior year comparable period. Production costs increased $11 million or 2% versus the prior year comparable period. Excluding the impact of the Corporate Transactions, Production costs would have declined $15 million or 3% during the nine months ended September 30, 2014 versus the prior year comparable period as favorable paper and printing prices were partially offset by a postal rate increase. Editorial costs increased $6 million or 2% versus the prior year comparable period. Excluding the impact of the Corporate Transactions, Editorial costs would have decreased $5 million or 2% during the nine months ended September 30, 2014 versus the prior year comparable period as edit savings were partially offset by digital investments. Other costs of revenues declined $2 million or 3% versus the prior year comparable period.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of circulation promotion, advertising and selling expenses, and personnel and facility costs. For the three months ended September 30, 2014, Selling, general and administrative expenses increased $12 million or 3% versus the prior year comparable period. Excluding the impact of the Corporate Transactions, Selling, general and administrative expenses would have decreased $13 million or 4% during the three months ended September 30, 2014 versus the prior year comparable period. The decrease was primarily driven by benefits realized from previously announced cost savings initiatives including the 2014 restructuring, partially offset by an increase of $7 million in stock-based compensation costs in light of the absence of equity grants to employees in the prior year and public company costs of approximately $5 million. For the nine months ended September 30, 2014, Selling, general and administrative expenses increased $51 million or 5% versus the prior year comparable period. Excluding the impact of the Corporate Transactions, Selling, general and administrative expenses would have decreased $23 million or 2% during the nine months ended September 30, 2014 versus the prior year comparable period. The decrease was primarily driven by benefits realized from previously announced cost savings initiatives including the 2014 and 2013 restructurings, partially offset by an increase of approximately $16 million in public company costs and approximately $8 million in stock based compensation costs in light of the absence of equity grants to employees in the prior year. The wholesaler transition adversely impacted Selling, general and administrative expenses by approximately $8 million during the nine months ended September 30, 2014.
Asset Impairments
During the first quarter of 2014 we recorded Asset impairments of $26 million primarily related to a building that we classified as an asset held for sale and from certain other leased properties that we exited during the period. There were no Asset impairment charges during the three months ended September 30, 2014 or the three and nine months ended September 30, 2013.
Goodwill Impairment
During the second quarter of 2014, we recorded an allocated Goodwill impairment charge of $26 million in connection with the impending sale of our Mexico-based GEX operations. We did not have a Goodwill impairment charge during the three months ended September 30, 2014 or the three and nine months ended September 30, 2013.
Restructuring and Severance Costs
We initiated a restructuring plan in the first quarter of 2014, primarily consisting of headcount reductions and certain real estate consolidations. For the three and nine months ended September 30, 2014, we had a benefit of $6 million and a charge of $164 million, respectively, in connection with this restructuring plan. For the three months ended September 30, 2014 the benefit represented changes in estimates of severance and an adjustment to exit costs.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first quarter of 2013, we initiated a restructuring plan to better align our cost structure with our revenues. As a result, during the three and nine months ended September 30, 2013, we incurred Restructuring and severance charges of $4 million and $58 million, respectively, related primarily to headcount reductions.
Amortization of Intangible Assets
For the three and nine months ended September 30, 2014, Amortization of intangible assets increased approximately $9 million and $28 million, respectively, versus the prior year comparable periods. The increase in expense primarily related to the classification of certain previously defined indefinite-lived intangibles to finite lives of 17 years effective January 1, 2014.
Gain on Operating Assets
Gain on operating assets was $2 million for the three and nine months ended September 30, 2014. Approximately $1 million of the gain was generated from the sale of our Mexico-based GEX operations and $1 million from the sale of real estate.
Operating Income (Loss)
Operating income (loss) was income of $106 million and a loss of $35 million for the three and nine months ended September 30, 2014, respectively, and Operating income of $115 million and $230 million for the three and nine months ended September 30, 2013, respectively. The decrease for the three months ended September 30, 2014 was due to higher amortization expense on intangible assets and higher Selling, general and administrative expenses. The decrease for the nine months ended September 30, 2014 was primarily due to higher Restructuring and severance costs, Goodwill impairment, Asset impairments, and the wholesaler transition. The adverse impact to Operating income (loss) of the wholesaler transition was approximately $3 million and $30 million for the three and nine months ended September 30, 2014, respectively.
Interest Expense, Net
Interest expense, net was $19 million and $1 million for the three months ended September 30, 2014 and 2013, respectively. Interest expense, net was $31 million and $2 million for the nine months ended September 30, 2014 and 2013, respectively. There was no Interest income for the three and nine months ended September 30, 2014 or 2013.
As discussed more fully in Note 11 to the accompanying Financial Statements, during the second quarter of 2014, we issued $700 million aggregate principal amount of 5.75% unsecured notes due 2022 (the "Senior Notes") and entered into the senior secured credit facilities (the "Senior Credit Facilities") providing for a term loan (the "Term Loan") in an initial principal amount of $700 million with a seven-year maturity and a $500 million revolving credit facility (the "Revolving Credit Facility") with a five-year maturity. As a result of these transactions, we expect Interest expense, net to be higher for periods after the incurrence of such indebtedness than for periods prior thereto.
Other (Income) Expense, Net
Other (income) expense, net was expense of $3 million and nil for the three months ended September 30, 2014 and 2013, respectively, and income of $1 million and expense of $3 million for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014, Other expense primarily related to investment losses and losses on equity method investees, partially offset by non-operating income from the AMG Acquisition. For the nine months ended September 30, 2014, Other income primarily related to non-operating income from the AMG Acquisition, partially offset by investment losses and losses on equity method investees.
Income Tax Provision
For the three months ended September 30, 2014 and 2013, our Income tax provision was $36 million and $46 million, respectively. For the nine months ended September 30, 2014 and 2013, our Income tax benefit was $7 million and our Income tax provision was $90 million, respectively. Our effective tax rate for the three months ended September 30, 2014 and 2013 was 43% and 40%, respectively, and our effective tax rate for the nine months ended September 30, 2014 and 2013 was 11% and 40%, respectively. The change in the effective tax rate for both the three and nine months ended September 30, 2014 was primarily due to the tax impacts of the sale of GEX.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income (loss)
Net income for the three months ended September 30, 2014 and 2013 was $48 million and $68 million, respectively. Net loss for the nine months ended September 30, 2014 and net income for the nine months ended September 30, 2013 were $58 million and $135 million, respectively. The decrease in Net income for the three months ended September 30, 2014 was due to lower Operating income and higher Interest expense, net. The primary driver of Net loss for the nine months ended September 30, 2014 was an Operating loss and the increase in Interest expense, net.
LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated positive net cash flow from operating activities. Sources of cash primarily include cash flow from operations, amounts available under our Revolving Credit Facility and access to capital markets. Our access to additional borrowings under the Revolving Credit Facility is subject to the satisfaction of customary borrowing conditions, including the absence of any event or circumstance having a material adverse effect on our business. In addition, the obligation of the financial institutions under our Revolving Credit Facility are several and not joint, and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to other sources of capital such as the public bond markets. However, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including (i) our financial condition, prospects and credit rating, (ii) the liquidity of the overall capital markets and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on acceptable terms or at all.
We earn income outside the United States, which is deemed to be permanently reinvested in certain foreign jurisdictions. We do not currently intend to repatriate these funds. Should we require more capital in the United States than is generated by and/or available to our domestic operations, we could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and withholding taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective income tax rates and higher cash paid for income taxes for us. As of September 30, 2014, $66 million of Cash and cash equivalents was held by foreign subsidiaries.
The principal uses of cash that affect our liquidity position include the following: operational expenditures including employee costs, paper purchases and capital expenditures; income tax payments; investments in associated entities; acquisitions; dividends; and debt service costs, including interest and principal payments on our Senior Notes and Senior Credit Facilities. In addition to the acquisitions and dispositions disclosed elsewhere, we have evaluated and expect to continue to evaluate possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the issuance of other securities or the assumption of indebtedness.
On October 29, 2014, our Board of Directors declared a dividend of $0.19 per common share to shareholders of record as of the close of business on November 28, 2014, payable December 15, 2014. We currently intend to continue to declare regular quarterly dividends on our outstanding common stock in respect of each completed fiscal quarter. The declaration and amount of any actual dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions.
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

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2014, the only utilization under the Revolving Credit Facility was letters of credit in the face amount of approximately $1 million. Subject to the satisfaction of customary conditions, undrawn revolver commitments are available to be drawn for our general corporate purposes. We were in compliance with all of our debt covenants as of the date of filing of this quarterly report.
Cash Flows
Cash and cash equivalents increased by $279 million for the nine months ended September 30, 2014 and decreased $18 million for the nine months ended September 30, 2013. The components of these changes are discussed below.
Operating Activities
Details of Cash provided by operations are as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Net income (loss)	$(58)	$135
Depreciation and amortization	135	94
Amortization of deferred financing costs and discounts on indebtedness	1	—
Asset impairments	26	—
Goodwill impairment	26	—
Gain on sale of operating assets	(2)	—
(Gains) losses on equity method of investee companies, net of cash distributions	4	3
Share-based compensation expense relating to equity classified awards	25	13
Deferred income taxes	(17)	13
All other, net, including working capital changes	30	(11)
Cash provided by operations	$170	$247
Cash provided by operations for the nine months ended September 30, 2014 decreased primarily due to lower Operating income.
Investing Activities
Details of Cash used in investing activities are as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Investments and acquisitions, net of cash acquired	$(29)	$(3)
Capital expenditures	(30)	(19)
Proceeds from sale of assets	41	—
Cash used in investing activities	$(18)	$(22)
Cash used in investing activities decreased primarily due to proceeds from the sale of GEX, partially offset by an increase in acquisitions and higher capital expenditures.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities
Details of Cash provided by (used in) financing activities are as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Proceeds from the issuance of debt	$1,377	$—
Financing costs	(13)	—
Principal payments on Term Loan	(2)	—
Excess tax benefits from share-based compensation arrangements	—	30
Transfer to Time Warner in connection with Spin-Off	(1,400)	—
Net transfers from (to) Time Warner	166	(273)
Cash provided by (used in) financing activities	$128	$(243)
The change in Cash provided by financing activities for the nine months ended September 30, 2014 was primarily due to our receipt of proceeds from our Term Loan, Senior Notes and Time Warner, offset by the amount paid to Time Warner in connection with the purchase of Time Inc. UK and the special dividend relating to the Spin-Off. See Note 11, Debt, to the accompanying Financial Statements.
Debt Financing Agreements
In connection with the Spin-Off, on April 29, 2014, we issued $700 million aggregate principal amount of the Senior Notes in a private offering. The Senior Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries and, under certain circumstances, may become guaranteed by other existing or future subsidiaries.
On April 24, 2014, we entered into the Senior Credit Facilities providing for the Term Loan in an initial principal amount of $700 million with a seven-year maturity and a $500 million Revolving Credit Facility with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit. Our obligations under the Senior Credit Facilities are guaranteed by substantially all of our existing wholly-owned domestic subsidiaries and secured by substantially all of our assets and the assets of the guarantors. As of September 30, 2014, the only utilization under the Revolving Credit Facility were letters of credit in the face amount of approximately $1 million.
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
Subject to the satisfaction of customary conditions, undrawn commitments under the Revolving Credit Facility are available to be drawn for working capital and other general corporate purposes, including permitted acquisitions, permitted investments and the issuance of letters of credit.
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
Our contractual debt obligations are approximately $1.4 billion. Of these obligations, approximately $42 million is due ratably through September 2020, approximately $656 million is due in April 2021 and $700 million is due in April 2022. Any amounts borrowed under the Revolving Credit Facility are due in 2019. Our Senior Notes bear interest at the rate of 5.75% per annum payable on April 15 and October 15 of each year beginning on October 15, 2014. We made an interest payment of approximately $19 million on our Senior Notes on October 15, 2014 and will make payments of approximately $20 million thereafter biannually until their maturity in April 2022. Our Term Loan bears interest at a variable rate generally payable quarterly. We made an interest payment on our Term Loan of approximately $8 million on August 29, 2014. Based on current interest rates, we expect to make interest payments of approximately $8 million on a quarterly basis on our Term Loan through its maturity in April 2021. Additionally, we are required to pay a commitment fee on our unutilized Revolving Credit Facility. Such fee is estimated at less than $2 million per annum, payable on a quarterly basis.
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
The financial impact of the new lease commitment and the settlement with our current landlord for the six previously-vacated floors is as follows (in millions):

	Nine Months Ended September 30,	Year Ending December 31, 2014	Year Ending December 31, 2015
	2014	(Expected)	(Expected)
Gross capital expenditures (a)	$—	$6	$161
Net capital expenditures (a)	—	6	114
Incremental noncash accelerated depreciation at current headquarters (b)	10	16	21
Noncash rental expense (c)	—	—	30
Net charge related to settlement of lease obligation for six vacated floors at current headquarters (d)	29	29	—
Exit cost obligation expected to be accrued when we cease use of current headquarters in late 2015 (e)	—	—	144
_____________________
(a) Gross capital expenditures at 225 Liberty Street represents estimated gross leasehold improvements of $167 million. Net capital expenditures at 225 Liberty Street represents gross capital expenditures less a $47 million allowance for tenant improvements funded by the landlord.
(b) Represents the increase in noncash depreciation which is expected to be recognized during the shortened useful life of the tenant improvements at our current headquarters.
(c) Our lease at 225 Liberty Street commences on January 1, 2015 and extends through December 31, 2032, although cash payments for rent obligations under the lease are not expected to begin until January 1, 2018. The noncash rental expense is estimated to be $30 million for 2015. Cash payments for rent obligations at 225 Liberty Street are expected to begin on January 1, 2018.
(d) The expected incremental charges indicated represent the difference between the $50 million paid on June 5, 2014 for the settlement of the lease obligation for six previously-vacated floors at our current headquarters, net of amounts previously accrued as exit costs when we ceased use of those floors.
(e) Represents expected exit costs for the remaining rent obligations and ancillary costs for the remaining life of our existing lease at our current headquarters.

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
Cash rental payments at 225 Liberty Street for each of the next five years and thereafter as of September 30, 2014 are as follows (in millions):

2015	$—
2016	—
2017	—
2018	26
2019	35
Thereafter	505
$566
Discontinued Wholesaler
Declines in magazine sales at newsstands and other retail outlets have increased the financial instability of U.S. magazine wholesalers. Three of our smaller wholesalers ceased operations in early 2014. In May 2014, we informed the second-largest wholesaler of our publications (the “Discontinued Wholesaler”) that effective immediately we would discontinue sales of publications to that wholesaler. The Discontinued Wholesaler distributed publications primarily through U.S. retail outlets and our sales to this wholesaler represented approximately 2% of our total 2013 revenues. This action was taken after the Discontinued Wholesaler’s failure to pay amounts due to us and after discussions with the Discontinued Wholesaler. In connection with this action, we determined that approximately $8 million of receivables from the Discontinued Wholesaler on our March 31, 2014 Balance Sheet were uncollectible and charged them to earnings as bad debt expense in the three months ended June 30, 2014. In addition, we determined that we will not be able to collect for, and therefore recognize revenue in respect of, approximately $19 million of net sales made to the Discontinued Wholesaler during the three months ended June 30, 2014. The Discontinued Wholesaler filed for protection under Chapter 11 of the U.S. Bankruptcy Code on June 23, 2014.
Additionally, we amended the terms of our existing agreements with the largest wholesaler of our publications (the “Selected Wholesaler”) to expand the retail locations serviced by the Selected Wholesaler to include the vast majority of those that had been serviced by the Discontinued Wholesaler prior to the discontinuation. During the period of transition to the Selected Wholesaler of approximately six to twelve weeks, we lost approximately $2 million of revenues in the third quarter of 2014. We also incurred approximately $1 million of incremental transition costs during the third quarter of 2014. The transition resulted in changes to the payment terms of our agreement with the Selected Wholesaler such that there has been an increase in the number of days receivables outstanding and a resultant decrease in 2014 operating cash flows of approximately $15 million, of which $13 million was reflected in the period through September 30, 2014 and $2 million is expected in the fourth quarter of 2014. We do not expect the change in distribution arrangements to have a material impact on future results of operations. Our amended agreement with the Selected Wholesaler extends through May 2019.
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
Our forward-looking statements are based on our current expectations regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Important factors that could cause our actual results to differ materially from those in our forward-looking statements including government regulations, economic, strategic, political and social conditions and the following factors:

•	changes in and the execution of our plans, initiatives and strategies, and consumer acceptance thereof;

•	recent and future changes in technology, including alternative methods for the delivery of our content;

•	changes in consumer behavior, including changes in spending behavior and changes in when, where and how content is consumed;

•	competitive pressure;

•	our ability to deal effectively with economic slowdowns or other economic or market difficulties;

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

•	the effect of any significant acquisitions, investments, dispositions and other similar transactions by us;

•	the failure to meet earnings expectations;

•	the adequacy of our risk management framework;

•	changes in GAAP or other applicable accounting policies;

•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses;

•
a disruption or failure of network and information systems or other technology on which our business relies, including possible loss of revenue due to cancellation of customers' credit cards on file for subscription auto-renewals resulting from credit card data breaches affecting us or third parties;

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no outstanding interest rate swap contracts as of September 30, 2014. Our financial instruments subject to market risk as of September 30, 2014 are not significant. Our Term Loan is subject to variable interest rates but includes a eurocurrency "floor" that is higher than the corresponding market rate currently prevailing. As such, a hypothetical 100 basis point increase in current interest rates will not have a material impact on our annual interest expense. A hypothetical 200 basis point increase in interest rates would have an adverse effect on our annual interest expense of $7 million. The Revolving Credit Facility is subject to variable interest rates but is assumed to be undrawn for purposes of this calculation.
Foreign Currency Exchange Rates
We conduct operations in three principal currencies: the U.S. dollar; the British pound sterling; and the Euro. These currencies primarily serve as the functional currency for our U.S., U.K. and European operations, respectively. Cash is managed centrally within each of these regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, funding in the appropriate local currencies is made available from intercompany capital. We generally do not hedge our investments in the net assets of our U.K. and European foreign operations. Our current foreign currency hedges were not significant for the three and nine months ended September 30, 2014.
Because of fluctuations in currency exchange rates, we are subject to currency translation exposure on the results of our operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities' statements of earnings and balance sheets from each functional currency to our reporting currency (the U.S. dollar) for consolidation purposes. We do not hedge translation risk because we typically generate positive cash flows from our international operations that are typically reinvested locally. Currency exchange rates with the most significant impact on translation include the British pound sterling and the Euro. As currency exchange rates fluctuate, translation of our Statements of Operations into U.S. dollars affects the comparability of revenues and operating expenses between years.
Credit Risk
Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Our receivables did not represent significant concentrations of credit risk as of September 30, 2014 or December 31, 2013 due to the wide variety of customers, markets and geographic areas to which our products and services are sold.

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
Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 12, Commitments and Contingencies, in the accompanying unaudited consolidated and combined interim financial statements.

Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in Amendment No. 4 to our Registration Statement on Form 10 as filed with the SEC on May 8, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
4.1	First Supplemental Indenture, dated July 15, 2014, between Cozi Inc. and Wells Fargo Bank, National Association, as trustee.*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME INC. (Registrant)

By:	/s/ Jeffrey J. Bairstow
Jeffrey J. Bairstow
Executive Vice President and Chief Financial Officer
Date: November 4, 2014