Form 10-K
period 2014-12-31
Time Inc.
filed 2015-02-26
CIK 1591517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36218

TIME INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3486363
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1271 Avenue of the Americas, New York, NY	10020
(Address of Principal Executive Offices)	(Zip Code)

(212) 522-1212
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes  ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes  ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock, par value $0.01 per share, held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $2.6 billion based upon the closing price of $24.22 per share on The New York Stock Exchange on that date.
As of February 20, 2015, 109,492,340 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements
This annual report on Form 10-K contains certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). They are based on management’s current expectations and assumptions regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Such forward-looking statements include, but are not limited to, statements regarding future actions, business plans and prospects, prospective products, trends, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, plans relating to dividends, government regulations, the adequacy of our liquidity to meet our needs for the foreseeable future, our expectations regarding market conditions, capital expenditures at 225 Liberty Street and our anticipated contributions to international defined benefits plans.
As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.
We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K. We provide in Item 1A, “Risk Factors,” a cautionary discussion of certain risks and uncertainties related to our businesses. These are factors that we believe, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 21E of the Exchange Act. In addition, the operation and results of our business are subject to risks and uncertainties identified elsewhere in this annual report on Form 10-K as well as general risks and uncertainties such as those relating to general economic conditions. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider such discussion to be a complete discussion of all potential risks or uncertainties.

Industry and Market Data
This annual report on Form 10-K includes publishing industry data, rankings, circulation information, Internet user data and other industry and market information that we obtained from public filings, internal company sources and various third-party sources. These third-party sources include, but are not limited to, Publishers Information Bureau as provided by Kantar Media (“PIB”), the Alliance for Audited Media (“AAM”), the Audit Bureau of Circulations (“ABC”), comScore Media Metrix ("comScore") and GfK Mediamark Research and Intelligence (“MRI”). While we are not aware of any misstatements regarding any industry data presented in this annual report on Form 10-K and believe such data are accurate, we have not independently verified any data obtained from third-party sources and cannot assure you of the accuracy or completeness of such data. Such data involve uncertainties and are subject to change based on various factors.
Unless otherwise stated herein, all U.S. circulation data in this annual report on Form 10-K are sourced from AAM reports and all U.K. circulation data, including statements as to our position in the U.K. print publishing industry and ranking based on print newsstand revenues in the United Kingdom (the industry-standard metric for magazine rankings in the United Kingdom), are sourced from ABC reports. All Internet user data in this annual report on Form 10-K are sourced from comScore reports. All print advertising revenue data, including statements as to our position in the print publishing industry and ranking based on print advertising revenues in the United States, are sourced from PIB reports. Magazine readership and audience statistics presented in this annual report on Form 10-K are based on surveys conducted by MRI.

Part I
ITEM 1. BUSINESS
Overview
Time Inc. together with its subsidiaries (collectively, the "Company", "we", "us" or "our") is one of the world's leading media companies, with a monthly global print audience of over 120 million and more than 120 million monthly visitors to its worldwide digital properties, including over 50 websites. Our influential brands include People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly, Travel + Leisure, Cooking Light, Fortune and Food & Wine, as well as more than 50 diverse titles in the United Kingdom such as Decanter and Horse & Hound. Time Inc. is home to celebrated events and franchises including the Fortune 500, Time 100, People’s Sexiest Man Alive, Sports Illustrated’s Sportsman of the Year, the Food & Wine Classic in Aspen, the Essence Festival and the biennial Fortune Global Forum. Hundreds of thousands of people attend our live media events each year. We also provide content marketing, targeted local print and digital advertising programs, branded book publishing, and marketing and support services, including subscription sales services for magazines and other products, retail distribution and marketing services and customer service and fulfillment services, for ourselves and third-party clients, including other magazine publishers.

Since our founding in 1922, we have developed a worldwide reputation for quality, integrity and innovation in journalism. Today, we reach large, diverse audiences through our websites, on computers and mobile devices and through social media. We have a marketing database that includes approximately 150 million U.S. adults, which represents a majority of the adult U.S. population. We publish paid digital versions of a large majority of our magazines for the major tablet platforms. In total, we publish over 80 magazine titles worldwide. The following table lists our major magazine titles as of December 31, 2014, as well as related websites and related magazine titles for each:

Magazine title	Rate base(a)	Frequency(b)	Category	Related magazine titles	Related websites
People	3,475,000	53	Celebrity Weekly	People en Español (U.S.) People StyleWatch (U.S.)	People.com PeopleenEspanol.com
Time	3,250,000	46	Weekly Newsmagazine	Time for Kids (U.S.) Time (Europe) Time (Asia) Time (South Pacific)	Time.com Life.com TimeforKids.com
Sports Illustrated	3,000,000	51	Sports: General	Sports Illustrated Kids (U.S.)	SI.com FanNation.com SIKids.com
Southern Living	2,800,000	12	Regional		SouthernLiving.com
Real Simple	1,975,000	12	Women's Lifestyle		RealSimple.com
Cooking Light	1,775,000	11	Epicurean		MyRecipes.com CookingLight.com
Entertainment Weekly	1,725,000	44	Entertainment		EW.com
Money	1,700,000	11	Personal Finance		Money.com
InStyle	1,700,000	13	Women's Fashion		InStyle.com
All You	1,550,000	12	Women's Service		AllYou.com
Golf	1,400,000	12	Sports: Golf		Golf.com
Health	1,350,000	10	Women's Health & Fitness		Health.com
Sunset	1,250,000	12	Regional		Sunset.com
Essence	1,050,000	12	African American		Essence.com
What’s On TV (U.K.)	1,035,779	51	Entertainment		WhatsOnTV.co.uk
This Old House	950,000	10	Shelter		ThisOldHouse.com
Travel + Leisure	950,000	12	Travel		TravelandLeisure.com
Food & Wine	925,000	12	Epicurean		FoodandWine.com
Fortune	830,000	18	Business: Corporate	Fortune (Europe) Fortune (Asia)	Fortune.com
__________________________

(a)	Circulation level guaranteed to advertisers for regular issue U.S. magazines in 2014 or ABC reported first-half 2014 circulation for U.K. magazines, as applicable.

(b)	Number of physical issues, including regularly published special issues, delivered to subscribers in 2014.

People magazine is currently our largest print magazine title, generating almost 18% of our revenues in 2014. We publish special annual issues for certain of our magazine titles, including the Sports Illustrated Swimsuit issue, the Fortune 500 list of the largest U.S. corporations, the People World's Most Beautiful Woman issue and the Time Person of the Year issue. Popular events associated with our magazine brands include the Fortune Conferences and the Essence Festival. Video extensions of our brands include the This Old House television program, TV specials for People and other brands and numerous digital video productions.
For a discussion of certain business dispositions and an acquisition we completed in 2014, see Note 3, "Dispositions and Acquisitions," to our consolidated and combined financial statements included in this annual report on Form 10-K.
The Separation
On March 6, 2013, Time Warner Inc. ("Time Warner") announced plans for the complete legal and structural separation of its magazine publishing and related business from Time Warner (the "Spin-Off"). On June 6, 2014 (the "Distribution Date"), the Spin-Off was completed by way of a pro rata dividend of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014 based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held (the "Distribution"). Following the Spin-Off, Time Warner stockholders became the owners of 100% of the outstanding shares of common stock of Time Inc. and Time Inc. began operating as an independent, publicly-traded company with its common stock trading on The New York Stock Exchange ("NYSE") under the symbol "TIME". In connection with the Spin-Off, we and Time Warner entered into the Separation and Distribution Agreement dated June 4, 2014 (the "Separation and Distribution Agreement") and certain other related agreements which govern our relationship with Time Warner following the Spin-Off. (See Note 17, "Relationship Between Time Inc. and Time Warner After the Spin-Off," to our consolidated and combined financial statements included in this annual report on Form 10-K.)
Our Strategy
Strengthening our core business
We are committed to strengthening our core business. Our goals are to protect the margins and cash flows of our business, to reallocate resources to more effectively serve our audiences and advertisers, to leverage our extensive data and consumer insights and to continually deepen our consumer connections. Our management team is focused on strengthening our core business through the following initiatives:

•
Consumer connection. We believe there are opportunities to serve our audiences across multi-media platforms, and with alternative approaches to content creation, including mobile, video, advertiser-sponsored content, social media and optimization for searches. For example, in December 2014, our U.S. multi-platform unique visitors increased by 32% year-over-year to 97.8 million (excluding our CNNMoney.com collaborative arrangement with a subsidiary of Time Warner, which was terminated in the second quarter of 2014). Our unique visitors exclusively from mobile devices increased 92.5% year-over-year to 51.4 million. Additionally, Time Inc.’s total worldwide social media audience as of December 2014 was 132 million, including 59 million Facebook likes and 38.9 million Twitter followers. During 2014, we grew our user-initiated video streams to 322 million, excluding CNNMoney.com. We were also awarded an Emmy for sports programming and an Edward R. Murrow award for news documentary.

•
Advertising sales effectiveness. Our long-standing relationships with advertisers are a key competitive advantage. We are expanding our corporate sales efforts in order to leverage the collective strength of Time Inc. This new approach moves us toward selling Time Inc. as a single premium media network. For example, our new Time Inc. Native Studio provides custom solutions to our advertising partners, and collaborates with our editorial function to integrate marketing across our brand portfolio.

•
Consumer pricing and targeting. We believe there are opportunities to more effectively optimize subscription offers, newsstand pricing and other consumer targeting and pay strategies across our organization. For example, we are pursuing data initiatives to personalize the audience experience by more effectively targeting consumers at all stages of the marketing life cycle. We are planning to leverage enhanced data analytics and processes as we test paid content strategies for our digital properties to enable us to turn anonymous visitors into known users and known users into paid customers.

•
Cost transformation. In 2014, we incurred charges of $192 million associated with company-wide restructuring plans intended to streamline our organizational structure, to drive operational efficiencies and to create the appropriate infrastructure to support our long-range plan. Also, we announced the move of our corporate headquarters and other real estate consolidations, which are expected to drive meaningful ongoing cost savings. We anticipate additional headcount and efficiency measures in the future including global sourcing of personnel, streamlining the editorial process, centralized procurement, and further elimination of duplication across brands.

•
Technology platform. We see opportunities to streamline our technology infrastructure, and eliminate outdated and redundant systems. We have been shifting our engineering teams to focus on digital media, especially mobile and video. We are investing to ensure that we are aligned with the evolving needs of consumers and advertisers, that we are providing product development agility to our creative teams and that our technology supports innovation and accountability.

Extending our brands, content and audiences into new revenue streams
We believe there are significant opportunities to extend our products and services to enhance the value of our consumer offerings and provide powerful programs to our advertisers; and we are investing in selected growth initiatives. In particular, we see potential in the following categories:

•
Leveraging audience scale across platforms. We intend to continue to invest in digital media including mobile and video as well as extensions of our brands across social media. For example, in 2015, we will bring together our fashion and beauty assets into a single content, services and commerce platform with InStyle as the cornerstone brand.

•
New consumer products and services. We believe there are opportunities to further extend our brands and marketing scale beyond our existing footprint of print and digital magazines, websites, books and bookazines and clubs. This could include the direct sale or licensing of consumer products and services. For example, Real Simple began selling home products through retailer Bed Bath and Beyond in 2010 and is now among the retailer's top selling private label brands.

•
Data collection and targeting. We believe there are opportunities to leverage our extensive data and consumer insights and to enhance data services to marketers and advertisers. In 2015, we will be kicking off two major initiatives to move Time Inc. toward becoming a more data-driven organization. We will be investing in customer relationship management technologies and data science teams, and testing metered paid-content technologies across many of our titles.

•
Live events and conferences. We believe there are opportunities to continue to expand our live events and tent-pole franchises. For example, in 2014 the Essence Festival celebrated its 20th year and hosted over 550,000 attendees, making it one of the largest live consumer events in the United States. Additionally, Fortune’s 2014 Most Powerful Women Conference gathered 400 of the world’s most prominent women leaders who paid to attend this invitation-only event. The franchise is expanding with international events, and a new digital content channel on Fortune.com.

•	Business-to-business (B2B) services. We believe there are opportunities to expand offerings of our ancillary services that offer end-to-end fulfillment and direct marketing expertise.
Actively managing our portfolio of titles, brands and assets
We intend to continue to evaluate our portfolio for opportunities to make internal investments, pursue strategic partnerships, close or divest titles, brands or operations where necessary, launch new titles, brands or operations and evaluate acquisition opportunities when they arise. As the largest magazine publisher in the United States, we believe there are opportunities to continue to utilize our scale to drive efficiencies from the integration of print and related media acquisitions.

Disciplined capital allocation
Our business has relatively low capital expenditure requirements, and consequently generates substantial cash flows. We are committed to a disciplined approach to evaluating acquisitions and internal investments, capital structure optimization and return of capital.
How We Generate Revenues
The sale of advertising, primarily from our print magazines, generates approximately half of our total revenues. Circulation (or the sale of magazines to consumers) generates approximately one-third of our total revenues. The balance of our total revenues is generated by our other operations related to magazine publishing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated and Combined Results of Operations." A significant majority of our revenues are generated in the United States. See Note 20, "Segment Information," to our consolidated and combined financial statements included in this annual report on Form 10-K for certain financial information by geographic area.
Advertising Sales
We derive approximately half our revenues from the sale of advertising, primarily from our print magazines and with a smaller amount from our websites and marketing services. In 2014, our U.S. magazines accounted for 24.6% of the total U.S. advertising revenues generated across the industry by consumer magazines, excluding newspaper supplements. Our U.S. magazines accounted for 23.7% and 23.0% of such total industry revenues in 2013 and 2012, respectively.  These figures include titles acquired from, and/or managed by us on behalf of, American Express. In 2014, People, Sports Illustrated and InStyle were ranked 1, 3 and 4, respectively, among all U.S. magazines in U.S. advertising revenues, and we had seven of the top 25 magazines based on the same measure. We have generated significant digital advertising growth and we continue to invest in technology that will allow us to more effectively manage the delivery of content to our audience. Advertising in our print and tablet editions and on our websites is predominantly consumer advertising, including beauty, food, fashion and retail, pharmaceutical, financial, media, travel, auto, technology and home. We have a diverse pool of advertisers, and no single advertising category accounted for more than 15% of our aggregate domestic advertising revenues in 2014. None of our advertising clients accounted for more than 5% of our aggregate domestic advertising revenues in 2014.
We conduct our advertising sales through a combination of corporate and brand sales and marketing teams that sell advertising across media platforms. These teams handle our relationships with our largest corporate accounts and agencies, as well as relationships with smaller agencies and direct sales to clients. We also offer our advertisers a broad range of analytics and research services, including consumer insights, audience measurement and accountability reporting.
The rates at which we sell print advertising depend on each magazine's rate base, which is the circulation of the magazine that we guarantee to our advertisers, as well as our audience size. If we are not able to meet our committed rate base, the price paid by advertisers is generally subject to downward adjustments, including in the form of future credits or discounts. Our published rates for each of our magazines are subject to negotiation with each of our advertisers.
Circulation
Circulation generates approximately one-third of our total revenues. Circulation is an important component in determining our advertising revenues because advertising rates depend on circulation and audience. Most of our U.S. magazines are sold primarily by subscription and delivered to subscribers through the mail. For the six months ended December 31, 2014, we had an average of approximately 30 million active subscriptions worldwide. Most of our international magazines are sold primarily at newsstands and other retail locations. Subscriptions are sold primarily through direct mail, subscription sales agents, marketing agreements with other companies, our owned websites, online advertising and email solicitations, and insert cards in our magazines and other publications. Additionally, digital-only subscriptions and single-copy digital issues of our magazines are sold or distributed through various app stores and other digital storefronts across multiple platforms, including through a commercial arrangement with Next Issue Media ("NIM"), an all-you-can-eat digital subscription service in which we have a minority interest. NIM announced a $50 million investment by investment firm KKR in December 2014 intended to support further development of NIM's digital magazine platform. We also sell bundled subscriptions that combine print delivery with cross-platform digital access. In 2014, subscription sales generated approximately two-thirds of our total circulation revenues, while sales at newsstands and other retail outlets accounted for the remainder.
Subscription Sales and Fulfillment
Our consumer marketing efforts include centralized direct-to-consumer marketing services for our titles, including customer acquisition and retention, consumer research, financial analysis and other ancillary services by employing a variety of advertising and marketing strategies. These include targeted direct mail, email, digital and social media solicitation campaigns conducted using consumer information drawn from our internal marketing databases or leased or purchased from third parties. Overall brand marketing activities are also conducted for our titles via other print, television, online and social media. Other consumer marketing functions include fulfillment, customer service and database management services, including order and payment processing and call-center support. We also provide fulfillment and related services for certain other publishers’ magazines.
Newsstand Sales
Newsstand sales include sales through traditional newsstands as well as supermarkets, convenience stores, pharmacies and other retail outlets. Through our retail distribution operations, we market and arrange for the distribution of our magazines and certain other publishers’ magazines to retailers through third-party wholesalers.
Our retail distribution operations, Time Inc. Retail (“TIR”) and Marketforce (UK) Ltd. ("Marketforce"), provide services relating to wholesale and retail distribution, billing and marketing. Under arrangements with TIR and Marketforce, third-party wholesalers purchase our magazines and the magazines of our publisher clients, and those wholesalers sell and deliver copies of those magazines to individual retailers. TIR and Marketforce are paid by the wholesalers for magazines they purchase, less credit for returns of unsold magazines. TIR and Marketforce generally advance funds to our publisher clients based on anticipated sales. Under the contractual arrangements with our publisher clients, in the United States our publisher clients generally bear the risk of loss for non-payment of any amounts due from wholesalers with respect to their magazines, while in the United Kingdom we generally bear this risk. TIR and Marketforce also administer payments from our publisher clients to retailers for promotional allowances, including for the placement of magazines at retail locations.
Newsstand sales are highly sensitive to cover selection, retail placement and other factors. Our retail distribution operations coordinate with our consumer marketing, fulfillment and content creation groups to implement retail marketing plans and analyze expected demand for individual issues of our magazine titles.
We rely on wholesalers for retail distribution of our magazines. A small number of wholesalers are responsible for a substantial percentage of the wholesale magazine distribution business. In the United States, declines in magazine sales at newsstands and other retail outlets have increased the financial instability of magazine wholesalers. Several of our smaller wholesalers ceased operations in early 2014. In May 2014, we informed the then second-largest wholesaler of our publications (the “Discontinued Wholesaler”) that effective immediately we would discontinue sales of publications to that wholesaler. The Discontinued Wholesaler distributed publications primarily through U.S. retail outlets and our sales to this wholesaler represented approximately 2% of our total 2013 revenues. This action was taken after the Discontinued Wholesaler’s failure to pay amounts due to us and after discussions with the Discontinued Wholesaler. The Discontinued Wholesaler filed for protection under Chapter 11 of the U.S. Bankruptcy Code on June 23, 2014. Additionally, we amended the terms of our existing agreements with the largest wholesaler of our publications (the “Selected Wholesaler”) to expand the retail locations serviced by the Selected Wholesaler to include the vast majority of those that had been serviced by the Discontinued Wholesaler prior to the discontinuation. The change in distribution arrangements did not have a material impact on the distribution of our magazines. Our amended agreement with the Selected Wholesaler extends through May 2019. For more information relating to the Discontinued Wholesaler, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Overview—Key Developments in 2014—Wholesaler Transition." See also Item 1A, “Risk Factors—Risks Relating to Our Business—We could face increased costs and business disruption from instability in our wholesaler distribution channels.”

We believe the action we took has improved the strength and stability of our retail distribution network. However, we will continue to closely monitor industry-wide trends and the implications they may have on our relationships with our wholesalers.
Related Operations
We have a number of other operations related to publishing. Our subsidiary, Synapse Group, Inc. (“Synapse”), is a leading marketer of magazine subscriptions in the United States. Synapse sells subscriptions to our magazines and those of other magazine publishers principally through marketing relationships with brick and mortar retailers, websites, airline frequent flier programs and customer service and direct response call centers. Synapse also markets subscriptions for other products and services. For example, in November 2014, Synapse launched a subscription program for Coffees of the World products.
We also publish branded books, including soft-cover “bookazines,” through Time Home Entertainment Inc. These are distributed through magazine-style “check-out pockets” at retail outlets and traditional trade book channels. We publish books on a diverse range of topics aligned with our brands, including special commemorative and biographical books. We also publish books under various licensed third-party brands and a number of original titles. Under our Oxmoor House imprint, we also publish a variety of home, cooking and health books under our lifestyle-oriented brands as well as under licensed third-party brands.
As of December 31, 2014, we licensed 50 editions of our magazines, including the use of our trademarks and certain copyrighted content, for print or digital publication to publishers in over 25 countries. We also license to third parties the rights to our various brands and properties, including editions of our magazines and the use of our trademarks, individual articles, photos and other copyrighted content.
Through Time Inc. Content Solutions, we provide content marketing services to clients across a broad range of industries. These services include using our content creation expertise to develop content marketing programs across multiple platforms that enable clients to engage consumers and build long-term relationships with existing customers. Additionally, through MNI Targeted Media Inc., we provide clients with a single point of contact for a range of targeted print and digital advertising programs. We offer these clients customized geographic and demographic-targeted advertising programs in over 40 top U.S. magazines, including our own magazines and those of other leading magazine publishers. We also offer targeted digital advertising programs designed to complement our customized print advertising programs, including advertising on local media websites and geographically-targeted national sites. In addition, we offer “cover wraps” and other add-ons to magazines, allowing advertisers to distribute direct marketing messages to specific locations such as medical offices.
Production
Our paper procurement and printing functions are centrally managed across all our U.S. and U.K. magazines. This allows us to obtain volume discounts with our third-party suppliers and to achieve other efficiencies in our production operations. The final imaging and layout stage of our editorial production process is also centralized across all of our U.S. magazines, facilitating the adaptation of our magazines from print to digital form.
Coated and uncoated papers of various grades and weights are the principal raw materials used in the production of our magazines. A variety of factors affect paper prices and availability, including demand, capacity, raw material and energy costs and general economic conditions. Our current paper supply arrangements are based on an annual request-for-proposal process establishing a non-binding pricing framework for the year. Price and volume adjustments are negotiated from time to time under this pricing framework, typically on a quarterly basis. We believe we will continue to have access to an adequate supply of paper for our future needs. Should disruptions affect our current suppliers, alternative sources of paper are generally available at competitive prices.
Printing is a significant component in the production of our print magazines. Effective January 2014, we consolidated the bulk of our U.S. printing under multi-year contracts with a single printer. We also consolidated the bulk of our U.K. printing with a single printer effective July 2014.

Subscription copies of our U.S. magazines are delivered through the United States Postal Service ("USPS") as periodicals mail. We coordinate with our printers and local USPS distribution centers to achieve efficiencies in our production and distribution processes and to minimize mail processing costs and delays. However, we are subject to postal rate increases that affect delivery costs associated with our magazines, as well as our promotional and billing mailings. In January 2015, the USPS applied to the Postal Regulation Commission to increase rates by approximately 2% for all classes of mail effective April 2015. Increases in postal rates are factored into our pricing strategies and operating plans. However, there can be unexpected increases in postal rates or other delivery charges. See Item 1A, “Risk Factors—Risks Relating to Our Business—Our results of operations could be adversely affected as a result of additional increases in postal rates, and our business and results of operations could be negatively affected by postal service changes.”
Competition
We compete with other magazine publishers for market share and for the time and attention of consumers of print magazine content. We also compete with digital publishers and other forms of media, including websites, tablet editions, social media and mobile apps. In addition, we compete to some extent with national newspapers.
Competition among print magazine and digital publishers for advertising is primarily based on the circulation and readership of magazines and the number of visitors to websites, respectively, the demographics of customer bases, advertising rates, the effectiveness of advertising sales teams and the results observed by advertisers. The shift in preference of some consumers from print media to digital media, as well as growing consumer engagement with digital media, such as online and mobile social networking, have introduced significant new competition for advertising.
Competition among print magazine publishers for magazine readership is primarily based on brand perception, magazine content, quality and price. Competition for subscription-based readership is also based on subscriber acquisition and retention, and competition for newsstand-based readership is also based on magazine cover selection and the placement and display of magazines in retail outlets. Technological advances and the growing popularity of digitally-delivered content and mobile consumer devices, such as smartphones and tablets, have introduced significant new competition for circulation in the form of readily available free or low-priced digital content.
Our magazine publishing and website operations compete with numerous other magazine and website publishers and other media for circulation and audience and for advertising directed at the general public and at more focused demographic groups. The use of digital devices as distribution platforms for content has lowered the barriers to entry for launching digital products that compete with our business. See Item 1A, "Risk Factors—Risks Relating to Our Business—We face significant competition from other magazine publishers and new forms of media, including digital media, which we expect will continue, and as a result we may not be able to maintain or improve our operating results.” Nonetheless, we believe that our quality brands, reputation, scale and integrated publishing operations provide us with significant competitive advantages.
Intellectual Property
We are a leading creator, owner and distributor of intellectual property. Our intellectual property assets include:

•	trademarks in product and service names and logos, including our key brands and trade names, such as “People,” “Sports Illustrated,” “InStyle,” “Time,” “Fortune” and "Travel + Leisure;"

•	copyrights in magazines, software, books and mobile apps, as well as in text and photos created or commissioned by us as “works made for hire”;

•	domain names;

•	licenses of intellectual property rights, including rights to many of the photos appearing in our magazines and other third-party content appearing in our products; and

•	patents for inventions related to our products, business methods and/or services (although none of our patents are material to our business).

We derive value and revenues from these intellectual property assets through a range of business activities, including the sale or distribution of print magazines, tablet editions and books, the distribution of mobile apps and the operation of websites. We also derive revenues related to our intellectual property through advertising in our print magazines, tablet editions, events and conferences, websites and mobile apps and from various types of other licensing activities, including licensing and syndication of our trademarks and copyrights in the United States and internationally.
Our intellectual property assets are, collectively, among our most valuable assets and are important to our continued success and our competitive position. To protect our intellectual property assets, we rely on a combination of copyright, trademark, unfair competition, patent and trade secret laws and contractual provisions. The duration of the protection afforded to our intellectual property depends on the type of property in question and the laws and regulations of the relevant jurisdiction. In the case of licenses, our intellectual property rights also depend on contractual provisions. With respect to our trademarks and trade names, trademark laws and rights are generally territorial in scope and limited to those countries where a mark has been registered or protected. While trademark registrations may generally be maintained in effect for as long as the mark is in use in the respective jurisdictions, there may be occasions where a mark or title is not registrable or protectable and may be barred from use in a particular country for either substantive or technical reasons. Even if registration for a mark has been obtained, a trademark registration may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. With respect to our copyrights, the usual copyright term for authored works in the United States is the life of the author plus 70 years, and for “works made for hire,” the copyright term is the shorter of 95 years from the first publication or 120 years from creation. With respect to our patents, patent laws and rights are generally territorial in scope and limited to those countries where a patent has been obtained. In the United States, in general, for patents based on applications filed after June 8, 1995, patents are valid until the later of 17 years from the date of issue or 20 years from the date of the earliest filed application in its chain of parentage.  In some instances, where appropriate, we may choose not to seek patent protection for a developed technology and instead undertake measures to protect such technology as a trade secret.  There also may be occasions where a technology is not patentable or protectable under the laws of a particular jurisdiction, or barred from use in a particular country for either substantive or technical reasons. Even where a patent has been obtained, it may be subject to invalidation based on statutory interpretation or third-party challenges, or on other grounds.
We actively protect, police and enforce our proprietary rights in our intellectual property based on our legal and business judgment under the circumstances. Our license agreements and other third-party user agreements contain provisions regarding the proper use and protection of our content and trademarks. With respect to trademarks, we seek registration for our marks, as appropriate, in countries where our use of the mark may be planned or anticipated or where registration is otherwise warranted. We police our trademark rights through certain third-party vendors and in-house trademark watching mechanisms, and, where appropriate, we challenge third-party uses of trademarks, or applications to register trademarks, of which we become aware. Where necessary, we take appropriate legal action against such uses based on our legal and business judgment. We also engage in online enforcement of our brands and challenge domain name registrations and uses that we deem to undermine or conflict with our trademark rights. The Internet Corporation for Assigned Names and Numbers (ICANN) has recently begun to expand the supply of domain names on the Internet and has so far designated more than 400 new generic Top Level Domains (i.e., the characters that appear to the right of the period in domain names, such as .com, .net and .org) ("gTLDs"), with approximately 1,300 new gTLDs in total expected to be introduced over the next two to three years, which could significantly change the structure of the Internet and make it significantly more expensive for us to protect our intellectual property on the Internet. Policing unauthorized use of our products, content and related intellectual property is often difficult, and the steps taken may not in every case prevent infringement by unauthorized third parties of our intellectual property rights.
Outside the United States, laws and regulations relating to intellectual property protection and the effective enforcement of these laws and regulations vary greatly from country to country. Judicial, legislative and administrative developments are taking place in certain jurisdictions that may have the impact of limiting the ability of rights holders to exploit and enforce certain of their exclusive intellectual property rights outside the United States.

Regulatory Matters
Our business is subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities as well as the laws and regulations of international countries and bodies such as the European Union (the “EU”), and these laws and regulations are subject to change. The following descriptions of significant U.S. federal, state, local and international laws, regulations, regulatory agency inquiries, rulemaking proceedings and other developments are not intended to substitute for the full texts of the respective laws, regulations, inquiries, rulemaking proceedings and other related materials.
Regulation Relating to Data Privacy, Data Security and Cybersecurity
Our business is subject to existing laws and regulations governing data privacy, data security and cybersecurity in the United States and internationally. For example, in the United States, we are subject to: (1) the Children’s Online Privacy Protection Act (“COPPA”), which affects certain of our websites, mobile apps and other online business activities and restricts the collection, maintenance and use of persistent identifiers (such as IP addresses or device serial numbers), location information, images, recordings and other personal information regarding children; (2) the Privacy and Security Rules under the Health Insurance Portability and Accountability Act, which imposes privacy and security requirements on our health plans for employees and on service providers under those plans; (3) state statutes requiring notice to individuals when a data breach results in the release of personally identifiable information; and (4) privacy and security rules imposed by the payment card industry, as well as other regulations designed to protect against identity theft and fraud in connection with the collection of credit and debit card payments from consumers.
Moreover, new laws and regulations have been adopted or are being considered in the United States and internationally that could affect how we collect, use and protect data. In the United States, for example, at the end of 2014, Congress passed four bills related to cybersecurity. While these bills are somewhat limited, they show a growing willingness by Congress to address cybersecurity and privacy-related issues.
Further, President Obama highlighted several new legislative initiatives related to cybersecurity and data privacy in his State of the Union address on January 20, 2015. President Obama stated that he will introduce a legislative proposal called the “Personal Data Notification and Protection Act” that calls for a single national data breach notification law. Among other things, this law would require companies to notify their customers within thirty days of a data breach incident. Further, President Obama stated that he intends to introduce the Consumer Privacy Bill of Rights in 2015, which will be a comprehensive policy generally related to what data may be collected from people and how that data may be used. Additionally, President Obama stated that he will introduce another proposal that would encourage companies in the private sector to more readily share cybersecurity and cyber threat information with the government, including the Department of Homeland Security’s National Cybersecurity and Communications Integration Center, in order to improve how companies and the government respond to cybersecurity incidents and threats.
Since 2002, the Federal Trade Commission (the "FTC") has brought over 50 cases citing companies for failure to either design or implement an appropriately comprehensive privacy or data security program. In October 2014, the Federal Communications Commission (“FCC”) assessed a $10 million fine on two telecommunication companies for failing to adequately safeguard customers’ personal information. This was the FCC’s first data security case and highlights the fact that regulatory activities and enforcement related to data privacy and security are increasingly coming from areas of government and agencies that were previously not involved in the privacy area. Other governmental and regulatory activities in the privacy and data security area could include changes to the Department of Commerce’s Safe Harbor program, which offers a framework for companies to import personal information from the EU in compliance with the European Data Protection Directive (95/46/EC), as well as the potential for new or expanded laws and regulations regarding information security, online and behavioral advertising, geolocation tracking, cloud computing and data collection, sharing and use. To the extent any of these developments results in the adoption of new laws or regulations or increased enforcement, it could increase our compliance costs.
Many state legislatures have also adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. For example, laws in 47 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. Recently, states have been broadening those notification laws and increasing the requirements of companies who suffer a data breach. For example, in July 2014 a newly revised Florida data breach notification statute took effect. This law was revised in order to broaden the definition of “personal information” to include a notification timeframe of thirty days, and to require notification to Florida’s Department of Legal Affairs. In August 2014, California state legislators passed an amendment to its data breach notification bill that would expand the scope of the existing law to include entities that “maintain” personal information about California residents, not just those entities that “own” or “license” personal information about California residents. Further, the California amendment would require notifying entities that are the source of the data beach to provide identity theft protection services for at least twelve months to affected individuals, which increases compliance costs for companies that suffer a data breach that includes California residents.
Foreign governments are also focusing on similar data privacy and security concerns. For example, a 2012 report by the European Commission proposed a comprehensive review of privacy protection in the EU. The regulation proposed in the report includes rules that broaden the definition of personal data, strengthen the rights of data subjects, enhance penalties for non-compliance and continue to restrict the transfer of personal data to countries outside the EU. The proposed regulation would also limit what would be considered valid consent on behalf of an individual, introduce an expanded right of individuals to have their data deleted at their request and substantially increase the enforcement powers of the European Commission. As of February 2015, the proposed regulation is still under discussion, and there has been no indication that a final version of the regulation is forthcoming in the immediate future. However, the proposed regulation, if enacted, could adversely affect our operations in the EU and our websites that are accessed by EU residents. Additionally, on May 13, 2014, the European Court of Justice ruled in the Google Spain S.L. and Google Inc. v. Agencia Española de Protección de Datos case that, under certain conditions, individuals have a “right to be forgotten” and search engines must remove certain personal information regarding that individual from its search results. This case highlights the fact that individuals are increasingly being given stronger data privacy rights under EU law. Further, the operation of our websites is subject to the EU Cookie Directive (2009/136/EC), which amends the E-Privacy Directive (2002/58/EC), and the U.K. Privacy and Electronic Communications Regulations. These laws, and similar laws throughout the EU, may require websites (including sites outside the EU) to obtain consent before setting cookies on the computers of users from EU member states.
Marketing Regulation
Our U.S. magazine subscription, direct marketing and advertising sales activities are subject to regulation by the FTC and each of the states under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain marketing activities are also subject to specific state and federal statutes and rules, such as the Telephone Consumer Protection Act, COPPA, the Gramm-Leach-Bliley Act (relating to financial privacy), the Electronic Fund Transfer Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN SPAM), the FTC Mail or Telephone Order Merchandise Rule and the Restore Online Shoppers’ Confidence Act. The FTC has also published a number of proposed rules, which, if enacted, could have an adverse impact on our marketing and subscription activities. For example, in 2009, the FTC proposed a rule that would regulate consumer offers that include a trial period (for free or at a reduced cost) for a specified period after which consumers would continue to receive products at a specified price until the offer is canceled. The rulemaking proceeding is still pending. The FTC also publishes guidelines from time to time that generally explain how to make disclosures in connection with various direct marketing and advertising activities to avoid unfair or deceptive acts or practices. For example, the FTC has conducted public workshops and may issue guidelines addressing the use of native advertising by publishers that could affect our use of such advertising. We also regularly receive and resolve routine inquiries from state Attorneys General. Further, we are subject to agreements with state Attorneys General addressing some of our marketing activities, such as magazine subscription renewals. Since we entered into those agreements, many states have adopted regulations addressing the marketing activities that are the subject of our agreements with the state Attorneys General. For example, in 2010, California enacted a law requiring specific disclosures in automatic renewal offers similar to those required under our agreements with state Attorneys General. Other federal and state statutes and rules also regulate conduct in areas such as telemarketing.
In connection with our magazine subscription and marketing activities outside the United States, we are subject to local laws and regulations relating to consumer protection and electronic marketing, especially across Europe and the Asia Pacific region and in Canada. In the United Kingdom, these laws and regulations include the Data Protection Act of 1998, the European Data Protection Directive (95/46/EC), the E-Privacy Directive (2002/58/EC), the EC Unfair

Commercial Practices Directive (2005/29/EC) and the EC Distance Selling Directive (97/7/EC). In addition, there are various international codes, directives, laws and regulations relating to the nature of content and advertising, including content restriction laws and consumer protection laws (such as laws relating to political advertisements, laws relating to electronic commerce and the marketing of pharmaceutical and tobacco products and alcoholic beverages).
Postal Regulation
Our U.S. magazine subscription, direct marketing and book publishing businesses are affected by laws and regulations relating to the USPS. The USPS is subject to statutorily-mandated prefunding of retiree health benefit payments, but its financial condition has continued to decline, resulting in defaults in 2012 and 2013 on the prefunding of future payments to retirees and likely future defaults on such prefunding payments that will be due under current law. As a result, members of Congress are considering the need for reform legislation. If postal reform legislation is enacted, it could result in, among other things, increases in postal rates, local post office closures and the elimination of Saturday mail delivery. The elimination of current protections against significant and unpredictable rate increases or other changes to the USPS as a result of the enactment of postal reform legislation could have an adverse effect on our businesses. For more information, see Item 1A, "Risk Factors—Risks Relating to Our Business—Our results of operations could be adversely affected as a result of additional increases in postal rates, and our business and results of operations could be negatively affected by postal service changes."
Employees
As of December 31, 2014, we had approximately 7,000 employees, of whom approximately 4,800 were located in the United States, approximately 1,600 were located in the United Kingdom, approximately 400 were located in India and approximately 200 were located in various other locations throughout Europe and Asia.
Our 2010-2013 collective bargaining agreement with the Newspaper Guild ("Guild"), covering approximately 200 print editorial employees and approximately 50 temporary workers (as of December 31, 2014) at Time, Fortune, People, Sports Illustrated and Money, expired on August 27, 2014 after several extensions. On September 19, 2014, we advised the Guild that the parties were at an impasse, which has continued, despite subsequent meetings, to the date of this annual report on Form 10-K. On November 20, 2014, we exercised our rights under applicable labor laws and implemented certain terms of our last, best and final offer. The Guild and we have each filed unfair labor practice charges with the National Labor Relations Board regarding the conduct of the negotiations.  Among other things, the Guild is challenging our declaration of an impasse and our right to implement terms and conditions.  Additionally, the Guild filed a unit clarification petition seeking to absorb into the unit certain employees who work for the digital publications of the covered brands of our portfolio. There is no set timeline for resolving these charges and we cannot predict their outcome. In our international operations, we have various arrangements with our employees that we believe to be customary for multinational corporations. We have had no strike or work stoppage during the year. We believe our current relationships with our employees are generally good.
Available Information and Website

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to such reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website at www.timeinc.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. We are providing the address to our website solely for the information of investors. We do not intend the address to be an active link or to incorporate any information included on or accessible through the website into this report.
Seasonality
Our quarterly performance typically experiences moderate seasonal fluctuations. Advertising revenues from our magazines and websites are typically higher in the fourth quarter of the year due to higher consumer spending activity and corresponding higher advertiser demand to reach our audiences during this period.

Executive Officers of the Company
The following sets forth certain information concerning our executive officers.
Mr. Joseph A. Ripp

Mr. Ripp, age 63, has served as our Chief Executive Officer since September 2013, Director since November 2013 and Chairman since April 2014. Prior to that, Mr. Ripp served as Chief Executive Officer of OneSource Information Services, Inc., a leading provider of online business information and sales intelligence solutions, beginning shortly after the 2012 acquisition of OneSource by Cannondale Investments, Inc., a joint venture formed in 2010 between Mr. Ripp and GTCR, a leading private equity firm. Mr. Ripp served as Chief Executive Officer of Cannondale from 2010 to 2012. From 2008 to 2010, Mr. Ripp served as Chairman of Journal Register Company (now known as 21st Century Media). Prior to that, Mr. Ripp served as President and Chief Operating Officer of Dendrite International Inc., a leading provider of sales, marketing, clinical and compliance solutions for the global pharmaceutical industry. Mr. Ripp began his media career at Time Inc. in 1985 and held several executive level positions at Time Inc. and Time Warner, including Senior Vice President, Chief Financial Officer and Treasurer of Time Inc. from 1993 to 1999, Executive Vice President and Chief Financial Officer of Time Warner from 1999 to January 2001, Executive Vice President and Chief Financial Officer of America Online from January 2001 to 2002 and Vice Chairman of America Online from 2002 to 2004.

Mr. Jeffrey J. Bairstow
Mr. Bairstow, age 56, has served as our Executive Vice President and Chief Financial Officer since September 2013; prior to that, Mr. Bairstow served as President of Digital First Media, a management company specializing in the publication of local newspapers and other multi-platform products whose properties include MediaNews Group, 21st Century Media (formerly Journal Register Company) and Digital First Ventures. Before the formation of Digital First Media and his appointment as President in 2011, Mr. Bairstow served as Chief Financial Officer of Journal Register Company from March 2010. From June 2007 to September 2008, Mr. Bairstow served as Executive Vice President and Chief Financial Officer of CCBR-Synarc, Inc., a clinical trials and imaging entity, where he also served as President of its Global Imaging Division. Prior to that, Mr. Bairstow served as Executive Vice President and Chief Financial Officer of Dendrite International Inc. from 2005 to 2007, as Chief Operating Officer of RelayHealth Corporation from 2004 to 2005 and as Chief Financial Officer of Vitria Technology from 2003 to 2004. Earlier, Mr. Bairstow held several executive positions with Health Net Inc. from 1997 to 2002, including President of the Government and Specialty Services Division from 1999 to 2002.
Ms. Lynne Biggar
Ms. Biggar, age 52, has served as our Executive Vice President, Consumer Marketing & Revenue since November 2013; prior to that, Ms. Biggar served as Executive Vice President & General Manager of International Card Products and Experiences for American Express beginning in January 2012. From August 2009 to January 2012, Ms. Biggar served as Executive Vice President & General Manager of the Membership Rewards and Strategic Card Services group at American Express. Prior to that, Ms. Biggar led American Express’s consumer travel business from January 2005 to July 2009. Before joining American Express in 1992, Ms. Biggar held various positions in international strategy and marketing.
Mr. Colin Bodell
Mr. Bodell, age 53, has served as our Executive Vice President and Chief Technology Officer since January 2014; prior to that, Mr. Bodell served as Vice President of Amazon’s digital store platform from March 2013, with responsibility for the Kindle book, periodical and magazine store as well as technology that supports Amazon’s digital content across multiple platforms. Mr. Bodell joined Amazon in 2006 and from that time until 2013 ran its website application platform group, which provides the platforms, services and tools necessary to support Amazon’s websites around the world. Prior to joining Amazon, Mr. Bodell held senior executive and technology positions at VA Software, Webgain, Intellicorp and Micro Focus. Mr. Bodell is a member of the Board of Trustees of the Anita Borg Institute for Women and Technology.

Mr. Mark Ford
Mr. Ford, age 58, has served as our Executive Vice President, Global Advertising since February 2014; prior to that, Mr. Ford served as Executive Vice President and Group President of our Sports Group from January 2011, having previously served as President of the Time Inc. News & Sports Group (which included Time, Fortune, CNNMoney, Money, Sports Illustrated, Golf and SI Kids) and as President of Sports Illustrated. Mr. Ford joined Time Inc. in 1985 as a divisional sales manager for Time and has since served in a number of executive roles, including President of Time4 Media (a network of 17 enthusiast magazines later sold to Bonnier) and as a key member of the Entertainment Weekly launch team.
Mr. Gregory Giangrande
Mr. Giangrande, age 52, has served as our Executive Vice President and Chief Human Resources Officer since April 2012; prior to that, Mr. Giangrande served as Executive Vice President and Chief Human Resources Officer for Dow Jones & Company/The Wall Street Journal beginning in February 2008. From 1999 to 2008, Mr. Giangrande served as Senior Vice President and Chief Human Resources Officer at HarperCollins publishing group. Earlier, Mr. Giangrande held leadership positions in human resources at Hearst Corporation, Condé Nast and Random House LLC.
Mr. Lawrence A. Jacobs
Mr. Jacobs, age 59, has served as our Executive Vice President, General Counsel and Corporate Secretary since November 2013; prior to that, Mr. Jacobs served as Executive Vice President, Legal & General Counsel of Empire State Development Corporation, New York State’s chief economic development agency, from April 2013. Mr. Jacobs previously served as Senior Executive Vice President and Group General Counsel at News Corporation from 2005 to 2011. Mr. Jacobs joined News Corporation in 1996. Earlier, Mr. Jacobs was a partner at the law firm Squadron Ellenoff Plesent & Sheinfeld.
Mr. Norman Pearlstine
Mr. Pearlstine, age 72, has served as our Executive Vice President and Chief Content Officer since November 2013; prior to that, Mr. Pearlstine served as Chief Content Officer of Bloomberg L.P. from June 2008. He also served as Chairman, Bloomberg Businessweek following the acquisition of BusinessWeek magazine in December 2009 and co-Chairman, Bloomberg Government. From 2006 to 2008, Mr. Pearlstine served as a senior advisor to The Carlyle Group’s telecommunications and media group. Prior to that, Mr. Pearlstine spent nearly four decades working as a reporter and editor. He was Time Inc.’s Editor-In-Chief from 1995 to 2005, and before that he spent 23 years working at The Wall Street Journal, including eight years as Managing Editor and one year as Executive Editor.
Ms. Evelyn Webster
Ms. Webster, age 45, has served as our Executive Vice President since January 2011, with the additional title of Group President, Lifestyle Group prior to the streamlining of our organizational structure in February 2014; prior to that, Ms. Webster served as Chief Executive Officer of Time Inc. UK (formerly IPC Media) from January 2009 to December 2010. Ms. Webster joined Time Inc. UK in 1992 where she served in a number of roles across marketing, digital strategy and new product development. Ms. Webster served as Managing Director of IPC Connect, a division of Time Inc. UK, from 2004 to 2008, and as Managing Director of IPC Inspire from 2003 to 2004.

ITEM 1A. RISK FACTORS
We believe the risks described below are the principal risks that we face. Some of the risks relate to our business; others relate principally to the securities markets and ownership of our common stock. Any of the following risks could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this annual report on Form 10-K. While we believe we have identified and discussed below the material risks affecting our business, there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be material that may adversely affect our business, financial condition and results of operations in the future.
We face significant competition from other magazine publishers and new forms of media, including digital media, which we expect will continue, and as a result we may not be able to maintain or improve our operating results.
We compete principally with other magazine publishers for market share and for the time and attention of consumers of print magazine content. The proliferation of choices available to consumers for information and entertainment has resulted in audience fragmentation and has negatively impacted overall consumer demand for print magazines and intensified competition with other magazine publishers for share of print magazine readership.
We also compete with digital publishers and other forms of media, including websites, tablet editions and mobile apps. The competition we face has intensified as a result of the growing popularity of mobile devices such as smartphones and tablets and the shift in preference of some consumers from print media to digital media for the delivery and consumption of content. These new platforms have reduced the cost of producing and distributing content on a wide scale, allowing new free or low-priced digital content providers to compete with us and other print magazine publishers. The ability of our paid print and digital content to compete successfully with free and low-priced digital content depends on several factors, including our ability to differentiate and distinguish our content from free or low-priced digital content, as well as our ability to increase the value of paid subscriptions to our customers by offering a different, deeper and richer digital experience. If we are unable to distinguish our content from that of our competitors or adapt to new distribution methods, our business, financial condition and results of operations may be adversely affected.
We derive approximately half of our revenues from advertising. The continuing shift in preference of some consumers from print media to digital media, as well as growing consumer engagement with new forms of digital media such as online and social networks, has introduced significant new competition for advertising. The proliferation of new platforms available to advertisers, combined with continuing strong competition from print platforms, has impacted both the amount of advertising we are able to sell as well as the rates advertisers are willing to pay. Our ability to compete successfully for advertising also depends on our ability to drive scale and engaged digital audiences and to prove the value of our advertising and the effectiveness of our print and digital platforms, including the value of advertising adjacent to high quality content, and on our ability to use our brands to continue to offer advertisers unique, multi-platform advertising programs and franchises. If we are unable to demonstrate to advertisers the continuing value of our print and digital platforms or offer advertisers unique advertising programs tied to our brands, our business, financial condition and results of operations may be adversely affected.
We are exposed to risks associated with the current challenging conditions in the magazine publishing industry.
We have experienced declines in our print advertising revenues and circulation revenues due to challenging conditions in the magazine publishing industry. For the years ended December 31, 2014 and 2013, our advertising revenues declined 2% and 1%, respectively, as compared to the preceding year despite our having maintained or gained market share in advertising revenues in each of 2013 and 2014 and our circulation revenues declined 3% and 7%, respectively, as compared to the preceding year. The challenging conditions and our declining revenues may limit our ability to invest in our brands and pursue new business strategies, including acquisitions, and make it more difficult to attract and retain talented employees and management. Moreover, while we have reduced our costs significantly in recent years to address these challenges, we will need to reduce costs further and such reductions are subject to risks. See “—We may experience financial and strategic difficulties and delays or unexpected costs in completing our various restructuring plans and cost-saving initiatives, including not achieving the anticipated savings and benefits of these plans and initiatives.”
Our profits will be affected by our ability to respond to recent and future changes in technology and consumer behavior.
Technology used in the publishing industry continues to evolve rapidly, and advances in that technology have led to alternative methods for the delivery and consumption of content, including via mobile devices such as smartphones and tablets. These technological developments have driven changes in consumer behavior, especially among younger demographics. Shifts to digital platforms present several challenges to our historical business model, which is based on the production and distribution of print magazines. In order to remain successful, we must continue to attract readers and advertisers to our print products while also appropriately adapting our business model to address consumer demand for digital content across a wide variety of devices.
This adaptation poses certain risks. First, advertising models and pricing for tablet editions and other digital platforms may not be as economically attractive to us as in print magazines, and our ability to continue to package print and digital audiences for advertisers could change in the future. Second, it is unclear whether it will be economically feasible for us to grow paid digital circulation to scale. Third, the increasing use of digital-only magazines is shifting how consumers interact with magazines and how readership is measured, which could indirectly adversely affect our advertising revenues. Further, our practice of offering certain content on our websites for free may reduce demand for our paid content.
The transition from print to digital platforms may also reduce the benefit of important economies of scale we have established in our print production and distribution operations. The scale of our print operations has allowed us to support significant vertical integration in our production, consumer marketing and retail distribution operations, among others, as well as to secure attractive terms with our third-party suppliers, all of which have provided us with significant economic and competitive advantages. If the size of our print operations declines, the advantages of the economies of scale in our print operations may decline.
Also, the shift to digital distribution platforms, many of which are controlled by third parties, may lead to pricing restrictions, the loss of distribution control, further loss of a direct relationship with consumers and greater susceptibility to technological problems or failures in third-party systems as compared to our existing print distribution operations. Further, we may be required to incur significant costs as we continue to acquire new expertise and infrastructure to accommodate the shift to digital platforms, including additional consumer software and digital and mobile content development expertise, and we may not be able to economically adapt existing print production and distribution assets to support our digital operations. If we are unable to successfully manage the transition to a greater emphasis on digital platforms, continue to negotiate mutually agreeable arrangements with digital distributors or otherwise respond to changes in technology and consumer behavior, our business, financial condition and results of operations may be adversely affected.
We are exposed to risks associated with weak economic conditions.
We have been adversely affected by weak economic conditions in the recent past and have experienced declines in our advertising and circulation revenues. If these conditions persist or worsen, our business, financial condition and results of operations may continue to be adversely affected. Factors that affect economic conditions include the rate of unemployment, the level of consumer confidence and changes in consumer spending habits. Because magazines are generally discretionary purchases for consumers, our circulation revenues are sensitive to general economic conditions and economic cycles. Certain economic conditions such as general economic downturns, including periods of increased inflation, unemployment levels, tax rates, interest rates, gasoline and other energy prices or declining consumer confidence, negatively impact consumer spending. Reduced consumer spending or a shift in consumer spending patterns away from discretionary items will likely result in reduced demand for our magazines and may also require us to incur increased selling and marketing expenses.
We also face risks associated with the impact of weak economic conditions on third parties with which we do business, such as advertisers, suppliers, wholesale distributors, retailers and other parties. For example, if retailers file for reorganization under bankruptcy laws or otherwise experience negative effects on their businesses due to volatile or weak economic conditions, it could reduce the number of outlets for our magazines, which in turn could reduce the attractiveness of our magazines to advertisers. In addition, any financial instability of the wholesalers that distribute our print magazines to retailers could have various negative effects on us. See “—We could face increased costs and business disruption from instability in our wholesaler distribution channels.”
We derive substantial revenues from the sale of advertising, and a decrease in overall advertising expenditures could lead to a reduction in the amount of advertising that companies are willing to purchase from us and the price at which they purchase it. Expenditures by advertisers tend to be cyclical and have become less predictable in recent years, reflecting domestic and global economic conditions. If the economic prospects of advertisers or current economic conditions worsen, such conditions could alter current or prospective advertisers’ spending priorities. In particular, advertisers in certain industries that are more susceptible to weakness in domestic and global economic conditions, such as beauty, fashion and retail and food, account for a significant portion of our advertising revenues, and weakness in these industries could have a disproportionate negative impact on our advertising revenues. Declines in consumer spending on advertisers’ products due to weak economic conditions could also indirectly negatively impact our advertising revenues, as advertisers may not perceive as much value from advertising if consumers are purchasing fewer of their products or services. Further, in part as a result of the economic crisis of 2008-2010, advertisers are less willing to commit funds upfront to advertising initiatives than in the past. As a result, our advertising revenues are less predictable.

If we are unable to successfully develop and execute our strategic growth initiatives, or if they do not adequately address the challenges or opportunities we face, our business, financial condition and prospects may be adversely affected.

Our success is dependent in part on our ability to identify, develop and execute appropriate strategic growth initiatives that will enable us to achieve sustainable growth in the long term. The implementation of our strategic initiatives is subject to both the risks affecting our business generally and the inherent risks associated with implementing new strategies. These strategic initiatives may not be successful in generating revenues or improving operating profit and, if they are, it may take longer than anticipated. Activities of activist shareholders could also be a distraction to management in executing its plans and may even cause us to change our strategic initiatives. As a result and depending on evolving conditions and opportunities, we may need to adjust our strategic initiatives and such changes could be substantial, including modifying or terminating one or more of such initiatives. Termination of such initiatives may require us to write down or write off the value of our investments in them. Transition and changes in our strategic initiatives may also create uncertainty in our employees, customers and partners that could adversely affect our business and revenues. In addition, we may incur higher than expected or unanticipated costs in implementing our strategic initiatives, attempting to attract revenue opportunities or changing our strategies. There is no assurance that the implementation of any strategic growth initiative will be successful, and we may not realize anticipated benefits at levels we project or at all, which would adversely affect our business, financial condition and prospects.
Changes to U.S. or international regulation of our business or the businesses of our advertisers could cause us to incur additional costs or liabilities, negatively impact our revenues or disrupt our business practices.
Our business is subject to a variety of U.S. and international laws and regulations. See Item 1, “Business—Regulatory Matters” for a description of the significant laws and regulations affecting our business. We could incur substantial costs to comply with new laws or regulations or substantial penalties or other liabilities if we fail to comply with them. Compliance with new laws or regulations could also cause us to change or limit our business practices in a manner that is adverse to our business. In addition, if there are changes in laws or regulations that provide protections that we rely on in conducting our business, they could subject us to greater risk of liability and could increase compliance costs or limit our ability to operate our business.
Our business performance is also indirectly affected by the laws and regulations that govern the businesses of our advertisers. For example, the pharmaceutical industry, which accounts for a significant portion of our advertising revenues, is subject to regulations of the Food and Drug Administration in the United States requiring pharmaceutical advertisers to communicate certain disclosures to consumers about advertised pharmaceutical products, typically through the purchase of print media advertising. We face the risk that the Food and Drug Administration could change pharmaceutical marketing regulations in a way that is detrimental to the sale of print advertising.
In addition, changes in laws and regulations that currently allow us to retain customer credit card information and other customer data and to engage in certain forms of consumer marketing, such as automatic renewal of subscriptions for our magazines and negative option offers via direct mail, email, online or telephone solicitation, could have a negative impact on our circulation and other revenues and adversely affect our financial condition and operating performance.
Our results of operations could be adversely affected as a result of additional increases in postal rates, and our business and results of operations could be negatively affected by postal service changes.
The financial condition of the USPS continues to decline. The USPS closed numerous mail processing centers in 2012 and 2013 and announced plans to close additional processing centers in 2015, which could result in slower delivery of first class mail and periodicals mail. The USPS is currently prohibited under a Congressional resolution from discontinuing Saturday mail delivery, but the USPS and some members of Congress have proposed to lift that ban as part of comprehensive postal reform. Our subscribers expect our weekly magazines to be delivered in the same week that they are printed, and the elimination of Saturday mail delivery or slower delivery of periodicals mail, absent changes to our internal production schedules, could result in some of our weekly magazines not reaching subscribers until the following week. We cannot predict how the USPS will address its fiscal condition in the future, and changes to delivery, reduction in staff or additional closings of processing centers may lead to changes in our internal production schedules or other changes in order to continue to meet our subscribers’ expectations.
Other measures taken to address the declining financial condition of the USPS could include increases in the rates for periodicals mail and local post office closures. For example, in December 2013, the Postal Regulation Commission approved an exigent rate increase and the USPS increased rates by approximately 6% for all classes of mail effective January 2014, and in January 2015, the USPS applied to the Postal Regulation Commission to increase rates by approximately 2% for all classes of mail effective April 2015. Postage is a significant operating expense for us, and if there are significant increases in postal rates and we are not able to offset such increases, our results of operations could be negatively impacted.
We could face increased costs and business disruption from instability in our wholesaler distribution channels.
We operate a distribution network that relies on wholesalers to distribute our magazines to newsstands and other retail outlets. A small number of wholesalers are responsible for a substantial percentage of wholesale magazine distribution in the United States and the United Kingdom. We are experiencing significant declines in magazine sales at newsstands and other retail outlets. In light of these declines and the challenging industry conditions, there may be further consolidation among the wholesalers and one or more may become insolvent or unable to pay amounts due in a timely manner. For example, our then second-largest wholesaler of our publications filed for protection under Chapter 11 of the U.S. Bankruptcy Code in June 2014, requiring us to transition the distribution of our products and increase our use of other distributors. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Overview—Key Developments in 2014—Wholesaler Transition.") Distribution channel disruptions can impede our ability to distribute magazines to the retail marketplace, which could, among other things, negatively affect the ability of certain magazines to meet the rate base established with advertisers. Disruption in the wholesaler channel, an increase in wholesale distribution costs or the failure of wholesalers to pay amounts due could adversely affect our business, financial condition and results of operations.
A significant increase in the price of paper or significant disruptions in our supply of paper would have an adverse effect on our business, financial condition and results of operations.
Paper represents a significant component of our total costs to produce print magazines. While the price of paper is currently close to a 10-year low after adjusting for inflation, paper prices have historically been volatile and may increase as a result of various factors, including:

•	a reduction in the number of suppliers due to restructurings, bankruptcies and consolidations;

•	declining paper supply due to paper mill closures; and

•	other factors that generally adversely impact supplier profitability, including increases in operating expenses caused by rising raw material and energy costs.
If paper prices increase significantly or we experience significant supply channel disruptions, our business, financial condition and results of operations would be adversely affected.
We have substantial indebtedness and the ability to incur significant additional indebtedness, which could adversely affect our business, financial condition and results of operations.
In connection with the Spin-Off, on April 29, 2014, we issued $700 million aggregate principal amount of 5.75% senior notes (the "Senior Notes"). On April 24, 2014, we also entered into senior credit facilities (the "Senior Credit Facilities") providing for a term loan (the "Term Loan") in an initial principal amount of $700 million and a $500 million revolving credit facility (the "Revolving Credit Facility"), of which up to $100 million is available for the issuance of letters of credit. As of December 31, 2014, the only utilization under the Revolving Credit Facility was letters of credit in the face amount of approximately $1 million. As of December 31, 2014, we had total consolidated indebtedness of approximately $1.4 billion.
We may incur additional borrowings from the financial institutions under the Revolving Credit Facility, subject to the satisfaction of customary borrowing conditions. Additionally, the terms of the Senior Notes and Senior Credit Facilities permit us to incur significant additional indebtedness, subject to obtaining commitments from lenders.
Our level of indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements or to carry out other aspects of our business;

•	increase our cost of borrowing;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures and other general corporate requirements or to carry out other aspects of our business;

•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

•	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	place us at a potential disadvantage compared to our competitors that have less debt.
Our ability to make scheduled payments on and to refinance our indebtedness will depend on and be subject to our future financial and operating performance, which in turn is affected by general economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. Our business may fail to generate sufficient cash flow from operations or we may be unable to efficiently repatriate the portion of our cash flow that is derived from our foreign operations or borrow funds in an amount sufficient to enable us to make payments on our debt, to refinance our debt, to pay dividends to our stockholders at the historical rate or at all or to fund our other liquidity needs. If we were unable to make payments on or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances or negotiations with our lenders to restructure the applicable debt. The terms of our debt agreements and market or business conditions may limit our ability to take some or all of these actions. In addition, if we incur additional debt, the related risks described above could be exacerbated.
The terms of the credit agreement that governs the Senior Credit Facilities and the indenture that governs the Senior Notes restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.
The credit agreement that governs the Senior Credit Facilities and the indenture that governs the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests, including restrictions on our and our subsidiaries’ ability to:

•	incur or guarantee additional indebtedness or sell disqualified or preferred stock;

•	pay dividends on, make distributions in respect of, repurchase or redeem, capital stock;

•	make investments or acquisitions;

•	sell, transfer or otherwise dispose of assets out of the ordinary course of business, including restrictions on the use of proceeds of such sales;

•	create liens;

•	enter into sale/leaseback transactions;

•	enter into agreements restricting the ability to pay dividends or make other intercompany transfers;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets;

•	enter into transactions with affiliates;

•	prepay, repurchase or redeem certain kinds of indebtedness;

•	issue or sell stock of our subsidiaries; and

•	significantly change the nature of our business.
In addition, the credit agreement that governs the Revolving Credit Facility has a financial covenant that requires us to maintain a consolidated secured net leverage ratio (as defined in the credit agreement that governs the Senior Credit Facilities) of 2.75x to 1.00x or less. Our ability to meet this financial covenant may be affected by events beyond our control.
As a result of all of these restrictions, we may be:

•	limited in how we conduct our business and pursue our strategy;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.
A breach of the covenants under the indenture that governs the Senior Notes or under the credit agreement that governs the Senior Credit Facilities could result in an event of default under the applicable agreement. If such an event of default occurs, the lenders under the Senior Credit Facilities and holders of the Senior Notes, as applicable, would have the right to accelerate the repayment of such debt and the event of default or acceleration may result in the acceleration of the repayment of any other debt to which a cross-default or cross-acceleration provision applies. In addition, an event of default under the credit agreement that governs the Senior Credit Facilities would also permit the lenders under the Revolving Credit Facility to terminate all other commitments to extend additional credit under the Revolving Credit Facility.

Furthermore, if we were unable to repay the amounts due and payable under the Senior Credit Facilities, the lenders under the Senior Credit Facilities could proceed against the collateral that secures the indebtedness. In the event our creditors accelerate the repayment of our borrowings, we may not have sufficient assets to repay such indebtedness and we may not be able to access the capital markets to refinance such indebtedness on terms we find acceptable or at all.
Our indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly or could prevent us from taking advantage of lower rates.
As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” a portion of our indebtedness consists of term loans and revolving credit facility borrowings with variable rates of interest that expose us to interest rate risks. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. Our Term Loan is subject to variable interest rates but includes a eurocurrency "floor" that is higher than the corresponding market rate currently prevailing. As such, a hypothetical 100 basis point increase in current interest rates would not have a material impact on our annual interest expense; however, a hypothetical 200 basis point increase in interest rates would increase our annual interest expense by $8 million. We will be exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. Even if we enter into interest rate swaps in the future in order to reduce future interest rate volatility, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, we have significant fixed rate indebtedness that includes prepayment penalties which could prevent us from taking advantage of any future decrease in interest rates that may otherwise be applicable to us.
We may need to raise additional capital, and we cannot be sure that additional financing will be available.
We will fund our ongoing working capital, capital expenditure and financing requirements through cash flows from operations, our Revolving Credit Facility and new sources of capital, including additional financing. Our ability to obtain future financing will depend, among other things, on our financial condition and results of operations as well as on the financial condition of the lenders under our Revolving Credit Facility (whose obligations are several and not joint) and the condition of the capital markets or other credit markets at the time we seek financing. Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for us to obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Moreover, we realized aggregate pretax gains of $86 million from the sale of certain real estate in 2014, which significantly increased cash flows in that year.  Since we have a finite amount of disposable assets, cash flows in future years may not be similarly supported, which could increase the need to seek external financing.  In addition, the value of our real estate portfolio could decrease because of changes in market conditions, foreign exchange rates and interest rates. If we should require external financing for any reason, there can be no assurance that we will have access to the capital markets on terms we find acceptable or at all.
Adverse changes in the equity markets or interest rates, changes in actuarial assumptions and legislative or other regulatory actions could substantially increase our U.K. pension costs and adversely affect our ability to utilize earnings and proceeds of asset sales from our U.K. operations to invest in our business.
Through one of our U.K. subsidiaries, we sponsor the IPC Media Pension Scheme (the “IPC Plan”), a defined benefit pension plan that is closed to new participants and accrual of additional benefits for current participants other than certain enhanced benefits – most notably in connection with increases in certain participants' final compensation. In addition, the majority of pensions and deferred benefits in excess of the guaranteed minimum pension are increased annually in line with the increase in the retail price index up to a maximum of 5%. The most recent triennial valuation of the IPC Plan under U.K. pension regulations was conducted as of April 5, 2012. Under the assumptions used in such valuation, which are more conservative than the assumptions used to determine a pension plan’s funded status in accordance with generally accepted accounting principles in the United States, the IPC Plan was deemed to be underfunded by approximately $113 million. In connection with that valuation, we entered into an arrangement with the trustee of the IPC Plan in respect of the funding in that plan, under which we agreed to contribute £8 million annually to the IPC Plan from April 2013 to April 2019. In connection with the Spin-Off, we and the IPC Plan’s trustee entered into a binding agreement covering the actions that we would take, including an increase in the funding contribution to the IPC Plan to £11 million annually from April 2014 to 2020 and additional assurances and commitments regarding the business and assets that support the IPC Plan, including commitments that restrict our ability to transfer a portion of the net proceeds from any sale of the headquarters building of our U.K. operations in London, England, or from any sale of our subsidiary that owns that building. The building had a book value of approximately $250 million as of December 31, 2014 and we believe that it currently has a fair market value well in excess of that amount. Unless otherwise agreed with the trustee for the IPC Plan in discussions that would occur in connection with any such sale, the restricted portion of any such sale proceeds would initially be an amount equal to the estimated “self-sufficiency deficit” in the IPC Plan as of the sale date. The “self-sufficiency deficit,” which is calculated using more conservative assumptions than those used in the triennial valuation performed for purposes of determining an appropriate annual funding obligation for the IPC Plan, is an estimate of the amount of a hypothetical one-time contribution that would provide a high level of assurance that the IPC Plan could fund all future benefit obligations as they come due with no further contributions. Pursuant to the current agreement with the IPC Plan trustee, the restricted portion of any such sale proceeds is scheduled to decline by 25% of the calculated self-sufficiency deficit on each of the third and fourth anniversaries of the sale date and by the remaining 50% on the fifth anniversary of the sale date. It is possible that, following future valuations of the IPC Plan’s assets and liabilities or following future discussions with the trustee, the annual funding obligation and/or the restricted portion of the proceeds of any sale of the London headquarters building will change. These calculations under the IPC Plan can be affected by a number of assumptions and factors, including legislative changes, assumptions regarding interest rates, inflation, mortality, compensation increases and retirement rates, the investment strategy and performance of the IPC Plan assets, the strength of our U.K. business, and (in certain limited circumstances) actions by the U.K. pensions regulator. Volatile economic conditions could increase the risk that the funding requirements increase following the next triennial valuation, which is expected to commence in April 2015. A significant increase in our funding requirements for the IPC Plan or in the calculated "self-sufficiency deficit" could negatively affect our ability to utilize earnings and sale proceeds from our U.K. operations to invest in our business.
We face risks relating to doing business internationally that could adversely affect our business, financial condition and operating results.
Our business operates internationally. There are risks inherent in doing business internationally, including:

•	issues related to managing international operations;

•	potentially adverse changes in tax laws and regulations;

•	lack of sufficient protection for intellectual property in some countries;

•	government policies that restrict the digital flow of information;

•	complying with international laws and regulations, including those governing the collection, use, retention, sharing and security of consumer data;

•	currency exchange and export controls;

•	local labor laws and regulations;

•	political or social instability; and

•	limitations on our ability to efficiently repatriate cash from our foreign operations.
One or more of these factors could harm our international operations and operating results. These risks will be heightened if we expand the international scope of our operations. In addition, some of our operations are conducted in foreign currencies, and the value of each of these currencies fluctuates relative to the U.S. dollar. As a result, we are exposed to exchange rate fluctuations, which in the past have had, and in the future could have, an adverse effect on our results of operations in a given period.
Our business may suffer if we cannot continue to enforce the intellectual property rights on which our business depends.
Our business relies on a combination of trademarks, trade names, copyrights and other proprietary rights, as well as contractual arrangements, including licenses, to establish, maintain and protect our intellectual property rights and brands. Our proprietary trademarks and other intellectual property rights are important to our continued success and our competitive position. See Item 1, “Business—Intellectual Property” for a description of our intellectual property assets and the measures we take to protect them. Effective intellectual property protection may not be available in every country in which we operate or our products are available. We also may not be able to acquire or maintain appropriate domain names in all countries in which we do business. The Internet Corporation for Assigned Names and Numbers (ICANN) has recently begun to expand the supply of domain names on the Internet and has so far designated more than 400 new gTLDs (i.e., the characters that appear to the right of the period in domain names, such as .com, .net and .org), with approximately 1,300 new gTLDs in total expected to be introduced over the next two to three years, which could significantly change the structure of the Internet and make it significantly more expensive for us to protect our intellectual property on the Internet. We may be unable to prevent third parties from acquiring domain names, including generic top level domain names, that are similar to, infringe on, or diminish the value of our trademarks and other proprietary rights. Any impairment of our intellectual property or brands, including due to changes in U.S. or foreign intellectual property laws or the absence of effective legal protections or enforcement measures, could adversely impact our business, financial condition and results of operations.

We have been, and may be in the future, subject to claims of intellectual property infringement, which could require us to change our business practices.
Successful claims that we infringe the intellectual property of others could require us to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. This could require us to change our business practices and limit our ability to compete effectively. Even if we believe that claims of intellectual property infringement are without merit, defending against the claims can be time-consuming and costly and divert management’s attention and resources away from our business.
Service disruptions or failures of our or our vendors’ information systems and networks as a result of computer viruses, misappropriation of data or other malfeasance, natural disasters (including extreme weather), accidental releases of information or other similar events, may disrupt our business, damage our reputation or have a negative impact on our results of operations.
Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks, printing or other services to us pose increasing risks. Such disruptions may be caused by events such as computer hacking, phishing attacks, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. Such events could have an adverse impact on us and our customers, including degradation or disruption of service, loss of data and damage to equipment and data. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. Significant events could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands or a loss of customers or revenues. In addition, we may not have adequate insurance coverage to compensate for any losses associated with such events.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and customers, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or customers or employees of our vendors to disclose sensitive information in order to gain access to our data. Like other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose customers and advertisers and our reputation, brands and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and claims made by consumers and groups in private litigation involving privacy issues related to consumer data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we distribute more of our content digitally, outsource more of our information systems to vendors, engage in more electronic transactions with consumers and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. Additionally, a growing portion of our subscription revenue, both through our Synapse subsidiary and direct-to-publisher subscriptions, is dependent on the continuous service model and our ability to automatically renew customers (with proper notifications) using credit or debit cards that customers provide at the time of purchase. Recent significant credit card breaches at major retailers have resulted in a number of banks re-issuing credit cards. This creates a break in our relationship with customers whose cards are reissued and results in lost renewal revenue. A continuation or increase in such breaches and resulting re-issuances could adversely impact our business, financial condition and results of operations.
We are also subject to payment card association rules and obligations under our contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for the cost of associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.

We could be required to record significant impairment charges in the future.
Under U.S. generally accepted accounting principles, goodwill and indefinite-lived intangible assets are required to be tested for impairment annually or earlier upon the occurrence of certain events or substantive changes in circumstances, and long-lived assets, including finite-lived intangible assets, are required to be tested for impairment upon the occurrence of a triggering event. Factors that could lead to impairment of goodwill and indefinite-lived intangible assets include significant adverse changes in the business climate and declines in the value of our business.
As part of our annual impairment test, we assessed our goodwill for impairment as of December 31, 2014. The test did not result in any impairment of goodwill with the exception of $26 million of allocated goodwill written off in connection with the sale of our Mexico-based operations in August 2014. However, market conditions in the publishing industry, including declines in print advertising revenues and circulation revenues, remain challenging. If market conditions worsen, if the market price of our publicly traded common stock declines, or if our performance fails to meet current expectations, it is possible that the carrying value of our reporting unit will exceed its fair value, which could result in the recognition of a noncash impairment of goodwill that could be material.
We have made and expect to continue to make acquisitions and investments, which could involve inherent risks and uncertainties.
We have made and expect to continue to make acquisitions and investments, which could involve inherent risks and uncertainties, including:

•	the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner;

•	the challenge in achieving strategic objectives, cost savings and other anticipated benefits;

•	the potential loss of key employees of the acquired businesses;

•	the potential diversion of senior management’s attention from our operations;

•	the risks associated with integrating financial reporting and internal control systems;

•	the difficulty in expanding information technology systems and other business processes to incorporate the acquired businesses;

•	potential future impairments of goodwill associated with the acquired businesses; and

•	in some cases, the potential for increased regulation.
If an acquired business fails to operate as anticipated, cannot be successfully integrated with our existing business, or one or more of the other risks and uncertainties identified occur in connection with our acquisitions, our business, results of operations and financial condition could be adversely affected.
If it becomes more difficult to attract and retain key personnel, our business could be adversely affected.
We are dependent on our ability to hire and retain talented employees and management. We underwent significant changes over the past few years, including several changes in executive leadership and various restructuring and cost management initiatives, which were disruptive to our business. As a result of these disruptions or other factors, it may become more difficult to attract and retain the key employees we need to meet our strategic objectives.
Our operating results are subject to seasonal variations.
Our business has experienced, and is expected to continue to experience, seasonality due to, among other things, seasonal advertising patterns and seasonal influences on people’s reading habits. Typically, our revenues from advertising are highest in the fourth quarter. The effects of such seasonality make it difficult to estimate future operating results based on the previous results of any specific quarter.
We may experience financial and strategic difficulties and delays or unexpected costs in completing our various restructuring plans and cost-saving initiatives, including not achieving the anticipated savings and benefits of these plans and initiatives.

In 2014, we initiated restructuring plans that included streamlining our organizational structure to enhance operational flexibility, speed decision making, and spur the development of new cross-brand products and services. In addition, in May 2014, we announced plans to relocate the approximately 2,700 employees at our New York City headquarters from the Time & Life Building at 1271 Avenue of the Americas to Brookfield Place at 225 Liberty Street. We plan to complete the move in late 2015, which represents a compressed time frame for a relocation of this size. We also expect to continue to actively manage our costs and may undertake additional restructuring plans and cost-savings initiatives. Our cost savings initiatives include moving some of our business operations and corporate functions to outsourced arrangements or off-shore locations. Identifying and implementing additional cost reductions, however, may become increasingly difficult to do in an operationally effective manner.
We may not realize the anticipated savings or benefits from one or more of these restructuring plans or cost-savings initiatives in full or in part, and we may encounter financial and strategic difficulties and delays or unexpected costs in our efforts to do so. In addition, our cost savings initiatives may adversely affect the quality of our products and brands and further limit our ability to attract and retain talent. Our cost savings initiatives are also subject to execution risk, including business disruptions, diversion of management attention, inadequate knowledge transfer, cultural differences, incurring greater than anticipated expenses and risks associated with providing services and functions in outsourced and off-shore locations. In addition, our plan to invest these savings and benefits ahead of future growth means that such costs will be incurred whether or not we realize these savings and benefits. If we fail to realize anticipated savings or benefits or fail to better align our cost structure in a timely manner, or fail to reduce business expenditures through our restructuring plans and cost-savings initiatives, our ability to continue to fund growth initiatives and our business, financial condition and results of operations may be adversely affected.
We are subject to credit risk with respect to our bank deposits and investments in certain short-term securities.
We maintain a portion of our cash in bank accounts with several financial institutions. Although the Federal Deposit Insurance Corporation provides deposit insurance guaranteeing the safety of a depositor’s accounts in the United States, such insurance is limited to an immaterial portion of our deposits. In addition, we invest a portion our cash in securities that include Treasury money funds, government money funds and prime money funds. The value of these investments is subject to credit risk from the issuers and/or guarantors of the securities and other counterparties in certain transactions. Defaults by the issuer and, where applicable, an issuer’s guarantor or other counterparties with regard to any such investments could reduce our net realized investment gains or result in investment losses.
We could have an indemnification obligation to Time Warner if the Distribution were determined not to qualify for non-recognition tax treatment, which could materially adversely affect our financial condition.
If, due to any of our representations being untrue or our covenants being breached, it were determined that the Distribution did not qualify for non-recognition of gain and loss under Section 355 of the Internal Revenue Code (the "Code"), or that an excess loss account existed at the date of the Spin-Off, we could be required to indemnify Time Warner for the resulting taxes and related expenses. Any such indemnification obligation could materially adversely affect our financial condition.
In addition, Section 355(e) of the Code generally creates a presumption that the Distribution would be taxable to Time Warner, but not to stockholders, if we or our stockholders were to engage in transactions that result in a 50% or greater change by vote or value in the ownership of our stock during the four-year period beginning on the date that begins two years before the date of the Distribution, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions giving effect to such a change in ownership. If the Distribution were taxable to Time Warner due to such a 50% or greater change in ownership of our stock, Time Warner would recognize gain in an amount up to the fair market value of our common stock held by it immediately before the Distribution, increased by the amount of the special dividend that we paid Time Warner in connection with the Spin-Off, and we generally would be required to indemnify Time Warner for the tax on such gain and any related expenses. Any such indemnification obligation could materially adversely affect our financial condition. See Note 17, "Relationship Between Time Inc. and Time Warner After the Spin-Off," to our consolidated and combined financial statements included in this annual report on Form 10-K.
We agreed to numerous restrictions to preserve the non-recognition tax treatment of the Distribution, which may reduce our strategic and operating flexibility.
In connection with the Spin-Off, we entered into a Tax Matters Agreement with Time Warner pursuant to which we agreed to covenants and indemnification obligations that address compliance with Section 355(e) of the Code. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that our stockholders may consider favorable. See Note 17, "Relationship Between Time Inc. and Time Warner After the Spin-Off," to our consolidated and combined financial statements included in this annual report on Form 10-K.

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.
We believe that, as an independent publicly-traded company, we are able to, among other things, better focus our financial and operational resources on our specific business, implement and maintain a capital structure designed to meet our specific needs, design and implement corporate strategies and policies that are targeted to our business, more effectively respond to industry dynamics and create effective incentives for our management and employees that are more closely tied to our business performance. However, by separating from Time Warner, we may be more susceptible to market fluctuations and other adverse events. In addition, we may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition and results of operations could be adversely affected.
We have limited recent operating history as an independent publicly-traded company, and our historical financial information is not necessarily representative of the results we would have achieved as an independent publicly-traded company and may not be a reliable indicator of our future results.
We derived the historical financial information for periods prior to the Spin-Off from Time Warner’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent publicly-traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

•
Prior to the Spin-Off, we operated as part of Time Warner’s broader corporate organization and Time Warner performed various corporate functions for us, including information technology, tax administration, treasury activities, accounting, benefits administration, procurement, legal and ethics and compliance program administration. Our historical financial information for periods prior to the Spin-Off reflects allocations of corporate expenses from Time Warner for these and similar functions. These allocations may not reflect the costs we would have incurred or will incur as an independent publicly-traded company.

•	We entered into agreements with Time Warner that either did not exist prior to the Spin-Off or that have different terms than terms of arrangements or agreements that existed prior to the Spin-Off.

•
Our historical financial information for periods prior to the Spin-Off does not reflect changes that we are experiencing as a result of our separation from Time Warner, including changes in the financing, operations, cost structure and personnel needs of our business. As part of Time Warner, we enjoyed certain benefits from Time Warner’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments, and we lost these benefits after the Spin-Off. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets on terms as favorable to us as those we obtained as part of Time Warner prior to the Spin-Off. In addition, subject to the discretion of our Board and other factors, we have made and expect to continue to make quarterly dividend payments to our stockholders.

In addition, our pre-Spin-Off financial data do not include an allocation of interest expense comparable to the interest expense we incur as a result of the Senior Notes and the Senior Credit Facilities. If the Spin-Off had occurred on January 1, 2014, we estimate that for the year ended December 31, 2014, our interest expense would have been approximately $72 million, exclusive of fees and discounts, which is significantly higher than the amount reflected in our historical financial statements.
Following the Spin-Off, we became responsible for the additional costs associated with being an independent publicly-traded company, including costs related to corporate governance, investor and public relations and public reporting. If the Spin-Off had occurred on January 1, 2014, we estimate that for the year ended December 31, 2014, we would have incurred approximately $30 million of such costs. Our actual additional costs associated with being an independent publicly-traded company may vary materially from this estimate. Therefore, our financial statements may not be indicative of our future performance as an independent publicly-traded company. For additional information about our past financial performance and the basis of presentation of our financial statements, see Item 6, “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.
The terms we received in our agreements with Time Warner were not the result of arm's-length negotiations.
We entered into agreements with Time Warner related to our separation from Time Warner, including the Separation and Distribution Agreement, Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement and other agreements, while we were still part of Time Warner. Accordingly, these agreements may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of these agreements relate to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations between Time Warner and us. We may have received better terms from third parties because third parties may have competed with each other to win our business. See Note 17, "Relationship Between Time Inc. and Time Warner After the Spin-Off," to our consolidated and combined financial statements included in this annual report on Form 10-K.
Our stock price may fluctuate significantly.
The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategies;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to continue to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our company and the magazine publishing industry;

•	overall market fluctuations;

•	results from any material litigation or government investigation;

•	changes in laws and regulations (including tax laws and regulations) affecting our business;

•	changes in capital gains taxes and taxes on dividends affecting stockholders; and

•	general economic conditions and other external factors.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.
Provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.
Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These include provisions that:

•	permit us to issue blank check preferred stock;

•	do not permit our stockholders to act by written consent and require that stockholder action must take place at an annual or special meeting of our stockholders;

•
provide that only our Chief Executive Officer, Board of Directors or any record holders of shares representing at least 25% of the combined voting power of the outstanding shares of all classes and series of our capital stock entitled generally to vote in the election of directors, voting as a single class, are entitled to call a special meeting of our stockholders; and

•	limit the ability of certain stockholders to enter into business combination transactions with the Company without the approval of our Board of Directors.
In addition, the Tax Matters Agreement that we entered into with Time Warner in connection with the Spin-Off limits our ability to pursue certain strategic transactions (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that were designed to preserve the tax-free nature of the Distribution. These restrictions apply for the two-year period after the Distribution.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table sets forth certain information concerning our principal properties as of December 31, 2014:

Description / Location	Principal Use	Approximate Square Footage	Leased or Owned	Expiration Date, if Leased
Time & Life Building Rockefeller Center 1271 Avenue of the Americas New York, New York	Executive, business, administrative and editorial offices	1,604,000(a)	Leased	2017
Blue Fin Building 110 Southwark Street London, United Kingdom	Executive, business, administrative and editorial offices	499,000(b)	Owned	N/A
135 West 50th Street New York, New York	Business and editorial offices	240,000(c)	Leased	2017
3102 Queen Palm Drive Tampa, Florida	Warehouse and distribution facility	230,000(d)	Leased	2020
2100 Lakeshore Drive Birmingham, Alabama (Buildings 1 and 2)	Executive, business, administrative and editorial offices	156,000	Leased	2015
2100 Lakeshore Drive Birmingham, Alabama (Building 3)	Executive, business, administrative and editorial offices	156,000(e)	Leased	2030
3000 University Center Drive/10419 N 30th Street Tampa, Florida	Business offices, call center and distribution facility	133,000(d)	Leased	2020
260 Cherry Hill Road Parsippany, New Jersey	Business offices	132,000(f)	Owned	N/A
225 High Ridge Road Stamford, Connecticut	Business offices	77,000(g)	Leased	2016
One North Dale Mabry Highway Tampa, Florida	Business offices	70,000(h)	Leased	2020
__________________________

(a)	Approximately 550,000 square feet are subleased to unaffiliated third-party tenants.

(b)	Approximately 220,000 square feet are leased to unaffiliated third-party tenants.

(c)	Approximately 37,000 square feet are subleased to unaffiliated third-party tenants.

(d)	We have two five-year renewal options under this lease that are exercisable in June 2019 and 2024, respectively.

(e)	We have four five-year renewal options under this lease that are exercisable in December 2029, 2034, 2039, and 2044, respectively.

(f)	This property is currently being held for sale.

(g)	We have an option to renew this lease for an additional five years. Such renewal option must be exercised by September 2015.

(h)	Approximately 30,000 square feet is vacant and on the market for sublet. We have an option to renew this lease for an additional five years. Such renewal option must be exercised by June 2019.
In addition to the properties listed above, we own and lease approximately 45 facilities for use as offices, technology centers, warehouses and other operational facilities in Alabama, Arkansas, California, Florida, Georgia, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Texas, Washington and

Washington, DC, and in the countries of China, Germany, Hong Kong, India, Japan, the Netherlands, the Philippines, Singapore, Switzerland and the United Kingdom.
We continually review and update our real estate portfolio to meet changing business needs. In May 2014, we entered into a number of agreements which will allow us to relocate our New York City headquarters in late 2015 from the Time & Life Building at 1271 Avenue of the Americas to Brookfield Place at 225 Liberty Street. The executed lease at 225 Liberty Street provides us with six floors and 700,000 square feet of space. The lease at 225 Liberty Street commenced on January 1, 2015 and extends through December 31, 2032, although cash payments for rent obligations under the lease are not expected to begin until January 1, 2018. For more information about our lease at 225 Liberty Street, see Note 16, "Commitment and Contingencies—Lease Obligations," to our consolidated and combined financial statements included in this annual report on Form 10-K. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Overview—Key Developments in 2014 —Relocation of Corporate Headquarters."
We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.
ITEM 3. LEGAL PROCEEDINGS
On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, "Anderson News") filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, TIR. Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Specifically, plaintiffs allege that defendants conspired to reduce competition in the wholesale market for single-copy magazines by rejecting the magazine distribution surcharge proposed by Anderson News and another magazine wholesaler and refusing to distribute magazines to them. Plaintiffs are seeking (among other things) an unspecified award of treble monetary damages against defendants, jointly and severally. On August 2, 2010, the court granted defendants' motions to dismiss the complaint with prejudice and, on October 25, 2010, the court denied Anderson News' motion for reconsideration of that dismissal. On November 8, 2010, Anderson News appealed and, on April 3, 2012, the U.S. Court of Appeals for the Second Circuit vacated the district court's dismissal of the complaint and remanded the case to the district court. On January 7, 2013, the U.S. Supreme Court denied defendants' petition for writ of certiorari to review the judgment of the U.S. Court of Appeals for the Second Circuit vacating the district court's dismissal of the complaint. In February 2014, Time Inc. and several other defendants amended their answers to assert antitrust counterclaims against plaintiffs. On December 19, 2014, the defendants filed a motion for summary judgment on Anderson News’ claims and Anderson News filed a motion for summary judgment on the antitrust counterclaim.
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
On October 26, 2010, the Canadian Minister of National Revenue denied the claims by TIR for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines, and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency, arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the Canada Revenue Agency, asserting the same arguments made in the objection TIR filed on January 21, 2011. Including interest accrued on both reassessments, the total reassessment by the Canada Revenue Agency for the years 2006 to 2010 was C$86.8 million as of December 2014.
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
For the matters disclosed above, we do not believe that any reasonably possible loss in excess of accrued liabilities would be material to the financial statements as a whole. In view of the inherent difficulty of predicting the outcome of litigation, claims and other matters, we often cannot predict what the eventual outcome of a pending matter will be, or what the timing or results of the ultimate resolution of a matter will be.
In addition to the matters described above, we are a party to a variety of legal proceedings that arise in the normal course of our business. While the results of such normal course legal proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of such current pending matters will not have a material adverse effect on our financial position, results of operations or cash flows. Regardless of the outcome, legal proceedings can have an adverse effect on us because of defense costs, diversion of management resources and other factors.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "TIME" and began "regular-way" trading on the NYSE on June 9, 2014. As of February 20, 2015, there were approximately 9,800 holders of record of our common stock.
The following table sets forth for the periods indicated the reported high and low closing sales price of our common stock on the NYSE since May 21, 2014, the date that our common stock began "when-issued" trading on the NYSE, as reported by the NYSE:

Year Ended December 31, 2014	High	Low
Second Quarter (since May 21, 2014)	$24.43	$20.85
Third Quarter	$25.62	$22.59
Fourth Quarter	$24.98	$19.41
Dividend Policy
In October 2014, our Board of Directors declared a cash dividend of $0.19 per common share to stockholders of record as of the close of business on November 28, 2014, which dividend was paid on December 15, 2014. In February 2015, our Board of Directors declared a cash dividend in the same amount to stockholders of record as of the close of business on February 27, 2015, which dividend will be payable on March 13, 2015. We currently intend to continue to declare regular quarterly dividends on our outstanding common stock in respect of each completed fiscal quarter, with quarterly payment dates occurring on or about the middle of the last month of each quarter. The declaration and amount of any actual dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions. Although the Senior Credit Facilities contain limitations on our ability to declare dividends and make other restricted payments, such limitations are not expected to hinder our ability to declare regular quarterly dividends at rates similar to those declared in October 2014 and February 2015.
Recent Sale of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Performance Presentation
The following graph shows the cumulative total stockholder return from May 21, 2014 (the first day our common stock began “when-issued” trading on the NYSE) through December 31, 2014 on an assumed investment of $100 on May 21, 2014 in our common stock, the Standard & Poor’s S&P 400 MidCap Stock Index and the Standard & Poor’s S&P 1500 Publishing and Printing Index. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming reinvestment of dividends, and (ii) the difference between the issuer’s share price at the end versus the beginning of the measurement period, by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, except as shall be expressly set forth by specific reference in such filing.
*$100 invested on 5/21/14 in stock and in index, including reinvestment of dividends.
Fiscal year ending December 31.
ITEM 6. SELECTED FINANCIAL DATA
The following tables present selected historical consolidated and combined financial information as of and for each of the years in the five-year period ended December 31, 2014. The selected historical consolidated and combined financial data as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014 are derived from our historical consolidated and combined financial statements included elsewhere in this annual report on Form 10-K. The selected historical combined financial data as of December 31, 2012 and 2011, and for the years ended December 31, 2011 and 2010 are derived from our audited combined financial statements that are not included in this annual report on Form 10-K. The selected historical combined financial data as of December 31, 2010 is derived from our unaudited combined financial statements that are not included in this annual report on Form 10-K. The unaudited combined financial statements have been prepared on the same basis as the audited combined financial statements and, in the opinion of our management, include all adjustments, consisting of only ordinary recurring adjustments, necessary for a fair presentation of the information set forth in this annual report on Form 10-K.
You should review the selected historical financial data presented below in conjunction with our consolidated and combined financial statements and the accompanying notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report on Form 10-K. For each of the periods presented prior to the Distribution Date, the entities that are part of Time Inc. were each separate indirect wholly owned subsidiaries of Time Warner prior to the Spin-Off. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent publicly-traded company during the periods presented. In addition, our historical financial information does not reflect changes that we expect to experience in the future as a result of our separation from Time Warner, including changes in the financing, operations, cost structure and personnel needs of our business. Further, the historical financial information includes allocations of certain Time Warner corporate expenses. We believe the assumptions and methodologies underlying the allocation of these expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that we would have incurred if we had operated as an independent publicly-traded company or of the costs expected to be incurred in the future.

	Year Ended December 31,
	2014	2013	2012	2011	2010
(in millions, except per share data)
Selected Operating Statement Information:
Revenues:
Advertising	$1,775	$1,807	$1,819	$1,923	$1,935
Circulation	1,095	1,129	1,210	1,271	1,291
Other	411	418	407	483	449
Total revenues	$3,281	$3,354	$3,436	$3,677	$3,675
Operating income	$180	$330	$420	$563	$515
Net income	$87	$201	$263	$368	$312

Basic net income per common share(a)	$0.80	$1.85	$2.41	$3.38	$2.86
Diluted net income per common share(a)	$0.80	$1.85	$2.41	$3.38	$2.86
__________________________

(a)
On the Distribution Date, approximately 108.94 million shares of Time Inc. stock were distributed to Time Warner stockholders of record. This initial share amount is being utilized for the calculation of both basic and diluted earnings per share for all years presented that ended prior to the Distribution Date as Time Inc. common stock was privately held by Time Warner Inc. prior to June 6, 2014.

	December 31,
	2014	2013	2012	2011	2010
(in millions)					(unaudited)
Selected Balance Sheet Information:
Cash and cash equivalents	$519	$46	$81	$95	$72
Total assets	5,900	5,674	5,935	6,148	6,311
Current portion of long-term debt	7	—	—	—	—
Long-term debt	1,368	38	36	34	32
Total stockholders' equity	2,871	4,042	4,284	4,448	4,593
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 44 through 68 herein is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We have exposure to different types of market risk including changes in foreign currency exchange rates and interest rate risk. We neither hold nor issue financial instruments for trading purposes.
The following sections provide quantitative and qualitative information on our exposure to foreign currency exchange rate risk and interest rate risk. We make use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Foreign Currency Exchange Rate Risk
We conduct operations in three principal currencies: the U.S. dollar; the British pound sterling; and the Euro. These currencies primarily serve as the functional currency for our U.S., U.K. and European operations, respectively. Cash is managed centrally within each of these regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, funding in the appropriate local currencies is made available from intercompany capital and/or overdraft facilities. We generally do not hedge our investments in the net assets of our U.K. and European foreign operations. Our current foreign currency hedges were not significant as of December 31, 2014 and 2013, respectively.
Because of fluctuations in currency exchange rates, we are subject to currency translation exposure on the results of our operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities' statements of earnings and balance sheets from each functional currency to our reporting currency (the U.S. dollar) for consolidation purposes. We do not hedge translation risk because we typically generate positive cash flows from our international operations that are typically reinvested locally. The currency exchange rates with the most significant impact on translation are the British pound sterling and, to a lesser extent, the Euro. As currency exchange rates fluctuate, translation of our Statements of Operations into U.S. dollars affects the comparability of revenues and operating expenses between years.
Based on the year ended December 31, 2014 a 10% change in the U.S. dollar/British pound sterling rate and the U.S. dollar/Euro rate would impact revenues by approximately $42 million and $4 million, respectively, on an annual basis.
Interest Rate Risk
Based on the level of interest rates prevailing at December 31, 2014, the fair value of our fixed rate Senior Notes of $676 million was less than their carrying value of $691 million by $15 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for comparable securities and consideration of our risk profile. A hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2014 would increase the estimated fair value of our fixed rate debt by approximately $39 million to approximately $715 million.
Our Term Loan is subject to variable interest rates but includes a eurocurrency "floor" that is higher than the corresponding market rate currently prevailing. As such, a hypothetical 100 basis point increase in current interest rates will not have a material impact on our annual interest expense. A hypothetical 200 basis point increase in interest rates would increase our annual interest expense by $8 million. The Revolving Credit Facility is subject to variable interest rates but is assumed to be undrawn for purposes of this calculation. Our Revolving Credit Facility remained undrawn as of the date of filing of this annual report on Form 10-K, except for $1 million in letters of credit issued thereunder.

The discount rate used to measure the benefit obligations for our non-U.S. pension plans is determined by using a spot-rate yield curve, derived from the yields available on high quality corporate bonds. Broad equity and bond indices are used in the determination of the expected long-term rate of return on our non-U.S. pension plan assets. Therefore, interest rate fluctuations and volatility of the debt and equity markets can have a significant impact on asset values of our non-U.S. pension plans and future anticipated contributions. For example, a 100 basis point increase in interest rates generally would decrease our benefit obligations under our non-U.S. pension plans by approximately $120 million.

Since the U.S. non-qualified pension plan was terminated in 2014 and expected to pay out lump sums in 2015, the discount rate used to measure the benefit obligations for this plan is determined by using the lump sum interest rates prescribed by the IRS in November 2014 for lump sums paid in 2015 as defined by the plan.  A 100 basis point increase in the lump sum interest rates would decrease the benefit obligation by approximately $2 million.
Credit Risk
Cash and cash equivalents are maintained with several financial institutions as well as invested in certain high quality money markets mutual funds. Insurance with respect to deposits held with banks is limited to an insignificant amount of such deposits. However, our bank deposits generally may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
There is also limited credit risk with respect to the money market mutual funds in which we invest as these funds all have issuers, guarantors and/or other counterparties of reputable credit.
As of December 31, 2014, one customer comprised approximately 5% of our total net receivable balance. There were no significant concentrations of credit risk as of December 31, 2013.
Other Market Risk
We continue to be exposed to risks associated with paper used for printing. Paper is a basic commodity and its price is sensitive to the balance of supply and demand. Our expenses are affected by the cyclical increases and decreases in the price of paper. The cost of raw materials, of which paper expense is a major component, represented approximately 7% of our total operating costs in both 2014 and 2013. Based on the number of tons of paper consumed in 2014 and 2013, a $10 per ton or 1.3% increase in paper price would have resulted in additional paper expense of $3 million (pre-tax) in both 2014 and 2013.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated and combined financial statements and supplementary data of the Company and the report of independent registered public accounting firm thereon set forth at pages F-2 through F-55, F-56 and F-1 herein, respectively, are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports filed and submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms and that information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding the required disclosure.
Internal Control Over Financial Reporting
This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Under the rules and regulations of the SEC, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our annual report on Form 10-K for the year ending December 31, 2015.
Changes in Internal Control Over Financial Reporting
Before the Spin-Off, we relied on certain financial information and resources of Time Warner to manage specific aspects of our business, report results of our operations and manage Sarbanes Oxley compliance. These included investor relations, corporate communications, accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions, such as the Board of Directors and internal audit. In conjunction with the Spin-Off, we enhanced our financial, administrative, and other support systems and expanded our accounting, reporting, legal and internal audit departments. We also revised and adopted policies, as needed, to meet all regulatory requirements applicable to a stand-alone publicly traded company. While most of these changes in staffing, policies and systems were accomplished prior to December 31, 2014, we continue to review and document our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness. These efforts may lead to changes in internal control over financial reporting.
Other than those noted above, there was no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption "Executive Officers of the Company" in Part I, Item 1 of this annual report on Form 10-K, the information required by this Item is incorporated by reference to our definitive proxy statement to be issued in connection with our 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement").
We have adopted a Code of Ethics for our Senior Executive and Senior Financial Officers (the "Code of Ethics"). A copy of the Code of Ethics is publicly available on our website at www.timeinc.com. Amendments to the Code of Ethics or any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will also be disclosed on our website.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the 2015 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the 2015 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the 2015 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to the 2015 Proxy Statement.

Part IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report on Form 10-K:

(1)	The financial statements as indicated in the index set forth on page F-2

(2)	Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts
Schedules other than that listed above have been omitted, since they are either not applicable or not required, or since the information is included elsewhere herein.

(3)	Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME INC. (Registrant)

By:	/s/ Jeffrey J. Bairstow
Jeffrey J. Bairstow
Executive Vice President and Chief Financial Officer
Date: February 26, 2015
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph A. Ripp, Jeffrey J. Bairstow and Lawrence A. Jacobs, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph A. Ripp Joseph A. Ripp	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 26, 2015
/s/ Jeffrey J. Bairstow Jeffrey J. Bairstow	Executive Vice President and Chief Financial Officer (principal financial officer)	February 26, 2015
/s/ Susana D’Emic Susana D’Emic	Senior Vice President and Controller (principal accounting officer)	February 26, 2015
/s/ David A. Bell David A. Bell	Director	February 26, 2015
/s/ John M. Fahey, Jr. John M. Fahey, Jr.	Director	February 26, 2015
/s/ Manuel A. Fernandez Manuel A. Fernandez	Director	February 26, 2015
/s/ Dennis J. FitzSimons Dennis J. FitzSimons	Director	February 26, 2015
/s/ Betsy D. Holden Betsy D. Holden	Director	February 26, 2015
/s/ Kay Koplovitz Kay Koplovitz	Director	February 26, 2015
/s/ J. Randall MacDonald J. Randall MacDonald	Director	February 26, 2015
/s/ Ronald S. Rolfe Ronald S. Rolfe	Director	February 26, 2015
/s/ Sir Howard Stringer Sir Howard Stringer	Director	February 26, 2015

TIME INC.
INDEX TO FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION

Page

Management's Discussion and Analysis of Financial Condition and Results of Operations	44

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet as of December 31, 2014 and Combined Balance Sheet as of December 31, 2013	F-2

Consolidated Statement of Operations for the year ended December 31, 2014 and Combined Statements of Operations for the years ended December 31, 2013 and 2012	F-3

Consolidated Statement of Comprehensive Income for the year ended December 31, 2014 and Combined Statements of Comprehensive Income for the years ended December 31, 2013 and 2012	F-4

Consolidated Statement of Stockholders' Equity for the year ended December 31, 2014 and Combined Statements of Stockholders' Equity for the years ended December 31, 2013 and 2012	F-5

Consolidated Statement of Cash Flows for the year ended December 31, 2014 and Combined Statements of Cash Flows for the years ended December 31, 2013 and 2012	F-6

Notes to the Consolidated and Combined Financial Statements	F-7

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012	F-56

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management's discussion and analysis of financial condition and results of operations, or MD&A, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. Important information regarding such forward-looking statements and a discussion of certain risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in this annual report on Form 10-K under the heading "Cautionary Statement Regarding Forward-Looking Statements" at the beginning of Part I and under the heading "Risk Factors" in Item 1A, which information is incorporated herein by reference. This section should be read together with the Consolidated and Combined Financial Statements of Time Inc. and related notes thereto set forth elsewhere in this annual report.
INTRODUCTION
Time Inc. together with its subsidiaries (collectively, the "Company", "we", "us" or "our") is one of the world's leading media companies, with a monthly global print audience of over 120 million and more than 120 million monthly visitors to its worldwide digital properties, including over 50 websites. Our influential brands include People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly, Travel + Leisure, Cooking Light, Fortune and Food & Wine, as well as more than 50 diverse titles in the United Kingdom such as Decanter and Horse & Hound. Time Inc. is home to celebrated events and franchises including the Fortune 500, Time 100, People’s Sexiest Man Alive, Sports Illustrated’s Sportsman of the Year, the Food & Wine Classic in Aspen, the Essence Festival and the biennial Fortune Global Forum. Hundreds of thousands of people attend our live media events each year. We also provide content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including subscription sales services for magazines and other products, retail distribution and marketing services and customer service and fulfillment services, for ourselves and third-party clients, including other magazine publishers.
The Spin-Off
On June 6, 2014 (the "Distribution Date"), we completed the legal and structural separation of our business (the "Spin-Off") from Time Warner Inc. ("Time Warner"). The Spin-Off was completed by way of a pro rata dividend on the Distribution Date of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014 based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held. Following the Spin-Off, Time Warner stockholders became the owners of 100% of the outstanding shares of common stock of Time Inc. and Time Inc. began operating as an independent, publicly-traded company with its common stock trading on The New York Stock Exchange ("NYSE") under the symbol "TIME". In connection with the Spin-Off, we and Time Warner entered into the separation and distribution agreement dated June 4, 2014 (the "Separation and Distribution Agreement") and certain other related agreements which govern our relationship with Time Warner following the Spin-Off. (See Note 17, "Relationship Between Time Inc. and Time Warner After the Spin-Off," to the accompanying financial statements).
Basis of Presentation
Prior to the Spin-Off, our combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Time Warner. Our financial statements as of December 31, 2013 and for the years ended December 31, 2013 and 2012 were prepared on a combined basis and are presented as carve-out financial statements, as we were not a separate consolidated entity prior to the Distribution Date. These statements reflect the combined historical results of operations, financial position and cash flows of Time Warner’s publishing segment, which consisted principally of its magazine publishing business and related websites and operations managed by Time Inc.  (the "TW Publishing Segment"). Subsequent to the Distribution Date, the financial statements as of and for the year ended December 31, 2014 are presented on a consolidated basis as we became a separate consolidated entity.

TIME INC
MANAGMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our consolidated balance sheet as of December 31, 2014 consists of our consolidated balances subsequent to the Spin-Off. The balances reflect the assets and liabilities that were historically included in the TW Publishing Segment, as well as assets and liabilities transferred to us as part of an internal reorganization effectuated by Time Warner in connection with the Spin-Off. All assets and liabilities included in our consolidated balance sheet as of December 31, 2014 are recorded on a historical cost basis. Our combined balance sheet as of December 31, 2013 consists of the combined balances of the TW Publishing Segment. The consolidated and combined balance sheets will be referred to as the "Balance Sheets" herein.
Our consolidated and combined statements of operations (the "Statements of Operations") for the years ended December 31, 2014, 2013 and 2012 include allocations of general corporate expenses for certain support functions that were provided on a centralized basis by Time Warner prior to the Distribution Date and not recorded at the business unit level, such as expenses related to cash management and other treasury services, administrative services (such as tax, human resources and employee benefit administration) and certain global marketing and IT services. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated or combined revenues, operating income, headcount or other measures. We believe the assumptions underlying the consolidated and combined financial statements (the "Financial Statements"), including the assumptions regarding allocating general corporate expenses from Time Warner, are reasonable. Nevertheless, the Financial Statements may not include all of the actual expenses that would have been incurred by us and may not reflect our consolidated and combined results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. In connection with the Spin-Off, we entered into agreements with Time Warner that either did not exist historically or that have different terms than the terms of arrangements or agreements that existed prior to the Spin-Off. In addition, our historical financial information prior to the Spin-Off does not reflect changes that we are experiencing as a result of the separation from Time Warner, including changes in the financing, operations, cost structure and personnel needs of our business. During the years ended December 31, 2014, 2013 and 2012, we incurred $6 million, $17 million and $17 million, respectively, of expenses related to charges for services performed by Time Warner. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").
For purposes of our Financial Statements for periods prior to the Spin-Off, income tax expense has been recorded as if we filed tax returns on a stand-alone basis separate from Time Warner. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a stand-alone entity for the periods prior to the Distribution Date. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of our actual tax balances prior to or subsequent to the Spin-Off. Prior to the Spin-Off, our operating results were included in Time Warner’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, we expect to file our initial U.S. income tax return for the period from June 7, 2014 through December 31, 2014 in 2015. The income tax accounts reflected in the Balance Sheet as of December 31, 2014 include income taxes payable and deferred taxes allocated to us at the time of the Spin-Off and taxes associated with our post-Spin-Off operations. The calculation of our income taxes involves considerable judgment and the use of both estimates and allocations.
The financial position and operating results of our foreign operations are combined or consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Translation gains or losses on assets and liabilities are included as a component of Accumulated other comprehensive loss, net.

TIME INC
MANAGMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is intended to help provide an understanding of our financial condition, changes in financial condition and results of operations for the periods presented. This discussion is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated and Combined Results of Operations. This section provides an analysis of our results of operations for the three years ended December 31, 2014. Our discussion is presented on a consolidated and combined basis. We report as one operating segment.
Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three years ended December 31, 2014 and our outstanding debt, commitments and cash resources as of December 31, 2014.
Critical Accounting Policies. This section identifies those accounting policies that we consider important to our results of operations and financial condition, require significant judgment and involve significant management estimates. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2, "Summary of Significant Accounting Policies," to the accompanying Financial Statements.
BUSINESS OVERVIEW
Business Description
We generate revenues primarily from the sale of advertising in our magazines and on our websites and from magazine subscriptions and newsstand sales. We operate as one segment and the majority of our revenues are generated in the United States. During the year ended December 31, 2014, we generated Revenues of $3.28 billion (down $73 million from the year ended December 31, 2013); Operating income of $180 million (down $150 million from 2013); and Net income of $87 million (down $114 million from 2013).
Advertising volume, circulation and the price of paper are the key variables whose fluctuations can have a material effect on our operating results and cash flow. We have to anticipate the level of advertising volume, circulation and paper prices in managing our businesses to maximize operating profit during expanding and contracting economic cycles.
We are experiencing declines in our print advertising and circulation revenues as a result of market conditions in the magazine publishing industry. Furthermore, because magazines are generally discretionary purchases for consumers, our circulation revenues are sensitive to general economic conditions, economic cycles and evolving consumer preferences. The shift in consumer preference from print media to digital media, as well as growing consumer engagement with digital media, such as online and social networks, have introduced significant new competition. At the same time, the use of digital devices and applications as content distribution platforms has lowered the barriers to entry for introducing new products that compete with our businesses. We expect these trends to continue.
Business Strategy
We are pursuing initiatives to help mitigate the declines in our print advertising and circulation revenues. This includes development of new ways to sell branded magazine content outside of traditional channels, such as through websites, tablets and other mobile devices. We are also developing integrated advertising solutions to provide greater data insights and creative ideas to advertisers. In addition, we are improving our operating efficiency through management of our cost structure.
Our Chief Executive Officer and Chief Financial Officer have developed new strategies and initiatives intended to enhance the scale of our digital platforms and associated revenues, extend brands and audiences into new adjacent opportunities, enhance the alignment of our creative functions with our business requirements, and stabilize operating income trends.

These initiatives include:

•	Investing in digital media, including mobile, video, contributor networks and extensions of our brands across social media;

•	Expanding corporate sales efforts to increase cross-brand advertising sales;

•	Evaluating alternative approaches to pricing models, channel optimization and subscriber targeting;

•	Extending our brands beyond magazines, including through direct sale or licensing agreements related to consumer products and services;

•	Using our extensive database and consumer insights to extend data services to marketers;

•	Expanding live events and conferences such as the Essence Festival and the Fortune Global Forum; and

•	Streamlining our organizational structure to drive operational efficiencies, including through global sourcing of staff.
In the first quarter of 2014, we initiated a restructuring plan that included streamlining our organizational structure to enhance operational flexibility, speed decision making and spur the development of new cross-brand products and services. In the fourth quarter of 2014, we expanded on this restructuring plan to encompass our international operations and eliminate duplication of efforts through centralization of functions throughout our global organization. For the year ended December 31, 2014, we incurred $192 million of charges in connection with these restructuring initiatives. We continue to look for ways to streamline our processes and expect to incur further restructuring charges in the future primarily as a result of additional headcount reductions.
In the first quarter of 2013, we initiated a restructuring plan to better align our cost structure with our revenues. As a result, during the year ended December 31, 2013, we incurred Restructuring and severance charges of $63 million related primarily to headcount reductions.
Key Developments in 2014
Debt Obligations and the Time Inc. UK Purchase
In connection with the Spin-Off, in April 2014, we issued $700 million aggregate principal amount of 5.75% senior unsecured notes due 2022 (the "Senior Notes") in a private offering. The Senior Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries.
In April 2014, we also entered into senior secured credit facilities (the "Senior Credit Facilities"), providing for a term loan in an aggregate principal amount of $700 million with a seven-year maturity (the "Term Loan") and a $500 million revolving credit facility with a five-year maturity (the "Revolving Credit Facility"), of which up to $100 million is available for the issuance of letters of credit. Our obligations under the Senior Credit Facilities are guaranteed by substantially all of our wholly-owned domestic subsidiaries and secured by substantially all of Time Inc.'s assets and the assets of our guarantor subsidiaries. The Revolving Credit Facility may be used for working capital and other general corporate purposes but remains undrawn as of the filing of this annual report on Form 10-K, except for $1 million in letters of credit issued thereunder. Borrowings under the Senior Credit Facilities will bear interest at a rate equal to an applicable margin plus, at our option, either a base rate calculated in a customary manner or a eurocurrency rate calculated in a customary manner (subject to a eurocurrency "floor" in the case of the Term Loan).
In April 2014, the proceeds from the Senior Notes and the Term Loan were used to acquire Time Inc. UK, a publishing business in the United Kingdom which was previously owned by another wholly-owned subsidiary of Time Warner (the "Time Inc. UK Purchase"), and the remaining proceeds were used to pay a special dividend to Time Warner. The purchase price for the Time Inc. UK Purchase, together with the amount of the special dividend, was approximately $1.4 billion.
Restructuring Activities
In the fourth quarter of 2014, we expanded on our first quarter 2014 restructuring plan. Our fourth quarter 2014 initiative primarily consisted of headcount reductions, as part of a plan to centralize functions across brands and media platforms. As part of this plan, we incurred restructuring charges of $28 million. Similarly, we incurred restructuring charges of $164 million during the first three quarters of 2014 as part of a plan aimed at headcount reductions and certain real estate consolidations as well as the integration of acquisitions, including Affluent Media Group ("AMG") (formerly "American Express Publishing" or "AEP") in October 2013 ("AMG Acquisition").
For the year ended December 31, 2014, we recorded Asset impairments of $26 million, primarily related to a building classified during the first quarter of 2014 as an asset held for sale as well as our exit of certain leased properties.
Disposition
In August 2014, the sale of our Mexico-based operations, Grupo Editorial Expansión ("GEX"), was consummated for approximately $41 million. During the second quarter of 2014, we recorded an allocated Goodwill impairment charge of $26 million in connection with the impending sale. During the third quarter of 2014, we recorded a gain of $1 million within (Gain) loss on operating assets, net upon consummation of the sale. Our GEX operations published 11 magazines in print in Mexico and operated 10 websites. GEX revenues for the years ended December 31, 2014, 2013 and 2012 represented less than 2% of our overall revenues during those years. The sale is not expected to have a significant impact on our continuing operations or financial results. However, we will continue our licensing arrangements with GEX which allow GEX to publish InStyle and Travel + Leisure magazines in Mexico. Revenues for these licensing arrangements are not significant to our overall results of operations.
Relocation of Corporate Headquarters
In May 2014, we announced the relocation of our New York City headquarters in late 2015 from the Time & Life Building at 1271 Avenue of the Americas to Brookfield Place at 225 Liberty Street. The new lease at 225 Liberty Street provides us with six floors consisting of 700,000 square feet of space. The lease at 225 Liberty Street commenced in February 2015 and extends through December 31, 2032, although cash payments for rent obligations under the lease are not expected to begin until January 1, 2018. We will recognize rental expense on a straight-line basis over the life of the lease resulting in a non-cash rental charge of $26 million for 2015.
In June 2014, the lease obligation for six previously-vacated floors at our current headquarters at 1271 Avenue of the Americas was settled for $50 million. This cash expenditure was taken into account, and funded, in a series of transactions between us and our former parent, Time Warner, that resulted in our holding Cash and cash equivalents of $136 million immediately following the completion of the Spin-Off on June 6, 2014. For the year ended December 31, 2014, we incurred $29 million of incremental charges in connection with the settlement of the lease obligations for six floors at our current headquarters and exit costs previously accrued when we ceased use of those floors. Exit costs for the remaining rent obligations and ancillary costs for the remaining life of our existing lease at our current headquarters are expected to be $144 million; these costs will be expensed in 2015, although the actual cash payments will be spread out from 2015 through 2017 absent a negotiated prepayment with our landlord.
The base rent commitments for the new lease at 225 Liberty Street, excluding the impact of the $50 million settlement with our landlord at 1271 Avenue of the Americas, increased our base rental commitments by $527 million over the lease term through December 31, 2032. However, we expect the new lease to result in annual expense savings of approximately $50 million beginning in 2016.
As a result of the planned relocation of our corporate headquarters, we have accelerated the depreciation on our current tenant improvements at 1271 Avenue of the Americas. This accelerated depreciation charge impacted the year ended December 31, 2014 by $16 million and is expected to impact the year ending December 31, 2015 by $21 million.
Sale-Leaseback Transactions
During the fourth quarter of 2014, we sold our property in Menlo Park, California for approximately $78 million and agreed to lease back some of the office space from the buyer through 2015. In connection with these transactions, we recognized a pretax gain of $76 million during the fourth quarter of 2014. Additionally, during the fourth quarter of 2014, we sold our properties in Birmingham, Alabama for approximately $58 million and agreed to lease back some of the office space from the buyer until 2015 in two buildings and until 2030 in the third building. In connection with these transactions, we recognized a pretax gain of $9 million during the fourth quarter of 2014. The tax impact of the aforementioned transactions was $3 million, as the capital gain portion of these transactions was offset by the capital loss generated from the sale of GEX for federal tax purposes. In accordance with the provisions of our debt agreements, proceeds from these sale-leaseback transactions will be invested in our business.
Wholesaler Transition
Declines in magazine sales at newsstands and other retail outlets have increased the financial instability of U.S. magazine wholesalers. Several of our smaller wholesalers ceased operations in early 2014. In May 2014, we informed the then second-largest wholesaler of our publications (the "Discontinued Wholesaler") that effective immediately we would discontinue sales of publications to that wholesaler (the "Wholesaler Transition"). The Discontinued Wholesaler distributed publications primarily through U.S. retail outlets and our sales to this wholesaler represented approximately 2% of our total 2013 revenues. This action was taken after the Discontinued Wholesaler’s failure to pay amounts due to us and after discussions with the Discontinued Wholesaler. In connection with this action, we determined that approximately $8 million of receivables from the Discontinued Wholesaler on our March 31, 2014 Balance Sheet were uncollectible and were charged as bad debt expense in the second quarter of 2014. In addition, we determined that we would not be able to collect for, and therefore recognize revenue in respect of, approximately $22 million of net sales made to the Discontinued Wholesaler in 2014. The Discontinued Wholesaler filed for protection under Chapter 11 of the U.S. Bankruptcy Code in June 2014.
Additionally, we amended the terms of our existing agreements with the largest wholesaler of our publications (the “Selected Wholesaler”) to expand the retail locations serviced by the Selected Wholesaler to include the vast majority of those that had been serviced by the Discontinued Wholesaler prior to the discontinuation. The transition resulted in changes to the payment terms of our agreement with the Selected Wholesaler such that there has been an increase in the number of days receivables are outstanding and a resultant decrease in 2014 operating cash flows of approximately $15 million. We do not expect the change in distribution arrangements to have a material impact on future results of operations. Our amended agreement with the Selected Wholesaler extends through May 2019.
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
Transactions and Other Items Affecting Comparability
As more fully described herein and in the related notes to the accompanying Financial Statements, the comparability of our results has been affected by the following in the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Restructuring and severance costs	$192	$63	$27
Goodwill and asset impairments	52	79	6
(Gain) loss on operating assets, net	(87)	(13)	36
Other costs	8	1	1
Impact on Operating income	$165	$130	$70
Income tax impact of above items	(78)	(45)	(25)
Decrease in Net income applicable to Time Inc. stockholders from items impacting comparability	$87	$85	$45

Restructuring and Severance Costs
For the year ended December 31, 2014, we incurred $192 million in Restructuring and severance charges primarily related to headcount reductions and real estate consolidations. For the years ended December 31, 2013 and 2012, we incurred Restructuring and severance charges of $63 million and $27 million, respectively, related primarily to headcount reductions.
Goodwill and Asset Impairments
During the year ended December 31, 2014, we recorded an allocated Goodwill impairment charge of $26 million in connection with the sale of our Mexico-based GEX operations and noncash impairments of approximately $26 million primarily related to a building we classified as an asset held for sale as well as our exit of certain leased properties. During the year ended December 31, 2013, we recorded noncash impairments of $79 million, $78 million of which related to certain tradenames. During the year ended December 31, 2012, we recorded $6 million of miscellaneous noncash impairments.
(Gain) Loss on Operating Assets, Net
During the fourth quarter of 2014, we recognized a pretax gain of $76 million on the sale of our Menlo Park, California property and a pretax gain of $9 million on the sale of one of our properties in Birmingham, Alabama. During the third quarter of 2014, we recognized a pretax gain of $1 million on the sale of one of our Birmingham, Alabama properties and of $1 million on the sale of our Mexico-based GEX operations.
For the year ended December 31, 2013, we recognized a $13 million pretax gain resulting from the settlement of a pre-existing contractual arrangement with AEP in connection with the AMG Acquisition. For the year ended December 31, 2012, we recognized a $36 million pretax loss in connection with the sale in the first quarter of 2012 of our school fundraising business QSP (the "QSP Business").
Other Costs
Other costs reflect external costs related to the Spin-Off transaction and to mergers, acquisitions or dispositions of $7 million for the year ended December 31, 2014 and $1 million for both years ended December 31, 2013 and 2012. Additionally, the year ended December 31, 2014 includes a pension settlement charge of approximately $1 million related to our domestic pension plan. Other costs are included in Selling, general and administrative expenses in the accompanying Statements of Operations. The increase in Other costs for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily the result of the Spin-Off, the sale of our Mexico-based GEX operations and increased acquisition activities.
Other Items Affecting Comparability
In addition to the items described above, the following items affected comparability of results for the years ended December 31, 2014, 2013 and 2012:

•
Amortization Expense: We recorded amortization expense of $78 million, $42 million and $36 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in amortization expense in 2014 as compared to 2013 primarily related to the classification of certain previously defined indefinite-lived intangibles to finite lives of 17 years effective January 1, 2014.

•
Headquarters Relocation: As a result of the planned relocation of our corporate headquarters, we have accelerated the depreciation on our current tenant improvements at our New York City headquarters at 1271 Avenue of the Americas. This accelerated depreciation charge impacted the year ended December 31, 2014 by $16 million and is expected to impact our 2015 results of operations by $21 million.

•
Corporate Transactions: We acquired Cozi Inc., a provider of mobile and digital family organizing tools, during the second quarter of 2014; we sold our Mexico-based GEX operations in the third quarter of 2014; and our CNNMoney.com collaborative arrangement with a subsidiary of Time Warner terminated in the second quarter of

2014. Additionally, our results of operations for the year ended December 31, 2014 include a full year of activity from the AMG Acquisition, which was completed in the fourth quarter of 2013.
CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying Statements of Operations.
The table below provides a summary of our results of operations for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Revenues	$3,281	$3,354	$3,436	(2%)	(2%)
Operating expenses	3,101	3,024	3,016	3%	NM
Operating income	$180	$330	$420	(45%)	(21%)
Interest expense, net	51	3	3	NM	NM
Other expense, net	6	1	3	NM	(67%)
Income tax provision	36	125	151	(71%)	(17%)
Net income	$87	$201	$263	(57%)	(24%)
_______________________

NM	- Not Meaningful
Revenues
The following table presents our Revenues, by type, for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Revenues:
Advertising
Print and other advertising	$1,477	$1,527	$1,563	(3%)	(2%)
Digital advertising	298	280	256	6%	9%
Total advertising revenues	$1,775	$1,807	$1,819	(2%)	(1%)
Circulation	1,095	1,129	1,210	(3%)	(7%)
Other	411	418	407	(2%)	3%
Total revenues	$3,281	$3,354	$3,436	(2%)	(2%)
The following table presents our Revenues, by type, as a percentage of total revenues for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Revenues:
Advertising	54%	54%	53%
Circulation	33%	34%	35%
Other	13%	12%	12%
Total revenues	100%	100%	100%

Advertising Revenues
We derive approximately half our revenues from the sale of advertising, primarily from our print magazines with a smaller amount from our websites and marketing services. In 2014, our U.S. magazines accounted for 24.6% of the total U.S. advertising revenues generated across the industry by consumer magazines, excluding newspaper supplements. Our U.S. magazines accounted for 23.7% and 23.0% of such total industry revenues in 2013 and 2012, respectively. These figures include titles acquired from, and/or managed by us on behalf of, American Express. In 2014, People, Sports Illustrated and InStyle were ranked 1, 3 and 4, respectively, among all U.S. magazines in U.S. advertising revenues and we had seven of the top 25 magazines based on the same measure. Advertising in our print and tablet editions and on our websites is predominantly consumer advertising, including beauty, food, fashion and retail, pharmaceutical, financial, media, travel, auto, technology and home. None of our advertising clients accounted for more than 5% of our aggregate domestic advertising revenues in 2014, 2013 or 2012.
We conduct our advertising sales through a combination of corporate and brand sales and marketing teams that sell advertising across media platforms. These teams handle our relationships with our largest corporate accounts and agencies, as well as relationships with smaller agencies and direct sales to clients. We also offer our advertisers a broad range of analytics and research services, including consumer insights, audience measurement and accountability reporting.
The rates at which we sell print advertising depend on each magazine's rate base, which is the circulation of the magazine that we guarantee to our advertisers, as well as our audience size. If we are not able to meet our committed rate base, the price paid by advertisers is generally subject to downward adjustments, including in the form of future credits or discounts. Our published rates for each of our magazines are subject to negotiation with each of our advertisers.
For the year ended December 31, 2014, Advertising revenues decreased as compared to the year ended December 31, 2013 primarily in Print and other advertising revenues due to a decline in domestic and international print advertising revenues of $26 million and $24 million, respectively. The reduction in print magazine advertising revenues was attributable to fewer advertising pages sold, which was primarily due to the continuing trend of advertisers shifting advertising spending from print to other media. In particular, our domestic titles experienced advertising declines in the auto and food advertising categories as compared to the year ended December 31, 2013. We expect the market conditions associated with our Print and other advertising revenues to continue. For the year ended December 31, 2014, Print and other advertising revenues included $122 million of revenues resulting from the AMG Acquisition and $16 million from our GEX operations. For the year ended December 31, 2013, Print and other advertising revenues included $42 million of revenues resulting from the AMG Acquisition and $34 million of revenues from our GEX operations.
For the year ended December 31, 2013, Print and other advertising revenues declined in international and domestic print advertising revenues by $19 million and $17 million, respectively, as compared to the year ended December 31, 2012. The reduction in print advertising revenues was attributable to fewer advertising pages sold. The reduction in advertising pages sold was primarily due to advertisers reducing advertising expenditures as a result of the weak economic environment in the United States and internationally and the continued trend of shifting advertising spending from print to other media. In particular, our domestic titles experienced advertising declines in the auto and media/movies advertising categories as compared to the year ended December 31, 2012.
Partially offsetting the decline in our Print and other advertising revenues were increases in our Digital advertising revenues in both 2014 and 2013 as compared to 2013 and 2012, respectively. Included in Digital advertising revenues for the year ended December 31, 2014 were $25 million of revenues resulting from the AMG Acquisition, $1 million of revenues from our acquisition of Cozi Inc. in the second quarter of 2014 and $17 million from our CNNmoney.com partnership which terminated in June 2014 in connection with the Spin-Off. Included in Digital advertising revenues for the year ended December 31, 2013 were $7 million of revenues resulting from the AMG Acquisition and $49 million of revenues from our CNNmoney.com partnership. The increase in Digital advertising in both 2014 and 2013 as compared to 2013 and 2012, respectively, reflects the shift in consumer demand from print to digital media.

Circulation Revenues
The components of Circulation revenues for the years ended December 31, 2014, 2013 and 2012 are as follows (in millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Circulation revenues:
Subscription	$716	$721	$748	(1%)	(4%)
Newsstand	356	389	447	(8%)	(13%)
Other circulation	23	19	15	21%	27%
Total circulation revenues	$1,095	$1,129	$1,210	(3%)	(7%)
Circulation generates approximately one-third of our total revenues and is an important component in determining our advertising revenues since advertising rates depend on circulation and audience. Most of our U.S. magazines are sold primarily by subscription and delivered to subscribers through the mail. Most of our international magazines are sold primarily at newsstands and other retail locations. Subscriptions are sold primarily through our owned websites, direct mail and email solicitations, online advertising, subscription sales agents, marketing agreements with other companies and insert cards in our magazines and other publications. Additionally, digital-only subscriptions and single-copy digital issues of our magazines are sold or distributed through various app stores and other digital storefronts across multiple platforms. We also sell bundled subscriptions that combine print delivery with cross-platform digital access. In 2014 and 2013, subscription sales generated approximately 65% and 64%, respectively, of our total circulation revenues, while newsstand and other sales accounted for the remainder.
Subscription Revenues
Our consumer marketing efforts include centralized direct-to-consumer marketing services for our titles, including customer acquisition and retention, consumer research, financial analysis and other ancillary services by employing a variety of advertising and marketing strategies. These include targeted direct mail, email and online solicitation campaigns conducted using consumer information drawn from our internal marketing databases or leased or purchased from third parties. Overall brand marketing activities are also conducted for our titles via other print, television, online and social media. Other consumer marketing functions for our magazine titles include fulfillment, customer service and database management services, including order and payment processing and call-center support. We also provide fulfillment and related services for certain other publishers’ magazines.
Newsstand Revenues
Newsstand sales include sales through traditional newsstands as well as supermarkets, convenience stores, pharmacies and other retail outlets. Through our retail distribution operations, we market and arrange for the distribution of our magazines and certain other publishers’ magazines to retailers through third-party wholesalers.
Our retail distribution operations, Time Inc. Retail ("TIR") and Marketforce (UK) Ltd. ("Marketforce"), provide services relating to wholesale and retail distribution, billing and marketing. Under arrangements with our retail distribution operations, third-party wholesalers purchase our magazines and the magazines of our publisher clients, and those wholesalers sell and deliver copies of those magazines to individual retailers. Our retail distribution operations are paid by wholesalers for magazines they purchase, less credit for returns of unsold magazines. Our retail distribution operations generally advance funds to our publisher clients based on anticipated sales. Under the contractual arrangements with our publisher clients, in the United States, our publisher clients generally bear the risk of loss for non-payment of any amounts due from wholesalers with respect to their magazines, while in the United Kingdom we generally bear this risk. TIR and Marketforce also administer payments from our publisher clients to retailers for promotional allowances, including for the placement of magazines at retail locations.
Newsstand sales are highly sensitive to cover selection, retail placement and other factors. Our retail distribution operations coordinate with our consumer marketing, fulfillment and content creation groups to implement retail marketing plans and analyze expected demand for individual issues of our magazine titles.
We rely on wholesalers for retail distribution of our magazines. A small number of wholesalers are responsible for a substantial percentage of the wholesale magazine distribution business.
For the year ended December 31, 2014, Circulation revenues decreased 3% as compared to the year ended December 31, 2013 primarily due to lower domestic and international Newsstand revenues of $25 million and $8 million, respectively. Included in Circulation revenues for the year ended December 31, 2014 was $45 million of revenues resulting from the AMG Acquisition and $3 million of revenues from our GEX operations. Included in Circulation revenues for the year ended December 31, 2013 was $15 million of revenues resulting from the AMG Acquisition and $8 million of revenues from our GEX operations. The Wholesaler Transition adversely impacted Newsstand revenues by approximately $14 million in 2014.
The decrease in Circulation revenues for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily due to lower demand for print subscriptions and lower newsstand sales, partially offset by a benefit to Circulation revenues of approximately $15 million from the weaker U.S. dollar relative to the British pound and the increase in Newsstand revenues of approximately $10 million from the March 2014 People magazine price increase. We expect the market conditions associated with our Circulation revenues to continue.
For the year ended December 31, 2013, Circulation revenues decreased primarily due to lower domestic and international Newsstand revenues of $30 million and $28 million, respectively, and lower domestic Subscription revenues of $25 million. We believe the decreases in Circulation revenues for the year ended December 31, 2013 were primarily due to the continued trend of changing consumer spending and consumption habits related to the proliferation of free online and mobile content, as well as the economic environment in the United States and internationally. We also believe the celebrity category was particularly affected by this shift as the availability of free online and mobile content continued to increase.
Other Revenues
Other revenues primarily relate to marketing and support services provided to third-party magazine publishers as well as branded book publishing.
Included within Other revenues are revenues from our subsidiary, Synapse Group, Inc. (“Synapse”), a leading marketer of magazine subscriptions in the United States. Synapse sells subscriptions of our magazines and those of other magazine publishers principally through marketing relationships with brick and mortar retailers, Internet sites, airline frequent flier programs and customer service and direct response call centers.
For the year ended December 31, 2014, Other revenues decreased 2% as compared to the year ended December 31, 2013. Included within Other revenues for the year ended December 31, 2014 was $40 million associated with the AMG Acquisition and $3 million from our GEX operations. Included within Other revenues for the year ended December 31, 2013 was $8 million of revenues associated with the AMG Acquisition and $7 million from our GEX operations. The decrease in Other revenues was primarily attributable to lower revenues at our subscription marketing business of approximately $13 million, the absence of the Fortune Global Forum, which was held in 2013 and occurs every other year (impact of approximately $11 million) and lower revenues of approximately $10 million in our book publishing business, of which $8 million consisted of the impact to our bookazine business from the Wholesaler Transition.
For the year ended December 31, 2013, Other revenues increased 3% compared to the year ended December 31, 2012, primarily due to the AMG Acquisition.

Geographic Concentration of Revenues
A significant majority of our Revenues have been generated in the United States and, to a lesser extent, in the United Kingdom. In 2014, 2013 and 2012, 84%, 83% and 82%, respectively, of our Revenues were generated in the United States, and 13%, 12% and 13%, respectively, of our Revenues were generated in the United Kingdom. We expect the significant majority of our revenues will continue to be generated in the United States for the foreseeable future.
Seasonality
Our quarterly performance typically experiences moderate seasonal fluctuations. Advertising revenues from our magazines and websites are typically higher in the fourth quarter of the year due to higher consumer spending activity and corresponding higher advertiser demand to reach our audiences during this period.
Operating Expenses
The components of Operating expenses for the years ended December 31, 2014, 2013 and 2012 are as follows (in millions):

	Year Ended December 31,			% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Operating expenses:
Costs of revenues:
Production costs	$742	$779	$795	(5%)	(2%)
Editorial costs	435	443	467	(2%)	(5%)
Other	104	100	82	4%	22%
Total costs of revenues(a)	1,281	1,322	1,344	(3%)	(2%)
Selling, general and administrative(a)	1,484	1,446	1,476	3%	(2%)
Asset impairments	26	79	6	(67%)	NM
Goodwill impairment	26	—	—	NM	NM
Restructuring and severance costs	192	63	27	NM	133%
Depreciation	101	85	91	19%	(7%)
Amortization of intangible assets	78	42	36	86%	17%
(Gain) loss on operating assets, net	(87)	(13)	36	NM	NM
Total operating expenses	$3,101	$3,024	$3,016	3%	NM
_______________________

NM	- Not Meaningful

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.
Costs of Revenues
Costs of revenues consist of costs related to the production of magazines and books, editorial costs, as well as other costs. Production costs include paper, printing and distribution costs. A variety of factors affect paper prices and availability, including demand, capacity, raw material and energy costs and general economic conditions. Our current paper supply arrangements are based on an annual request-for-proposal process establishing a non-binding pricing framework for the year. Price and volume adjustments are negotiated from time to time under this pricing framework, typically on a quarterly basis. Effective January 2014, we have combined the bulk of our U.S. printing under multi-year contracts with a single printer. The Board of Governors of the USPS reviews prices for mailing services annually and periodically adjusts postage rates for each class of mail, including periodicals. Although prices and price increases for various USPS products vary, overall average price increases generally are capped by law at the rate of inflation as measured by the Consumer Price Index. In December 2013, the Postal Regulation Commission approved an exigent rate increase and the USPS increased rates by approximately 6% for all classes of mail effective January 2014, and in January 2015, the USPS applied to the Postal Regulation Commission to increase rates by approximately 2% for all classes of mail effective April 2015.
For the year ended December 31, 2014, Costs of revenues decreased as compared to the year ended December 31, 2013 primarily due to a decrease in Production costs and Editorial costs. Production costs decreased due to lower paper prices and reduced printing costs of $47 million, partially offset by higher costs associated with the AMG Acquisition, postal rate increases and foreign currency fluctuations. Editorial costs decreased primarily as a result of previously announced cost savings initiatives. Other costs of revenues, primarily related to production overhead costs, increased $4 million or 4% as compared to the prior year primarily due to digital investments.
For the year ended December 31, 2013, Costs of revenues decreased as compared to the year ended December 31, 2012 primarily due to lower production costs, mainly reflecting lower paper prices and reduced print volume as well as lower editorial costs primarily associated with cost savings initiatives, including savings realized from a significant restructuring in the first quarter of 2013 (the "2013 Restructuring"), which mainly consisted of headcount reductions. The decreases in production and editorial costs for the year ended December 31, 2013 were partially offset by $20 million of increased costs resulting from the AMG Acquisition. Other costs for the year ended December 31, 2013 increased in part due to costs associated with third-party publishers and the 2013 Fortune Global Forum conference.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of circulation promotion, advertising and selling expenses, and personnel and facility costs. For the year ended December 31, 2014, Selling, general and administrative expenses increased as compared to the year ended December 31, 2013 primarily due to higher costs of $61 million resulting from the AMG Acquisition, partially offset by benefits realized from previously announced cost savings initiatives, including savings from restructuring in both the first quarters of 2014 and 2013. Other items increasing Selling, general and administrative expenses for the year ended December 31, 2014 as compared to the year ended December 31, 2013 include stock compensation, in light of the absence of grants in the prior year, public company costs and the Wholesaler Transition.
For the year ended December 31, 2013, Selling, general and administrative expenses decreased as compared to the year ended December 31, 2012 primarily due to cost savings initiatives, including savings realized from the 2013 Restructuring, partly offset by higher costs of $35 million resulting from the AMG Acquisition and a $14 million increase in incentive compensation.
Asset Impairments
The results for the year ended December 31, 2014 include $26 million of fixed asset impairments primarily related to a building held for sale and our exit from certain other leased premises.
The results for the year ended December 31, 2013 included $79 million of noncash impairments, of which $78 million related to certain tradenames. The results for the year ended December 31, 2012 included $6 million of noncash impairments.
Goodwill Impairment
During the second quarter of 2014, we recorded an allocated Goodwill impairment charge of $26 million in connection with the sale of our Mexico-based GEX operations.
Restructuring and Severance Costs
For the years ended December 31, 2014, 2013 and 2012, we incurred Restructuring and severance costs primarily related to headcount reductions and other exit activities. The total number of accrued employee terminations in each of the years ended December 31, 2014, 2013 and 2012, was approximately 1,500, 600 and 170, respectively.

Depreciation
Depreciation was $101 million, $85 million and $91 million for the years ended December 31, 2014, 2013 and 2012, respectively. As a result of the planned relocation of our corporate headquarters (See Note 16, "Commitment and Contingencies," to the accompanying Financial Statements), we have accelerated the depreciation on our current tenant improvements at our New York City headquarters at 1271 Avenue of the Americas. This accelerated depreciation charge affected our results of operations for the year ended December 31, 2014 by approximately $16 million and is expected to impact our 2015 results of operations by approximately $21 million.
Amortization of Intangible Assets
Amortization of intangible assets was $78 million, $42 million and $36 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily related to the classification of certain previously defined indefinite-lived intangibles to finite lives of 17 years effective January 1, 2014.
(Gain) Loss on Operating Assets, Net
During the fourth quarter of 2014, we recognized a pretax gain of $76 million on the sale of our Menlo Park, California property and $9 million on the sale of one of our Birmingham, Alabama properties. During the third quarter of 2014, we recognized a pretax gain of $1 million on the sale of one of our Birmingham, Alabama properties and of $1 million on the sale of our Mexico-based GEX operations.
For the year ended December 31, 2013, we recognized a $13 million pretax gain resulting from the settlement of a pre-existing contractual arrangement with AEP in connection with the AMG Acquisition. For the year ended December 31, 2012, we recognized a $36 million pretax loss in connection with the sale in the first quarter of 2012 of our QSP Business.
Operating Income
Operating income decreased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to higher Restructuring and severance costs, higher Selling, general and administrative expenses and lower Revenues, partially offset by higher gains from the disposition of operating assets.
Operating income decreased for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to lower Revenues, higher Asset impairments and higher Restructuring and severance costs, partially offset by lower Costs of revenues and the absence of the $36 million pretax loss on the sale of the QSP Business recorded in 2012.
Interest Expense, Net
Interest expense, net was $51 million, $3 million and $3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As discussed more fully in Note 9, "Debt," to the accompanying Financial Statements, during the second quarter of 2014, we issued $700 million aggregate principal amount of 5.75% unsecured Senior Notes due 2022 and entered into the Senior Credit Facilities providing for a Term Loan in an initial principal amount of $700 million due 2021 and a $500 million Revolving Credit Facility maturing in 2019. As a result of these transactions, Interest expense, net was substantially higher for periods after the incurrence of such indebtedness than for periods prior thereto.
Other Expense, Net
Other expense, net, which primarily relates to losses from equity method investees, was a loss of $6 million for the year ended December 31, 2014, $1 million for the year ended December 31, 2013, and $3 million for the year ended December 31, 2012.

Income Tax Provision
Income tax provision was $36 million, $125 million and $151 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our effective tax rate was 29%, 38% and 36% for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in the effective tax rate from 2013 to 2014 was primarily due to the utilization of the tax loss generated on the sale of GEX (tax rate benefit of 16%) offset by the effect of foreign operations (tax rate increase of 7%). The increase in the effective tax rate from 2012 to 2013 was primarily due to increases in tax reserves.
Net Income
Net income was $87 million, $201 million and $263 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decreases in 2014 and 2013 as compared 2013 and 2012, respectively, primarily reflected lower Operating income and higher interest expense, partially offset by lower income tax expense.
LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated positive net cash flow from operating activities. Sources of cash primarily include cash flow from operations, amounts available under our Revolving Credit Facility and access to capital markets. Our access to additional borrowings under the Revolving Credit Facility is subject to the satisfaction of customary borrowing conditions, including the absence of any event or circumstance having a material adverse effect on our business. In addition, the obligation of the financial institutions under our Revolving Credit Facility are several and not joint, and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to other sources of capital such as the public bond markets. However, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including (i) our financial condition, prospects and credit rating, (ii) the liquidity of the overall capital markets and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on acceptable terms or at all. As of December 31, 2014, total Cash and cash equivalents were $519 million, including $61 million held by foreign subsidiaries.
The principal uses of cash that affect our liquidity position include the following: operational expenditures including employee costs, paper purchases and capital expenditures; income tax payments; investments in associated entities; acquisitions; dividends; and debt service costs, including interest and principal payments on our Senior Notes and Senior Credit Facilities.
In addition to the acquisitions and dispositions disclosed elsewhere in this annual report on Form 10-K, we have evaluated and expect to continue to evaluate possible acquisitions and dispositions of certain businesses and assets, as well as the possible negotiation of a prepayment of the exit costs for the remaining rent obligations and ancillary costs for the remaining life of the existing lease at our current New York City headquarters. Such transactions may be material and may involve cash, the issuance of other securities or the assumption of indebtedness. In accordance with the provisions of our debt agreements, we are generally required to use the net cash proceeds of asset sales out of the ordinary course of business (including proceeds from sale-leaseback transactions) to prepay our debt unless we invest (or commit to invest) such proceeds in our business within 15 months of receipt. Management has decided to invest the net cash proceeds from our sale-leaseback transactions in 2014 in our business. In addition, use of the proceeds from any sale of the headquarters building of our U.K. operations in London, England is subject to further restriction under the IPC Media Pension Scheme. See Item 1A, "Risk Factors – Adverse changes in the equity markets or interest rates, changes in actuarial assumptions and legislative or other regulatory actions could substantially increase our U.K. pension costs and adversely affect our ability to utilize earnings and proceeds of asset sales from our U.K. operations to invest in our business." Additionally, adverse tax consequences could result from the repatriation to the United States of any such sale proceeds.
In October 2014, our Board of Directors declared an initial dividend of $0.19 per common share to stockholders of record as of the close of business on November 28, 2014. This dividend was paid on December 15, 2014 for a total payment of approximately $21 million. On February 12, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on February 27, 2015 payable on March 13, 2015. We currently intend to continue to declare regular quarterly dividends on our outstanding common stock in respect of each completed fiscal quarter. The declaration and amount of any actual dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions.
Sources and Uses of Cash
Cash and cash equivalents increased by $473 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013; decreased $35 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012; and decreased $14 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The components of these changes are discussed below.
Operating Activities
Details of Cash provided by operations are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Net income	$87	$201	$263
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	179	127	127
Amortization of deferred financing costs and discounts on indebtedness	3	—	—
Asset impairments	26	79	6
Goodwill impairment	26	—	—
(Gain) loss on sale of operating assets	(87)	—	36
Loss on equity method of investee companies, net of cash distributions	12	2	4
Share-based compensation expense relating to equity classified awards	35	18	39
Deferred income taxes	(23)	28	32
All other net, including working capital changes	23	(37)	(46)
Cash provided by operations(a)	$281	$418	$461
___________________________
(a) Includes foreign net income taxes paid of $3 million, $7 million and $12 million for the years ended December 31, 2014, 2013 and 2012, respectively. Includes domestic net income taxes paid of $37 million for the year ended December 31, 2014 and nil for both of the years ended December 31, 2013 and 2012.
The change in Cash provided by operations for the year ended December 31, 2014 as compared with the year ended December 31, 2013 primarily reflected a lower Net income offset by a decrease in cash used for working capital.
The decrease in Cash provided by operations for the year ended December 31, 2013 as compared with the year ended December 31, 2012 primarily reflected lower Net income.

Investing Activities
Details of Cash provided by (used in) investing activities are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Investments and acquisitions, net of cash acquired	$(38)	$10	$(8)
Capital expenditures	(41)	(34)	(34)
Proceeds from dispositions	176	1	16
Cash provided by (used in) investing activities	$97	$(23)	$(26)
Cash provided by investing activities for the year ended December 31, 2014 as compared with the year ended December 31, 2013 increased primarily due to proceeds from the sale of our Menlo Park, California and Birmingham, Alabama facilities and the sale of our Mexico-based GEX operations.
Cash used by investing activities for the year ended December 31, 2013 as compared with the year ended December 31, 2012 decreased slightly as the change due to investments and acquisitions, net of cash acquired exceeded the change in investment proceeds.
Financing Activities
Details of Cash provided by (used in) financing activities are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Proceeds from the issuance of debt	$1,377	$—	$—
Financing costs	(13)	—	—
Principal payments on Term Loan	(4)	—	—
Excess tax benefits from share-based compensation arrangements	—	34	16
Dividends paid	(21)	—	—
Transfer to Time Warner in connection with Spin-Off	(1,400)	—	—
Net transfers from (to) Time Warner	159	(464)	(465)
Cash provided by (used in) financing activities	$98	$(430)	$(449)
Cash provided by financing activities for the year ended December 31, 2014 as compared with the year ended December 31, 2013 increased primarily due to net transfers from Time Warner.
Cash used in financing activities for the year ended December 31, 2013 as compared with the year ended December 31, 2012 decreased primarily due to higher excess tax benefits from equity instruments.

Principal Debt Obligations
Senior Credit Facilities
In connection with the Spin-Off, we entered into the Senior Credit Facilities, consisting of:

•	a Term Loan in an initial principal amount of $700 million with a seven-year maturity; and

•	a $500 million Revolving Credit Facility with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit.
The proceeds from the Term Loan and the Senior Notes (as discussed below) were used in connection with the Time Inc. UK Purchase and to pay Time Warner a special dividend. The credit agreement that governs the Senior Credit Facilities permits us to incur incremental senior secured term loan borrowings under the Senior Credit Facilities, subject to the satisfaction of certain conditions, in an aggregate principal amount not to exceed the sum of $500 million. The Senior Credit Facilities also allow us to incur additional incremental senior secured term loans in unlimited amounts (beyond the $500 million) so long as, on a pro forma basis at the time of incurrence, our consolidated secured net leverage ratio (as defined in the credit agreement that governs the Senior Credit Facilities) does not exceed 2.50x to 1.00x. However, no lender is under any obligation to make any such incremental senior secured term loans to us.
All obligations under the Senior Credit Facilities are fully and unconditionally guaranteed by substantially all of our existing and future direct and indirect wholly owned domestic subsidiaries (subject to certain exceptions). All obligations under the Senior Credit Facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of Time Inc.'s assets and the assets of our guarantor subsidiaries under the Senior Credit Facilities, including a first-priority pledge of all of the capital stock of our subsidiaries directly held by us or the guarantors under the Senior Credit Facilities (which pledge, in the case of the capital stock of any such directly-held foreign subsidiary, is limited to 65% of the voting capital stock and 100% of the non-voting stock of such foreign subsidiary). All then-outstanding principal and interest under the Term Loan is expected to be due and payable on April 24, 2021. All then outstanding principal and interest under the Revolving Credit Facility is expected to be due and payable, and all commitments are expected to terminate under the Revolving Credit Facility, on June 6, 2019.
We are permitted to prepay amounts outstanding under the Senior Credit Facilities at any time. If a prepayment of the Term Loan is made on or prior to the date that is 12 months after the closing date of the Senior Credit Facilities as a result of certain refinancing or repricing transactions, we will be required to pay a fee equal to 1.00% (plus customary breakage fees) of the principal amount of the obligations refinanced or repriced. Subject to certain exceptions, the Term Loan requires us to prepay amounts outstanding thereunder with the net cash proceeds of asset sales out of the ordinary course of business and casualty events if we do not use (or commit to use) such proceeds within 15 months of receipt to invest in our business, including, among other things, by acquiring, maintaining or developing assets useful in our business or making acquisitions permitted under the Senior Credit Facilities. We are required to make quarterly repayments of the Term Loan equal to 0.25% of the aggregate original principal amount.
Borrowings under the Senior Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either a base rate calculated in a customary manner or a eurocurrency rate calculated in a customary manner (subject to a eurocurrency "floor" in the case of the Term Loan). With respect to the Term Loan, the applicable margin will be 2.25% for base rate loans and 3.25% for eurocurrency rate loans. With respect to the Revolving Credit Facility, the applicable margin will be either 1.25% or 1.00% for base rate loans and 2.25% or 2.00% for eurocurrency rate loans, with the rate determined based on our consolidated secured net leverage ratio (as defined in the credit agreement that governs the Senior Credit Facilities) for the relevant fiscal quarter. We are required to pay a quarterly commitment fee under the Revolving Credit Facility equal to 0.375% of the actual daily unused portion of the commitments during the applicable quarter, as well as a letter of credit fee equal to the spread over adjusted LIBOR on the aggregate face amount of outstanding letters of credit under our Revolving Credit Facility, payable in arrears at the end of each quarter. In addition, we pay a fronting fee in respect of letters of credit issued under our Revolving Credit Facility at a rate of 0.125% per annum of the undrawn face amount of each issued letter of credit, payable in arrears at the end of each quarter.

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
The foregoing description of the Senior Credit Facilities is only a summary. We also refer you to the credit agreement that governs the Senior Credit Facilities, which has been filed as an exhibit to our Registration Statement on Form 10 filed with the Securities and Exchange Commission in May 2014.
Senior Notes
In connection with the Spin-Off, we issued the Senior Notes in an aggregate principal amount of $700 million. The Senior Notes are fully and unconditionally guaranteed by substantially all of our wholly-owned domestic subsidiaries and, under certain circumstances, may become guaranteed by other existing or future subsidiaries. The indenture governing the Senior Notes and the Credit Agreement governing the Senior Credit Facilities limit, among other things, our ability and the ability of our subsidiaries to incur or guarantee additional indebtedness or sell preferred or mandatorily redeemable stock; to pay dividends on, make distributions in respect of, repurchase or redeem capital stock; to make investments or acquisitions; to sell, transfer or otherwise dispose of certain assets; to allow liens to exist on our assets; to enter into sale/leaseback transactions; to consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets; or to enter into certain transactions with affiliates. The terms of the credit agreement that governs the Senior Credit Facilities and the indenture that governs the Senior Notes restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.
On or after April 15, 2017, we may redeem the Senior Notes, in whole at any time or in part from time to time, at a premium that will start at 4.313% and decrease over time to zero, plus accrued and unpaid interest (if any) to, but excluding, the redemption date. Prior to April 15, 2017, we may redeem the Senior Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus a customary “make-whole” premium, plus accrued and unpaid interest (if any) to, but excluding, the redemption date. In addition, until April 15, 2017, we may, at any time and from time to time, redeem up to 40% of the aggregate principal amount of the Senior Notes at a redemption price equal to 105.75% of the principal amount of such Senior Notes with the proceeds of certain equity offerings. In the event of a change of control (as defined in the indenture that governs the Senior Notes), the holders of the Senior Notes may require us to purchase for cash all or a portion of their Senior Notes at a purchase price equal to 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest (if any) to, but excluding, the date of purchase.
The net proceeds from the offering of Senior Notes, together with a portion of the net proceeds from the Term Loan, were used to fund the purchase of our Time Inc. UK operations from Time Warner. The remainder was used to pay a special dividend to Time Warner.
The foregoing description of the indenture that governs the Senior Notes is only a summary. We also refer you to the form of indenture that has been filed as an exhibit to our Registration Statement on Form 10 filed with the Securities and Exchange Commission in May 2014.
Other Debt
At December 31, 2013, long-term debt was $38 million, consisting of a non-recourse promissory note issued in connection with the acquisition of certain brand assets of This Old House in 2001. In connection with the Spin-Off, Time Warner assumed our obligations under this promissory note.

Contractual and Other Obligations
Contractual Obligations
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
Lease Obligations
In May 2014, we entered into agreements which will enable us to relocate our New York City headquarters in late 2015 from the Time & Life Building at 1271 Avenue of the Americas to Brookfield Place at 225 Liberty Street. The executed lease at 225 Liberty Street provides us with six floors consisting of 700,000 square feet of space. The lease at 225 Liberty Street commenced in February 2015 and extends through December 31, 2032, although cash payments for rent obligations under the lease are not expected to begin until January 1, 2018. We will recognize rental expense on a straight-line basis over the life of the lease resulting in a noncash rental charge of $26 million for 2015.
In June 2014, the lease obligation for six previously-vacated floors at our current headquarters at 1271 Avenue of the Americas was settled for $50 million. This cash expenditure was taken into account, and funded, in a series of transactions between us and our former parent, Time Warner, that resulted in our holding Cash and cash equivalents of $136 million immediately following the completion of the Spin-Off on June 6, 2014. For the year ended December 31, 2014, we incurred $29 million of incremental charges in connection with the settlement of the lease obligations for six floors at our current headquarters and exit costs previously accrued when we ceased use of those floors. Exit costs for the remaining rent obligations and ancillary costs for the remaining life of our existing lease at our current headquarters are expected to be $144 million; these costs will be expensed in 2015, although the actual cash payments will be spread out from 2015 through 2017 absent a negotiated prepayment with our landlord. The incremental base rent commitments for the new lease at 225 Liberty Street, excluding the impact of the $50 million settlement with our landlord at 1271 Avenue of the Americas, increased our base rental commitments by $527 million over the lease term through December 31, 2032. However, we expect the new lease to result in annual expense savings of approximately $50 million beginning in 2016. Operating lease commitments in connection with this transaction are reflected in the table below.
Sale-Leaseback Transactions
As part of our centralization and consolidation efforts, in the fourth quarter of 2014, we entered into sale-leaseback transactions at our Menlo Park, California and Birmingham, Alabama locations. In connection with these transactions we recognized a pretax gain of approximately $85 million of which $76 million was attributed to our Menlo Park, California location and $9 million to our Birmingham, Alabama location. Operating lease commitments in connection with these transactions are reflected in the table below.

The following table summarizes our aggregate financing and contractual obligations at December 31, 2014 and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payment Due In
	2015	2016	2017	2018	2019	Thereafter	Total
Off-balance sheet arrangements:
Creative talent and employment agreements	$56	$25	$5	$2	$1	$—	$89
Advertising, marketing and sponsorship obligations	12	1	1	—	—	2	16
Information technology and licensed services	26	6	4	3	—	—	39
Programming contracts	4	3	3	—	—	—	10
Other administrative obligations	25	16	10	9	—	—	60
Operating leases(a)(b)	74	68	67	48	47	533	837
Contractual obligations reflected on the balance sheet:
Debt obligations(c)	79	79	78	78	77	1,502	1,893
Benefit plans(d)	37	17	18	20	20	131	243
Total commitments(e)	$313	$215	$186	$160	$145	$2,168	$3,187

(a)
We have long-term, noncancelable operating lease commitments for office space, studio facilities and equipment. Future minimum operating lease payments have been reduced by future minimum sublease income of $31 million in 2015, $28 million in 2016 and $27 million in 2017. Rent expense was $91 million, $82 million and $79 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(b)
During the fourth quarter of 2014, we sold our property in Menlo Park, California for approximately $78 million and agreed to lease back some of the office space from the buyer through 2015. In connection with these transactions, we recognized a pretax gain of $76 million during the fourth quarter of 2014. Additionally, during the fourth quarter of 2014, we sold our properties in Birmingham, Alabama for approximately $58 million and agreed to lease back some of the office space from the buyer through 2015 in two buildings and through 2030 in the third building. In connection with these transactions, we recognized a pretax gain of $9 million. The tax impact of the aforementioned transactions was $3 million, as the capital gain portion of these transactions was offset by capital loss generated from the sale of GEX for federal tax purposes. Lease obligations in connection with these new operating leases are reflected within the table above.

(c)	Includes future payments of principal and interest due on our Term Loan and Senior Notes. Interest on variable rate debt is calculated based on the prevailing interest rate as of December 31, 2014.

(d)
Accrued benefit liability for pension and other postretirement benefit plans is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. A portion of payments under our company-sponsored qualified pension plans will be made out of existing assets of the pension plans and not our cash. For a summary of certain developments that could materially increase our funding obligations under our U.K. pension plans, see Item 1A, "Risk Factors – Adverse changes in the equity markets or interest rates, changes in actuarial assumptions and legislative or other regulatory actions could substantially increase our U.K. pension costs and adversely affect our ability to utilize earnings and proceeds of asset sales from our U.K. operations to invest in our business."

(e)
The contractual obligations table above does not include any liabilities for uncertain income tax positions due to the fact that we are unable to reasonably predict the ultimate amount or timing of settlement of our liabilities for uncertain income tax positions. At December 31, 2014, the liability for uncertain tax positions was $37 million, excluding the related accrued interest liability of $9 million and deferred tax assets of $5 million. See Note 10, "Income Taxes," to the accompanying Financial Statements. Additionally, the contractual obligations table above does not include any liabilities on our Revolving Credit Facility except for customary unused fees. The Revolving Credit Facility was undrawn as of December 31, 2014, except for the $1 million in letters of credit issued thereunder, and we cannot reasonably predict any potential draw downs on the Revolving Credit Facility.

Cash flows associated with the majority of other long-term liabilities reflected in the accompanying Balance Sheets have been excluded from the table because there is no cash outflow associated with them (e.g., deferred revenue) or because the cash outflows associated with them are uncertain or do not meet the definition of a contractual obligation (e.g., deferred taxes, deferred compensation and other miscellaneous items).

Contingencies
We are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law. Refer to Note 16, "Commitment and Contingencies – Legal Proceedings," to the accompanying Financial Statements.
Income Tax Uncertainties
Our operations are subject to tax in various domestic and international jurisdictions and are regularly audited by federal, state and foreign tax authorities. We believe we have appropriately accrued for the expected outcome of all pending tax matters and do not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on our financial condition, future results of operations or liquidity. In connection with the Spin-Off, we entered into the Tax Matters Agreement with Time Warner that requires us to indemnify Time Warner for certain tax liabilities for periods prior to the Spin-Off.
CRITICAL ACCOUNTING POLICIES
Our Financial Statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in those financial statements and accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. We consider policies relating to the following matters to be critical accounting policies:

•	Gross versus Net Revenue Recognition;

•	Sales Returns;

•	Impairment of Goodwill and Intangible Assets; and

•	Income Taxes.
Gross versus Net Revenue Recognition
In the normal course of business, we act as or use an intermediary or agent in executing transactions with third parties. In connection with these arrangements, we must determine whether to report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commission or other payment to third parties is recorded as expense so that the net amount (gross revenues less expense) is reflected in Operating income. Accordingly, the impact on Operating income is the same whether we record revenue on a gross or net basis.
The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in the transaction. If we are acting as a principal in a transaction, we report revenue on a gross basis. If we are acting as an agent in a transaction, we report revenue on a net basis. The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement. We serve as the principal in transactions in which we have substantial risks and rewards of ownership.
For example, as a way to generate magazine subscribers, we sometimes use third-party marketing partners to secure subscribers and, in exchange, the marketing partners receive a percentage of the Circulation revenues generated. We record revenues from subscriptions generated by the marketing partner, net of the fees paid to the marketing partner, primarily because the marketing partner (i) has the primary contact with the customer including ongoing customer service, (ii) performs all of the billing and collection activities, and (iii) passes the proceeds from the subscription to us after deducting its commission.
Sales Returns
Management’s estimate of magazine and product sales that will be returned is an area of judgment affecting Revenues and Net income. In estimating magazine and product sales that will be returned, management analyzes vendor sales of our magazines and products, historical return trends, economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any magazine and product sale that provides the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. Total sales returns reserves for magazines and product sales as of December 31, 2014 and 2013 were $180 million and $211 million, respectively. As of December 31, 2014, a 10% increase in the level of sales returns reserves would have decreased revenues by approximately $9 million.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Goodwill is tested for impairment at the reporting unit level. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business or whether the operations are similar such that they should be aggregated for purposes of the impairment test. We have one operating segment. For purposes of the goodwill impairment test, management has concluded that we have one reporting unit.
In assessing Goodwill for impairment, we have the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, we are not required to perform any additional tests in assessing Goodwill for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, then we are required to perform the first step of a two-step impairment review process. The first step of the two-step process involves a comparison of the estimated fair value of our reporting unit to its carrying amount. In performing the first step, we determine the fair value of our reporting unit using a combination of a market-based approach and a discounted cash flow ("DCF") analysis, equally weighting the estimated fair value from each approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates and perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on our most recent budgets and long range plans and, when applicable, various growth rates are assumed for years beyond the current long range plan period. Discount rate assumptions are based on an assessment of market rates as well as the risk inherent in the future cash flows included in the budgets and long range plans. Our market-based approach utilized our market capitalization and a control premium. The second step, if necessary, involves a comparison of the implied fair value of our reporting unit’s goodwill against the carrying value of that goodwill.
At December 31, 2014, we elected not to perform a qualitative assessment of Goodwill and instead proceeded to perform a quantitative impairment test. The results of the quantitative test did not result in any impairment of Goodwill because the fair value of our reporting unit exceeded its carrying value. Hypothetically, had the fair value of our reporting unit been lower by 10% as of December 31, 2014, the carrying value of our reporting unit would have exceeded its fair value as of December 31, 2014. If this were to occur, the second step of the impairment review process would need to be performed to determine the amount of impairment loss to record. The significant assumptions utilized in the 2014 DCF analysis were a discount rate of 10.5% and a terminal growth rate of 1.0%, which resulted in an estimated fair value of approximately $3.2 billion. In applying the market approach we calculated the common equity value using the closing price of our common stock on December 31, 2014. We multiplied the closing stock price of $24.61 by the 109.05 million common shares outstanding, indicating a common equity value of approximately $2.7 billion on a non-controlling basis. In order to determine the value of the common equity on a controlling basis, a control premium was applied. We utilized data from FactSet Mergers and Capital IQ for all transactions involving U.S. companies during the past 12 months and for transactions involving U.S. companies with the same industry classification as us over various time periods. The data indicated a wide range of control premiums ranging from 2% to 69% for deals that have taken place in the last three years and we conservatively selected 10% as a control premium. Applying a control premium of 10% resulted in an estimated fair value of the common equity on a controlling basis of approximately $3 billion.

When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value of the business being disposed of. An allocated Goodwill impairment charge of $26 million was recorded during the second quarter of 2014 in connection with the impending sale of our Mexico-based GEX operations.
In assessing intangible assets not subject to amortization for impairment, we also have the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If we determine that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then we are not required to perform any additional tests for assessing intangible assets for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, then we are required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
At December 31, 2014, we did not have intangible assets not subject to amortization and thus did not perform a qualitative or quantitative assessment. Effective January 1, 2014, certain tradenames with a carrying value totaling approximately $586 million that were previously assigned indefinite lives were assigned finite lives of 17 years.
Income Taxes
Prior to the Spin-Off, Time Warner and its domestic subsidiaries, including Time Inc., filed a consolidated U.S. federal income tax return. For periods prior to the Spin-Off, Income taxes as presented in the Financial Statements attribute current and deferred income taxes of Time Warner to us in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the accounting guidance for income taxes. Our income tax provision is prepared using the separate return method. The separate return method applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a separate taxpayer and a stand-alone enterprise.
Income taxes are provided using the asset and liability method, such that income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses and tax credit carry-forwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required with respect to the determination of whether or not a valuation allowance is required for certain deferred tax assets. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carry-forwards acquired in acquisitions accounted for using the acquisition method of accounting is recognized in the Statements of Operations.
Prior to the Spin-Off, our domestic operations were included in the Time Warner domestic consolidated tax returns and payments to all domestic tax authorities were made by Time Warner on our behalf. We generally filed our own foreign tax returns and made our own foreign tax payments. Time Warner did not maintain a tax sharing agreement with us and generally did not charge us for any tax payments it made, and it did not reimburse us for the utilization of our tax attributes. Because our tax liabilities computed under the separate return method were in most instances not settled with Time Warner, the difference between any settled amounts and the computed liability under the separate return method were treated as either a dividend or capital contribution.
From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on our interpretation of tax laws and regulations. In the normal course of business, these tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the tax provision for financial reporting purposes, we establish a reserve for uncertain tax positions unless such positions are determined to be more likely than not to be sustained upon examination based on their technical merits. There is considerable judgment involved in determining whether positions taken on our tax returns are more likely than not to be sustained.
The tax reserve estimates are adjusted periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. Our policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense. For further information, see Note 10, "Income Taxes," to the accompanying Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Time Inc.:
We have audited the accompanying consolidated and combined balance sheets of Time Inc. as of December 31, 2014 and 2013, and the related consolidated and combined statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Time Inc. at December 31, 2014 and 2013, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.
/s/   Ernst & Young LLP
New York, New York
February 26, 2015

TIME INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$519	$46
Receivables, less allowances of $255 and $281	488	489
Inventories, net of reserves	48	56
Deferred tax assets	84	75
Prepaid expenses and other current assets	117	97
Total current assets	1,256	763

Property, plant and equipment, net	369	534
Intangible assets subject to amortization, net	1,085	582
Intangible assets not subject to amortization	—	586
Goodwill	3,117	3,162
Other assets	73	47
Total assets	$5,900	$5,674

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$621	$534
Deferred revenue	458	449
Current portion of long-term debt	7	—
Total current liabilities	1,086	983

Long-term debt	1,368	38
Deferred tax liabilities	313	313
Deferred revenue	94	135
Other noncurrent liabilities	168	163
Commitments and contingencies (Note 16)

Stockholders' Equity
Common stock, $0.01 par value, 400 million shares authorized; 109.05 million shares issued and outstanding at December 31, 2014	1	—
Preferred stock, $0.01 par value, 40 million shares authorized; none issued	—	—
Additional paid-in-capital	12,665	—
Time Warner investment	—	4,158
Accumulated deficit	(9,626)	—
Accumulated other comprehensive loss, net	(169)	(116)
Total stockholders' equity	2,871	4,042
Total liabilities and stockholders' equity	$5,900	$5,674

See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Advertising	$1,775	$1,807	$1,819
Circulation	1,095	1,129	1,210
Other	411	418	407
Total revenues	3,281	3,354	3,436
Costs of revenues	1,295	1,337	1,357
Selling, general and administrative expenses	1,571	1,516	1,554
Amortization of intangible assets	78	42	36
Restructuring and severance costs	192	63	27
Asset impairments	26	79	6
Goodwill impairment	26	—	—
(Gain) loss on operating assets, net	(87)	(13)	36
Operating income	180	330	420
Interest expense, net	51	3	3
Other expense, net	6	1	3
Income before income taxes	123	326	414
Income tax provision	36	125	151
Net income	$87	$201	$263

Per share information attributable to Time Inc. common stockholders:
Basic net income per common share	$0.80	$1.85	$2.41
Weighted average basic common shares outstanding	109.10	108.94	108.94
Diluted net income per common share	$0.80	$1.85	$2.41
Weighted average diluted common shares outstanding	109.52	108.94	108.94
Cash dividends declared per share of common stock	$0.19	$—	$—

See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS
OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$87	$201	$263

Other comprehensive income, net of tax:

Foreign currency translation:
Unrealized (losses) gains occurring during the period	(41)	31	43
Reclassification adjustment for losses on foreign currency realized in net income	(1)	—	—
Net foreign currency translation (losses) gains	(42)	31	43

Benefit obligations:
Unrealized losses occurring during the period	(16)	(4)	(26)
Reclassification adjustment for gains realized in net income	5	2	1
Net benefit obligations	(11)	(2)	(25)

Other comprehensive (loss) income	(53)	29	18

Comprehensive income	$34	$230	$281

See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock	Additional Paid-in Capital	Time Warner Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance, December 31, 2011	$—	$—	$4,611	$—	$(163)	$4,448
Net income	—	—	263	—	—	263
Other comprehensive income	—	—	—	—	18	18
Net transactions with Time Warner	—	—	(445)	—	—	(445)
Balance, December 31, 2012	$—	$—	$4,429	$—	$(145)	$4,284
Net income	—	—	201	—	—	201
Other comprehensive income	—	—	—	—	29	29
Net transactions with Time Warner	—	—	(472)	—	—	(472)
Balance, December 31, 2013	$—	$—	$4,158	$—	$(116)	$4,042
Net income	—	—	(69)	156	—	87
Other comprehensive loss	—	—	—	—	(53)	(53)
Dividends	—	(21)	—	—	—	(21)
Equity-based compensation and other	—	33	2	—	—	35
Net transactions with Time Warner	—	—	(1,219)	—	—	(1,219)
Conversion of Time Warner Investment	1	12,653	(2,872)	(9,782)	—	—
Balance, December 31, 2014	$1	$12,665	$—	$(9,626)	$(169)	$2,871

See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$87	$201	$263
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	179	127	127
Amortization of deferred financing costs and discounts on indebtedness	3	—	—
Asset impairments	26	79	6
Goodwill impairment	26	—	—
(Gain) loss on sale of operating assets	(87)	—	36
Loss on equity method of investee companies, net of cash distributions	12	2	4
Share-based compensation expense relating to equity classified awards	35	18	39
Deferred income taxes	(23)	28	32
Changes in operating assets and liabilities:
Receivables	(19)	67	79
Inventories	9	32	(2)
Prepaid expenses and other assets	(36)	(27)	—
Accounts payable and other liabilities	35	(94)	(130)
Other, net	34	(15)	7
Cash provided by operations	281	418	461

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(38)	10	(8)
Capital expenditures	(41)	(34)	(34)
Proceeds from dispositions	176	1	16
Cash provided by (used in) investing activities	97	(23)	(26)

FINANCING ACTIVITIES
Proceeds from the issuance of debt	1,377	—	—
Financing costs	(13)	—	—
Principal payments on Term Loan	(4)	—	—
Excess tax benefits from share-based compensation arrangements	—	34	16
Dividends paid	(21)	—	—
Transfer to Time Warner in connection with Spin-Off	(1,400)	—	—
Net transfers from (to) Time Warner	159	(464)	(465)
Cash provided by (used in) financing activities	98	(430)	(449)
Effect of exchange rate changes on Cash and cash equivalents	(3)	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	473	(35)	(14)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46	81	95
CASH AND CASH EQUIVALENTS, END OF PERIOD	$519	$46	$81

See accompanying notes.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Time Inc. together with its subsidiaries (collectively, the "Company", "we", "us" or "our") is one of the world's leading media companies, with a monthly global print audience of over 120 million and more than 120 million monthly visitors to its worldwide digital properties, including over 50 websites. Our influential brands include People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly, Travel + Leisure, Cooking Light, Fortune and Food & Wine, as well as more than 50 diverse titles in the United Kingdom such as Decanter and Horse & Hound. Time Inc. is home to celebrated events and franchises including the Fortune 500, Time 100, People’s Sexiest Man Alive, Sports Illustrated’s Sportsman of the Year, the Food & Wine Classic in Aspen, the Essence Festival and the biennial Fortune Global Forum. Hundreds of thousands of people attend our live media events each year. We also provide content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including subscription sales services for magazines and other products, retail distribution and marketing services and customer service and fulfillment services, for ourselves and third-party clients, including other magazine publishers.
The Spin-Off
On June 6, 2014 (the "Distribution Date"), we completed the legal and structural separation of our business (the "Spin-Off") from Time Warner Inc. ("Time Warner"). The Spin-Off was completed by way of a pro rata dividend on the Distribution Date of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014 (the "Record Date") based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held (the "Distribution"). Following the Spin-Off, Time Warner stockholders became the owners of 100% of the outstanding shares of common stock of Time Inc. and Time Inc. began operating as an independent, publicly-traded company with its common stock trading on The New York Stock Exchange ("NYSE") under the symbol "TIME". In connection with the Spin-Off, we and Time Warner entered into the separation and distribution agreement dated June 4, 2014 (the "Separation and Distribution Agreement") and certain other related agreements which govern our relationship with Time Warner following the Spin-Off. (See Note 17, "Relationship Between Time Inc. and Time Warner After the Spin-Off").
Basis of Presentation
Prior to the Spin-Off, our combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Time Warner. Our financial statements as of December 31, 2013 and for the years ended December 31, 2013 and 2012 were prepared on a combined basis and presented as carve-out financial statements, as we were not a separate consolidated entity prior to the Distribution Date. These statements reflect the combined historical results of operations, financial position and cash flows of Time Warner’s publishing segment, which consisted principally of its magazine publishing business and related websites and operations managed by Time Inc.  (the "TW Publishing Segment"). Subsequent to the Distribution Date, the financial statements as of and for the year ended December 31, 2014 are presented on a consolidated basis as we became a separate consolidated entity.
Our consolidated balance sheet as of December 31, 2014 consists of our consolidated balances subsequent to the Spin-Off. The balances reflect the assets and liabilities that were historically included in the TW Publishing Segment, as well as assets and liabilities transferred to us as part of an internal reorganization effectuated by Time Warner in connection with the Spin-Off. All assets and liabilities included in our consolidated balance sheet as of December 31, 2014 are recorded on a historical cost basis. Our combined balance sheet as of December 31, 2013 consists of the combined balances of the TW Publishing Segment. The consolidated and combined balance sheets will be referred to as the "Balance Sheets" herein.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Our consolidated and combined statements of operations (the "Statements of Operations") for the years ended December 31, 2014, 2013 and 2012 include allocations of general corporate expenses for certain support functions that were provided on a centralized basis by Time Warner prior to the Distribution Date and not recorded at the business unit level, such as expenses related to cash management and other treasury services, administrative services (such as tax, human resources and employee benefit administration) and certain global marketing and IT services. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated or combined revenues, operating income, headcount or other measures. We believe the assumptions underlying the consolidated and combined financial statements (the "Financial Statements"), including the assumptions regarding allocating general corporate expenses from Time Warner, are reasonable. Nevertheless, the Financial Statements may not include all of the actual expenses that would have been incurred by us and may not reflect our consolidated and combined results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. In connection with the Spin-Off, we entered into agreements with Time Warner that either did not exist historically or that have different terms than the terms of arrangements or agreements that existed prior to the Spin-Off. In addition, our historical financial information prior to the Spin-Off does not reflect changes that we are experiencing as a result of the separation from Time Warner, including changes in the financing, operations, cost structure and personnel needs of our business. During the years ended December 31, 2014, 2013 and 2012, we incurred $6 million, $17 million and $17 million, respectively, of expenses related to charges for administrative services performed by Time Warner. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications did not have a material impact on our Financial Statements.
For purposes of our Financial Statements for periods prior to the Spin-Off, income tax expense has been recorded as if we filed tax returns on a stand-alone basis separate from Time Warner. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a stand-alone entity for the periods prior to the Distribution Date. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of our actual tax balances prior to or subsequent to the Spin-Off. Prior to the Spin-Off, our operating results were included in Time Warner’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, we expect to file our initial U.S. income tax return for the period from June 7, 2014 through December 31, 2014 in 2015. The income tax accounts reflected in the Balance Sheet as of December 31, 2014 include income taxes payable and deferred taxes allocated to us at the time of the Spin-Off and taxes associated with our post-Spin-Off operations. The calculation of our income taxes involves considerable judgment and the use of both estimates and allocations.
The financial position and operating results of our foreign operations are combined or consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Translation gains or losses on assets and liabilities are included as a component of Accumulated other comprehensive loss, net.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Combination
For periods prior to the Distribution Date, our Financial Statements include certain assets and liabilities that had historically been held at Time Warner but were specifically identifiable or otherwise attributable to us. All significant intracompany transactions and accounts within our consolidated and combined businesses have been eliminated. All significant intercompany transactions between Time Warner and us before the Spin-Off have been included within Time Warner investment in these Financial Statements. For periods after the Distribution Date the consolidated Financial Statements include the accounts of Time Inc. and its wholly-owned and majority owned subsidiaries after elimination of all significant intercompany transactions.
Use of Estimates
The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Financial Statements and accompanying disclosures. Actual results could differ from those estimates.
Significant estimates and judgments inherent in the preparation of these Financial Statements include accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, magazine and product returns, pension and other postretirement benefits, equity-based compensation, income taxes, contingencies, litigation matters, reporting revenue for certain transactions on a gross versus net basis and the determination of whether certain entities should be consolidated.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Our cash equivalents consist of money market mutual funds.
Concentration of Credit Risk
Cash and cash equivalents are maintained with several financial institutions. We have deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk. There is also limited credit risk with respect to the money market mutual funds in which we invest as these funds all have issuers, guarantors and/or other counterparties of reputable credit.
Receivables are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible. As of December 31, 2014, one customer comprised approximately 5% of our total net receivable balance. There was no significant concentration of credit risk as of December 31, 2013. We generally do not require collateral or other security to support our financial instruments subject to credit risk.
Sales Returns
Management’s estimate of magazine and product sales that will be returned is an area of judgment affecting Revenues and Net income. In estimating magazine and product sales that will be returned, management analyzes vendor sales of our magazines and products, historical return trends, economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any magazine and product sale that provides the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. Total sales returns reserves for magazines and product sales as of December 31, 2014 and 2013 were $180 million and $211 million, respectively. As of December 31, 2014, a 10% increase in the level of sales returns reserves would have decreased revenues by approximately $9 million.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts
We monitor customers’ accounts receivable aging, and a provision for estimated uncollectible amounts is maintained based on customer payment levels, historical experience and management’s views on trends in the overall receivable aging. In addition, for larger accounts, we perform analyses of risks on a customer-specific basis. At December 31, 2014 and 2013, total reserves for doubtful accounts were approximately $75 million and $70 million, respectively. Bad debt expense recognized during the years ended December 31, 2014, 2013 and 2012 totaled $11 million, $13 million and $19 million, respectively.
Investments
Investments in companies in which we have significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when we own between 20% and 50% of a voting interest in the investee, hold substantial management rights or hold an interest of less than 20% in an investee that is a limited liability partnership or limited liability corporation that is treated as a flow-through entity. Under the equity method of accounting, only our investment in and amounts due to and from the equity investee are included in the Balance Sheets; only our share of the investee’s earnings (losses) is included in the Statements of Operations; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee are included in the Statements of Cash Flows. Additionally, the carrying value of investments accounted for using the equity method of accounting is adjusted downward to reflect any other-than-temporary declines in value. At December 31, 2014 and 2013, investments accounted for using the equity method were $20 million and $11 million, respectively, and were recorded in Other assets on the Balance Sheets.
Investments in companies in which we do not have a controlling interest or over which we are unable to exert significant influence are generally accounted for at market value if the investments are publicly traded. If the investment or security is not publicly traded, the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported, net of tax, in Accumulated other comprehensive loss, net, until the investment is sold or considered impaired, at which time the realized gain or loss is included in Other expense, net. Dividends and other distributions of earnings from both market-value investments and investments accounted for at cost are included in Other expense, net, when declared.
Variable Interest Entities
We consolidate all variable interest entities ("VIEs") in which we are deemed to be the primary beneficiary and all other entities in which we have a controlling voting interest. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. We periodically make judgments in determining whether our investees are VIEs and, each reporting period, we assess whether we are the primary beneficiary of any of our VIEs. Our consolidated VIE primarily consists of our video content and distribution partnership formed in the fourth quarter of 2014 where we (i) have the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and (ii) have the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. The assets of this VIE are used solely to settle obligations of the VIE and its general creditors are without recourse to us. Total assets and liabilities of the VIE as of December 31, 2014 were insignificant.
Fair Value Measurements
We have various financial instruments that are measured at fair value on a recurring basis, including certain marketable securities and derivatives. We measure assets and liabilities using inputs from the following three levels of the fair value hierarchy: (i) inputs that are quoted prices in active markets for identical assets or liabilities (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

assets or liabilities (“Level 2”); and (iii) unobservable inputs that require the entity to use its own best estimates about market participant assumptions (“Level 3”).
We monitor our position with, and the credit quality of, the financial institutions which are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2014, we did not anticipate nonperformance by any of the counterparties.
Our derivative instruments are recorded on the Balance Sheets at fair value as either an asset or a liability. Changes in the fair value of recorded derivatives are recognized in earnings unless specific hedge accounting criteria are met. From time to time, we may use financial instruments to hedge our limited exposures to foreign currency exchange risks primarily associated with payments made to certain vendors. These derivative contracts are economic hedges and are not designated as cash flow hedges. We record the changes in the fair value of these items in current earnings. There were no foreign exchange forward contracts outstanding as of December 31, 2014. The notional amount of foreign exchange forward contracts with foreign currency risk outstanding as of December 31, 2013 was not significant.
Our assets measured at fair value on a nonrecurring basis include investments, long-lived assets and Goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually as of December 31 for Goodwill. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of these assets are considered to be Level 3 measurements.
Inventories
Inventories mainly consist of paper, books and other merchandise and are stated at the lower of cost or estimated realizable value. Cost is determined using the first-in, first-out method for books and the average cost method for paper and other merchandise. Returned merchandise included in Inventory is valued at estimated realizable value, but not in excess of cost.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over an estimated useful life of 3 to 30 years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining lease term. Costs associated with the repair and maintenance of property are expensed as incurred. Changes in circumstances, such as technological advances or changes to our business model or capital strategy could result in the actual useful lives differing from the original estimates. In those cases where we determine that the useful life of property, plant and equipment should be shortened, we would depreciate the asset over its revised estimated remaining useful life, thereby increasing depreciation expense.
Operating Leases
For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the applicable lease terms. The term used for straight-line rent expense is calculated initially from the date we obtain possession of the leased premises through the expected lease termination date.
Capitalized Software
We capitalize certain costs incurred in connection with developing or obtaining internal use software. Costs incurred in the preliminary project stage are expensed. All direct costs incurred to develop internal use software during the development stage are capitalized and amortized using the straight-line method over the estimated useful lives, generally between three and five years. Costs such as maintenance and training are expensed as incurred.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Foreign Currency Translation
Financial statements of subsidiaries operating outside the United States whose functional currency is not the U.S. Dollar are translated at the rates of exchange on the balance sheet date for assets and liabilities and at average rates of exchange for revenues and expenses during the period. Translation gains or losses on assets and liabilities are included as a component of Accumulated other comprehensive loss, net.
Intangible Assets
We have a significant number of intangible assets, including tradenames and customer lists. We do not recognize the fair value of internally generated intangible assets. Intangible assets acquired in business combinations are recorded at the acquisition date fair value in the Balance Sheets.
Asset Impairments
Investments
Our investments consist of (i) investments carried at fair value, including available-for-sale securities and certain deferred compensation-related investments, (ii) investments accounted for using the cost method of accounting and (iii) investments accounted for using the equity method of accounting. We regularly review our investments for impairment, including when the carrying value of an investment exceeds its related market value. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Factors we consider in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the security in relation to its cost basis, (ii) the financial condition of the investee and (iii) our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.
For investments accounted for using the cost or equity method of accounting, we evaluate information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financing at an amount below the cost basis of our investment.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Goodwill is tested for impairment at the reporting unit level. A reporting unit is either the "operating segment level" or one level below, which is referred to as a "component." The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business or whether the operations are similar such that they should be aggregated for purposes of the impairment test. We have one operating segment. For purposes of the goodwill impairment test, management has concluded that we have one reporting unit.
In assessing Goodwill for impairment, we have the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, we are not required to perform any additional tests in assessing Goodwill for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, then we are required to perform the first step of a two-step impairment review process. The first step of the two-step process involves a comparison of the estimated fair value of our reporting unit to its carrying amount. In performing the first step, we determine the fair value of our reporting unit using a combination of a market-based approach and a discounted cash flow ("DCF") analysis, equally weighting the estimated fair value from each approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates and perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on our most recent budgets and long range plans and, when applicable, various growth rates are assumed for years beyond the current long range plan period. Discount rate assumptions are based on an

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

assessment of market rates as well as the risk inherent in the future cash flows included in the budgets and long range plans. Our market-based approach utilized our market capitalization and a control premium. The second step, if necessary, involves a comparison of the implied fair value of our reporting unit’s goodwill against the carrying value of that goodwill.
At December 31, 2014, we elected not to perform a qualitative assessment of Goodwill and instead proceeded to perform a quantitative impairment test. The results of the quantitative test did not result in any impairment of Goodwill because the fair value of our reporting unit exceeded its carrying value. Had the fair value of our reporting unit been hypothetically lower by 10% as of December 31, 2014, the carrying value of our reporting unit would have exceeded its fair value as of December 31, 2014. If this were to occur, the second step of the impairment review process would need to be performed to determine the amount of impairment loss to record. The significant assumptions utilized in the 2014 DCF analysis were a discount rate of 10.5% and a terminal growth rate of 1.0%, which resulted in an estimated fair value of approximately $3.2 billion. In applying the market approach we calculated the common equity value using the closing price of our common stock on December 31, 2014. We multiplied the closing stock price of $24.61 by the 109.05 million common shares outstanding, indicating a common equity value of approximately $2.7 billion on a non-controlling basis. In order to determine the value of the common equity on a controlling basis, a control premium was applied. We utilized data from FactSet Mergers and Capital IQ for all transactions involving U.S. companies during the past 12 months and for transactions involving U.S. companies with the same industry classification as us over various time periods. The data indicated a wide range of control premiums ranging from 2% to 69% for deals that have taken place in the last three years and we conservatively selected 10% as a control premium. Applying a control premium of 10% resulted in an estimated fair value of the common equity on a controlling basis of approximately $3 billion.
When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value of the business being disposed of. An allocated Goodwill impairment charge of $26 million was recorded during the second quarter of 2014 in connection with the then impending sale of our Mexico-based operations, Grupo Editorial Expansión ("GEX").
In assessing intangible assets not subject to amortization for impairment, we also have the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If we determine that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then we are not required to perform any additional tests for assessing intangible assets for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, then we are required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
At December 31, 2014, we did not have intangible assets not subject to amortization and thus did not perform a qualitative or quantitative assessment. Effective January 1, 2014, certain tradenames with a carrying value totaling approximately $586 million that were previously assigned indefinite lives were assigned finite lives of 17 years.
Long-Lived Assets
Long-lived assets, including finite-lived intangible assets (e.g., tradenames, customer lists and property, plant and equipment), do not require that an annual impairment test be performed. Instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for continued use requires a comparison of cash flows expected to be generated over the useful life of an asset or group of assets ("asset group") against the carrying value of the asset group. An asset group is established by identifying the lowest level of cash flows generated by the asset or group of assets that are largely independent of the cash flows of other assets. If the intent is to hold the asset group for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against its carrying value. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the estimated fair value

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

of the asset group and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset group. If the intent is to hold the asset group for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale and there is an active program to locate a buyer), the impairment test involves comparing the asset group’s carrying value to its estimated fair value less cost to sell. To the extent the carrying value is greater than the estimated fair value less cost to sell, an impairment loss is recognized for the difference. Significant judgments in this area involve determining the appropriate asset group level at which to test, determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value. During 2014, we recorded fixed asset impairment charges of approximately $26 million, primarily as a result of a building we classified as held for sale and our exit from certain other leased properties.
Retirement Benefit Obligations
Our employees have historically participated in various funded and unfunded non-contributory defined benefit and defined contribution pension plans and other post-retirement benefit plans administered by Time Warner (the "Pension Plans"). Prior to the Spin-Off, the Statements of Operations included expenses related to these shared plans including direct expenses related to our employees as well as allocations of expenses related to corporate employees through the corporate expense allocations. Effective January 1, 2014, we adopted a defined contribution savings plan and deferred compensation plan for our employees in the U.S. In addition, we have our own defined benefit and defined contribution pension plans covering certain international employees. Obligations for certain other plans remained with Time Warner following the Spin-Off.
Pension benefits are based on formulas that reflect the participating employees’ years of service and compensation. The expense recognized by us is determined using certain assumptions, including the expected long-term rate of return of plan assets, the interest factor implied by the discount rate and rate of compensation increases, among others. We recognize the funded status of our defined benefit plans as an asset or liability in the Balance Sheets and recognize changes in the funded status in the year in which the changes occur through Accumulated other comprehensive loss, net in the Balance Sheets. We use a December 31 measurement date for our plans. For more information, see Note 14, "Benefit Plans."
Earnings (Loss) Per Common Share
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
The determination and reporting of earnings per common share requires the inclusion of certain of our time-based restricted stock units ("RSUs") where such securities have the right to share in dividends, if declared, equally with common stockholders. During periods in which we generate net income, such participating securities have the effect of diluting both basic and diluted earnings per common share. During periods of net loss, no effect is given to participating securities, since they do not share in the losses of the Company.
On the Distribution Date, approximately 108.94 million shares of our common stock were distributed to Time Warner stockholders as of the Record Date. This share amount is being utilized for the pro forma calculation of both basic and diluted earnings (loss) per common share for all years presented prior to the Distribution Date as no equity-based Time Inc. awards were outstanding prior to June 6, 2014 and Time Inc. was a wholly-owned subsidiary of Time Warner prior to that date.
Equity-Based Compensation
Prior to the consummation of the Spin-Off, our employees were eligible to participate in Time Warner’s equity plans pursuant to which they were granted awards of Time Warner common stock. The equity-based payments recorded by us prior to the Spin-Off included the expense associated with our employees.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Following the Spin-Off, our employees no longer actively participate in the Time Warner equity plans. Active, non-retirement eligible employees who held Time Warner equity awards at the time of the Spin-Off were treated as if their employment with Time Warner was terminated without cause. For most of our employees, this treatment resulted in the forfeiture of unvested stock options and shortened exercise periods for vested stock options. The treatment also resulted in the pro rata vesting of the next installment of, and forfeiture of the remainder of, their RSUs. Following the Spin-Off in June 2014, we granted these employees Time Inc. RSUs under the Time Inc. 2014 Omnibus Incentive Compensation Plan (the "Omnibus Incentive Plan") with a value intended to equal the intrinsic value of their forfeited Time Warner options and RSUs and with substantially the same vesting schedule as the forfeited awards (the "Replacement Awards"). Such Time Inc. RSUs granted to replace forfeited Time Warner awards provide awardees with a right to any cash dividends that may be declared on the underlying Time Inc. common stock. These awards approximated 1.8 million RSUs.
The Omnibus Incentive Plan provides for various types of equity awards, including stock options, stock appreciation rights, restricted shares, RSUs, unrestricted shares of common stock, phantom shares, dividend equivalents, performance share units, performance-based RSUs and other awards, or a combination of any of the above. We have granted stock options and RSUs to our employees. Originally, 12.5 million shares were reserved for issuance under the Omnibus Incentive Plan.
The total grant-date fair value of an award granted as part of the Replacement Awards to an employee who has reached a specified age and years of service as of the grant date is recognized as compensation expense immediately upon grant as there is no required service period for these awards (the "Retirement Eligibility Provision").
In accordance with the terms of our Chief Executive Officer's and our Executive Vice President and Chief Financial Officer's employment agreements and associated equity award agreements, Time Warner stock options and RSUs held by these two executives at the time of the Spin-Off were converted into Time Inc. equity awards with the same general terms and conditions as the original awards (the "Conversion Awards"). RSUs granted under the Conversion Awards have the right to any cash dividend that may be declared on the underlying Time Inc. common stock.
Additionally, in June 2014, our Board of Directors approved and granted approximately 1.7 million RSUs and approximately 1.1 million stock options under the Omnibus Incentive Plan. Unlike the Conversion Awards and Replacement Awards, these awards do not provide awardees with a right to any dividend that may be declared on the underlying Time Inc. common stock, however, certain employees were provided with the Retirement Eligibility Provision on their awards.
We record compensation expense based on the equity awards granted to our employees. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in Costs of revenues or Selling, general and administrative expenses depending on the job function of the grantee on a straight-line basis (net of estimated forfeitures) over the period during which an employee is required to provide services in exchange for the award. Also, excess tax benefits realized are reported as a financing cash inflow.
The grant-date fair value of an RSU is determined based on the closing sale price of Time Inc.’s common stock on the NYSE Composite Tape on the date of grant.
The grant-date fair value of a stock option is estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. Time Inc. determines the volatility assumption for these stock options using implied volatilities data from a Time Inc. peer group. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise behavior of Time Inc.’s employees. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. Time Inc. determines the expected dividend yield percentage by dividing the expected annual dividend of Time Inc. by the market price of Time Inc.’s common stock at the date of grant. For more information, see Note 13, "Equity-Based Compensation."

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Non-Employee Directors' Stock Grant and Deferred Compensation

We provide each non-employee director of the Company with an annual grant of RSUs under the Omnibus Incentive Plan valued at $100 thousand based on the fair value of the Company’s common stock on the date of grant. Approximately $1 million of RSUs (covering approximately 37 thousand shares of common stock) were granted to our non-employee directors in 2014 and such awards are scheduled to vest in June 2015 on the one-year anniversary of the grant date. Each non-employee director has the right to defer the receipt of the shares otherwise issuable upon vesting of his or her RSUs either until a specified month no earlier than January of the year after the year in which the RSUs are scheduled to vest or, alternatively, in one, two or three equal annual installments commencing in January of the year after the year in which the director separates from service on the Company’s board of directors. During the deferral period that begins after the scheduled RSU vesting date, the directors’ deferral accounts will be credited with dividend equivalents on their deferred and undistributed common stock in the same amounts and on the same dates as stockholders generally receive dividends. Such dividend equivalents are payable in cash at the conclusion of the deferral period. Through December 31, 2014, none of the RSU grants to our non-employee directors had vested and accordingly no dividend equivalent had been earned.
Revenues
Revenues are recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is reasonably assured. We consider the terms of each arrangement to determine the appropriate accounting treatment.
Advertising Revenues
Advertising revenues are recognized at the magazine cover date, net of agency commissions. Advertising revenues from websites are recognized as impressions are delivered or as the services are performed. Customer payments received in advance of the performance of advertising services are recorded as Deferred revenue in the Balance Sheets.
Circulation Revenues
Circulation revenues include revenues from subscription sales and revenues generated from single-copy sales of magazines through retail outlets such as newsstands, supermarkets, convenience stores and drugstores and on certain digital devices and platforms, which may or may not result in future subscription sales. Circulation revenues are recognized at the magazine cover date, net of estimated returns. The unearned portion of magazine subscriptions is deferred until the later of the magazine cover date or when a trial subscription period ends, at which time a proportionate share of the gross subscription price is included in revenues, net of any commissions paid to subscription agents.
In addition, incentive payments are made to wholesalers and retailers primarily related to favorable placement of our magazines. Depending on the incentive program, these payments can vary based on the number of copies sold or be fixed, and are presented in the Financial Statements as a reduction of revenues. For the years ended December 31, 2014, 2013 and 2012 incentive payments made to wholesalers and retailers primarily related to favorable placement of our magazines were $75 million, $85 million and $85 million, respectively.
Other Revenues
Other revenues principally include amounts related to marketing and support services provided to third-party magazine publishers and other branded book and "bookazine" publishing as well as conferences and events. Other revenues are generally recognized as performance occurs.
Multiple Element Arrangements
In the normal course of business, we enter into multiple-element transactions that involve making judgments about allocating the consideration to the various elements of the transactions. While the more common type of multiple-element transactions we encounter involve the sale or purchase of multiple products or services, multiple-element transactions can also involve contemporaneous purchase and sales transactions, the settlement of an outstanding dispute contemporaneous with the purchase of a product or service, as well as investing in an investee while at the same time

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

entering into an operating agreement. In accounting for multiple-element transactions, judgment must be exercised in identifying the separate elements in a bundled transaction as well as determining the values of these elements. These judgments can impact the amount of revenues, expenses and net income recognized over the term of the contract, as well as the period in which they are recognized.
In determining the value of the respective elements, we refer to market prices (where available), historical and comparable cash transactions or our best estimate of selling price. In certain transactions, evidence of value for one element of a transaction may provide support that the value was not transferred from one element in a transaction to another element in a transaction.
Gross versus Net Revenue Recognition
In the normal course of business, we act as or use an intermediary or agent in executing transactions with third parties. In connection with these arrangements, we must determine whether to report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as expense so that the net amount (gross revenues less expense) is reflected in Operating income. Accordingly, the impact on Operating income is the same whether we record revenue on a gross or net basis.
The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in the transaction. If we are acting as a principal in a transaction, we report revenue on a gross basis. If we are acting as an agent in a transaction, we report revenue on a net basis. The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement. We serve as the principal in transactions in which we have substantial risks and rewards of ownership.
For example, as a way to generate magazine subscribers, we sometimes use third-party marketing partners to secure subscribers and, in exchange, the marketing partners receive a percentage of the Circulation revenues generated. We record revenues from subscriptions generated by the marketing partner, net of the fees paid to the marketing partner, primarily because the marketing partner (i) has the primary contact with the customer including ongoing customer service, (ii) performs all of the billing and collection activities and (iii) passes the proceeds from the subscription to us after deducting its commission.
Barter Transactions
We enter into transactions that involve the exchange of advertising or finished goods inventory, in part, for other products and services, which are recorded at the estimated fair value of the advertising or inventory surrendered if the fair value of the product or service received is less evident. Revenues from barter transactions are recognized when advertising or inventory is provided, and expenses are recognized when services are received. Revenues from barter transactions included in the Statements of Operations were $20 million, $28 million and $27 million in 2014, 2013 and 2012, respectively. Expenses from barter transactions included in the Statements of Operations were $22 million, $28 million and $26 million in 2014, 2013 and 2012, respectively.
Costs of Revenues
Costs of revenues primarily relate to production (e.g., paper, printing and distribution) and editorial costs. Production costs directly related to publications are expensed in the period that revenue is recognized for a publication (e.g., on the cover date of a magazine). Staff costs recognized as Costs of revenues are expensed as incurred.
Accounting for Collaborative Arrangements
Prior to the Spin-Off, we engaged in a partnership with Turner Broadcasting System, Inc. ("Turner"), a subsidiary of Time Warner, to jointly operate CNNMoney.com, a financial news and information website. The primary source of revenue for this arrangement was advertising revenue earned by the website. In accounting for this arrangement, we recorded Advertising revenues for the advertisements sold on the website and recorded a charge in Selling, general and administrative expenses to reflect Turner's share of the net profits. For the years ended December 31, 2014, 2013 and

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2012, Revenues recognized related to this arrangement were $17 million, $49 million and $46 million, respectively, and amounts recorded in Selling, general and administrative expenses related to Turner’s share of the net profits were $2 million, $9 million and $9 million, respectively. This arrangement was terminated effective June 1, 2014.
Advertising Costs
Advertising costs principally relate to subscriber acquisition costs, including direct mail costs, and are expensed as incurred. Advertising expense to third parties for the years ended December 31, 2014, 2013 and 2012 were $169 million, $183 million and $195 million, respectively.
Shipping and Handling
Costs incurred for shipping and handling are reflected in Costs of revenues in the Statements of Operations.
Deferred Financing Costs
Costs incurred to obtain debt are deferred and amortized to interest expense using the effective interest rate method over the term of the related debt.
Income Taxes
Prior to the Spin-Off, Time Warner and its domestic subsidiaries, including Time Inc., filed a consolidated U.S. federal income tax return. For periods prior to the Spin-Off, Income taxes as presented in the Financial Statements attribute current and deferred income taxes of Time Warner to us in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the accounting guidance for income taxes. Our income tax provision is prepared using the separate return method. The separate return method applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a separate taxpayer and a stand-alone enterprise.
Income taxes are provided using the asset and liability method, such that income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating losses, capital losses and tax credit carry-forwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required with respect to the determination of whether or not a valuation allowance is required for certain deferred tax assets. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and general business credit carry-forwards acquired in acquisitions accounted for using the acquisition method of accounting is recognized in the Statements of Operations.
Prior to the Spin-Off, our domestic operations were included in the Time Warner domestic consolidated tax returns and payments to all domestic tax authorities were made by Time Warner on our behalf. We generally filed our own foreign tax returns and made our own foreign tax payments. Time Warner did not maintain a tax sharing agreement with us and generally did not charge us for any tax payment it made, and it did not reimburse us for the utilization of our tax attributes. Because our tax liabilities computed under the separate return method were in most instances not settled with Time Warner, the difference between any settled amount and the computed liability under the separate return method was treated as either a dividend or capital contribution.
From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax free, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on our interpretation of tax laws and regulations. In the normal course of business, these tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the tax provision for financial reporting purposes, we establish a reserve for uncertain tax positions unless such positions are determined to be more likely than not of being sustained upon examination based on their technical merits. There is

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

considerable judgment involved in determining whether positions taken on our tax returns are more likely than not of being sustained.
The tax reserve estimates are adjusted periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. Our policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense. For further information, see Note 10, "Income Taxes."
Recent Accounting Guidance
Accounting Guidance Adopted in 2014
Presentation of Unrecognized Tax Benefits
On January 1, 2014, we adopted, on a prospective basis, guidance that requires a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of a jurisdiction or the tax law of a jurisdiction does not require it, and we do not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of this guidance has not had a significant impact on our Financial Statements.
Accounting Guidance Not Yet Adopted
In January 2015, guidance was issued which eliminates from GAAP the concept of extraordinary items. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The guidance may be applied prospectively or retrospectively and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This guidance is not expected to have a material impact on our Financial Statements upon adoption.
In August 2014, guidance was issued that establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. This guidance is not expected to have a material impact on our Financial Statements upon adoption.
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
In May 2014, guidance was issued that establishes a new revenue recognition framework in GAAP for all companies and industries. The core principle of the guidance is that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The guidance includes a five-step framework to determine the timing and amount of revenue to recognize related to contracts with customers. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework. The guidance will become effective on either a full or modified retrospective basis for the Company on January 1, 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated guidance will have on our Financial Statements and related disclosures.
In April 2014, guidance was issued that raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that has

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity's continuing involvement with a discontinued operation following disposal, and retained equity method investments in a discontinued operation. This guidance became effective on a prospective basis for us on January 1, 2015 and is not expected to have a material impact on our Financial Statements.
Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Financial Statements upon adoption.
3. DISPOSITIONS AND ACQUISITIONS
Dispositions
Grupo Editorial Expansión ("GEX")
In August 2014, the sale of our Mexico-based GEX operations was consummated for approximately $41 million. During the second quarter of 2014, we recorded an allocated Goodwill impairment charge of $26 million in connection with the impending sale. During the third quarter of 2014, we recorded a gain of $1 million within (Gain) loss on operating assets, net upon consummation of the sale. Our GEX operations published 11 magazines in print in Mexico and operated 10 websites. GEX revenues for the years ended December 31, 2014, 2013 and 2012 represented less than 2% of our overall revenues during each of those years. The sale is not expected to have a significant impact on our continuing operations or financial results. However, we will continue our licensing arrangements with GEX which allow GEX to publish InStyle and Travel + Leisure magazines in Mexico. Revenues for these licensing arrangements are not significant to our overall results of operations.
QSP
In 2012, we sold, solely in exchange for contingent consideration, assets primarily comprising the school fundraising business, QSP, and recognized a $36 million loss in connection with the sale.
Acquisitions
Affluent Media Group ("AMG")
In October 2013, we acquired Time Inc. Affluent Media Group (formerly known as American Express Publishing Corporation or "AEP") ("AMG Acquisition"), including Travel + Leisure and Food & Wine magazines and their related websites. We also entered into a multi-year agreement to publish Departures magazine on behalf of American Express Company. In connection with the purchase, we recognized a pretax gain of $13 million in the fourth quarter of 2013 resulting from the settlement of the pre-existing contractual arrangement with AEP pursuant to which we previously provided management services to AEP's publishing business.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4. INVESTMENTS
Our investments included within Other assets on the accompanying Balance Sheets consist of equity-method investments, investments in marketable securities, including available-for-sale securities, and cost-method investments. Our investments, by category, consisted of the following (in millions):

	December 31,
	2014	2013
Equity-method investments:
120 Sports(a)	$13	$—
HFE(b)	—	8
Other(c)	7	3
Investments in marketable securities:
Available-for-sale securities(d)	—	1
Deferred compensation investments, recorded at fair value(e)	2	—
Cost-method investments(f)	3	3
Total	$25	$15
_______________________

(a)	We acquired a 20% interest in 120 Sports during the second quarter of 2014. This investment yielded $7 million of equity losses for the year ended December 31, 2014.

(b)	Our partnership with HFE in Mexico terminated in conjunction with the sale of GEX in August 2014.

(c)
Our other equity-method investments primarily consist of joint ventures in our international operations. Equity gains (losses) and foreign currency movements on these investments were not significant for the years ended December 31, 2014, 2013 and 2012. Additionally, in the fourth quarter of 2014 we acquired an interest in an e-commerce fashion marketplace start-up company.

(d)
Available-for-sale securities are recorded at fair value in the Balance Sheets, and the realized gains and losses are included as a component of Other expense, net in the Statements of Operations. Gains and losses reclassified from Accumulated other comprehensive loss, net to Other expense, net in the Statements of Operations are determined based on the specific identification method. Our available-for-sale securities primarily consisted of equity securities and were liquidated in the fourth quarter of 2014 with cash proceeds of approximately $1 million, resulting in a gain of less than $1 million.

(e)
Other investments recorded at fair value included investments in a Rabbi Trust as part of a deferred compensation plan. Assets in the trust consist of debt and equity securities and offset the liability of the deferred compensation plan. Gains and losses on such trading securities as of December 31, 2014 were insignificant.

(f)	We use available qualitative and quantitative information to evaluate all cost-method investments for impairment at least quarterly.
For the years ended December 31, 2014, 2013 and 2012, we did not have significant writedowns of our investments which were deemed to be other-than-temporary.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

5. FAIR VALUE MEASUREMENTS
A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy distinguishes between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require us to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2014 and 2013, respectively (in millions):

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$210	$—	$—	$210	$—	$—	$—	$—
Trading securities(a):
Diversified debt securities	—	1	—	1	—	—	—	—
Diversified equity securities	1	—	—	1	—	—	—	—
Available-for-sale securities:
Equity securities	—	—	—	—	1	—	—	1
Liabilities:
Deferred compensation obligation(b)	—	—	(5)	(5)	—	—	—	—
Other - liabilities(c)	—	—	(4)	(4)	—	—	—	—
Total(d)	$211	$1	$(9)	$203	$1	$—	$—	$1
_______________________

(a)	Consisted of investments related to deferred compensation.

(b)
In connection with the Tax Matters Agreement with Time Warner, we are required to indemnify Time Warner for international equity awards in connection with our employees' exercises of stock compensation awards granted by Time Warner. The fair value of this obligation, as included within Accounts payable and accrued expenses and Other noncurrent liabilities on the accompanying Balance Sheets as of December 31, 2014, was estimated at $5 million. This fair value was derived using a Black-Scholes model and is considered a Level 3 measurement. Adjustments to fair value of this obligation are included as a component of Other expense, net in the Statements of Operations.

(c)
Our other liabilities included within Other noncurrent liabilities on the accompanying Balance Sheets as of December 31, 2014 consist primarily of a put option liability related to an equity method investment, the fair value of which was derived using a lattice model which is considered a Level 3 measurement. Adjustments to fair value of this obligation are included as a component of Other expense, net in the Statements of Operations.

(d)	We primarily apply the market approach for valuing recurring fair value measurements. During the years ended December 31, 2014 and 2013, there were no transfers of securities between levels.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table reconciles the beginning and ending balance of our liabilities classified as Level 3 (in millions):

	December 31,
	2014	2013
Balance as of the beginning of the period	$—	N/A
Issuances	20	N/A
Settlements	(13)	N/A
Fair value adjustment	2	N/A
Transfers in and/or out of Level 3	—	N/A
Balance as of the end of the period	$9	N/A
_______________________

N/A	- Not applicable.
Other Financial Instruments
Our other financial instruments, including our term loan (the "Term loan") and our 5.75% senior notes (the "Senior Notes"), are not required to be carried on our Balance Sheets at fair value. However, the following table summarizes the fair value of each of our significant debt instruments based on quoted market prices for similar issues or on the current rates offered to us for instruments of the same remaining maturities (in millions):

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan	$684	$691	$—	$—
5.75% Senior Notes	691	676	—	—
This Old House Promissory Note	—	—	38	38
	$1,375	$1,367	$38	$38
Our Term Loan and Senior Notes were originally issued at a discount of $13 million and $10 million, respectively. Such discounts are being amortized under the effective interest method over the respective terms of the debt instruments. Fair value estimates related to our debt instruments presented above and considered a Level 3 measurement are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and include uncertainties and matters of significant judgments and therefore cannot be determined with precision. Changes in assumptions, including changes in our company risk profile or changes in market interest rates, could significantly affect the estimates. Unrealized gains or losses on debt do not result in realization or expenditure of cash and generally are not recognized in the Financial Statements unless the debt is retired prior to its maturity.
The carrying value for the majority of our other financial instruments approximates fair value due to the short-term nature of the financial instrument or because the financial instrument is of a longer-term nature and is recorded on a discounted basis. For the remainder of our other financial instruments, differences between carrying value and fair value were not significant as of December 31, 2014. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchanges or an over-the-counter market. In case a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Non-Financial Instruments
The majority of our non-financial instruments, which include Goodwill, Intangible assets, Inventories and Property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for Goodwill and indefinite-lived intangible assets) a non-financial instrument is required to be evaluated for impairment. If we were to determine that the non-financial instrument were impaired, we would be required to write down the non-financial instrument to its fair value.
During the year ended December 31, 2014, we classified one of our buildings as an asset held for sale within Prepaid expenses and other current assets on the accompanying Balance Sheets. As a result, we recorded a noncash impairment charge of $20 million to write down the value of the building to its fair value less costs to sell. The resulting fair value measurement was considered to be a Level 3 measurement and was determined using a market approach.
Additionally, during the year ended December 31, 2014, we recorded an allocated Goodwill impairment charge of $26 million in connection with the sale of our Mexico-based GEX operations. The assumptions used to allocate Goodwill were consistent with those used in our overall goodwill impairment analysis and included projected future cash flows from our 2014 budget and long-range plan, a discount rate of 10.5% and a terminal growth rate of 1.0%. The resulting fair value measurement was considered a Level 3 measurement and was primarily determined using an income approach.
During the year ended December 31, 2013 and as a result of our annual impairment analysis of indefinite-lived intangible assets, as well as in connection with triggering events affecting two of our tradenames, we recorded noncash impairments of $79 million to write down the value of certain tradenames and software costs to $489 million. The resulting fair value measurement was considered to be a Level 3 measurement and was determined using an income approach with assumptions for cash flows associated with the use and eventual disposition of the assets.
6. INVENTORIES
Inventories consisted of (in millions):

	December 31,
	2014	2013
Inventories:
Raw material - paper	$36	$40
Work in process	—	1
Finished goods	12	15
Total inventories	$48	$56
Work in process inventory primarily relates to books in production that have not yet been completed. Finished goods inventory primarily relates to books and other merchandise.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of (in millions):

	Useful Lives (in years)	December 31,
		2014	2013
Land(a)	N/A	$55	$75
Buildings and improvements(a)	30	505	631
Capitalized software costs	3 - 5	340	354
Furniture, fixtures and other equipment	3 - 10	292	352
		1,192	1,412
Accumulated depreciation and amortization(b) (c)		(834)	(890)
Construction in progress(d)		11	12
Total property, plant and equipment, net(e)		$369	$534
_______________________

N/A	- Not applicable.

(a)
During the fourth quarter of 2014, we sold our property in Menlo Park, California for approximately $78 million and agreed to lease back office space from the buyer through 2015. In connection with these transactions, we recognized a pretax gain of $76 million during the fourth quarter of 2014. Additionally, during the fourth quarter of 2014, we sold our properties in Birmingham, Alabama for approximately $58 million and agreed to lease back office space from the buyer through 2015 in two buildings and through 2030 in the third building. In connection with these transactions, we recognized a pretax gain of $9 million during the fourth quarter of 2014. The tax impact of the aforementioned transactions was $3 million, as the capital gain portion of the transactions was offset by capital loss generated from the sale of GEX for federal tax purposes.

(b)
As a result of the planned relocation of our corporate headquarters (See Note 16, "Commitment and Contingencies"), we have accelerated the depreciation on our current tenant improvements at our New York City headquarters at 1271 Avenue of the Americas. This accelerated depreciation charge impacted our results of operations for the year ended December 31, 2014 by approximately $16 million and is expected to impact our 2015 results of operations by approximately $21 million.

(c)	Accumulated depreciation and amortization included accumulated amortization of capital software of approximately $309 million and $322 million as of December 31, 2014 and 2013, respectively.

(d)	Amounts in 2014 primarily relate to capitalized software costs and leasehold improvements in connection with our new headquarters lease. Amounts in 2013 primarily relate to capitalized software costs.

(e)
During the first quarter of 2014, we classified one of our buildings as an asset held for sale within Prepaid expenses and other current assets on the accompanying Balance Sheets. As a result, we recorded a noncash impairment charge of $20 million to write down the value of the building to its fair value less costs to sell. We incurred additional fixed asset impairment charges of approximately $6 million during 2014, primarily as a result of our exit from other leased properties.

For the years ended December 31, 2014, 2013 and 2012, Depreciation and amortization expense related to Property, plant and equipment was $101 million, $85 million and $91 million, respectively, of which $17 million, $19 million and $22 million related to capitalized software costs, respectively. Based on the current amount of amortization expense, the amortization expense on capitalized software for the succeeding five years and thereafter as of December 31, 2014 is as follows (in millions):

2015	$13
2016	9
2017	5
2018	3
2019	1
Thereafter	—
Total	$31

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following summary sets forth the change in Goodwill during the years ended December 31, 2014 and 2013, respectively (in millions):

Balance, December 31, 2012	$3,150
Foreign exchange movements	12
Balance, December 31, 2013	$3,162
Acquisitions(a)	10
Dispositions(b)	(3)
Impairments(c)	(26)
Foreign exchange movements	(26)
Balance, December 31, 2014	$3,117
__________________________
(a) Acquisitions during the year ended December 31, 2014 relate to our purchase of Cozi Inc. during the second quarter of 2014.
(b) In connection with our sale of our Mexico-based GEX operations in August 2014, the remaining Goodwill of $3 million was written off.

(c)	An allocated Goodwill impairment charge of $26 million was recognized during the second quarter of 2014 in connection with the impending sale of our Mexico-based GEX operations.
Intangible Assets
Intangible assets consisted of the following (in millions):

	Weighted Average Useful Life (in years)	December 31,
		2014	2013
Intangible assets subject to amortization:
Tradenames (a) (b)	20	$1,472	$904
Customer lists and other intangible assets (c)	5	562	566
Total gross intangible assets subject to amortization		2,034	1,470
Accumulated amortization(d)		(949)	(888)
Total net intangible assets subject to amortization		1,085	582
Intangible assets not subject to amortization (a)	Indefinite	—	586
Total net intangible assets		$1,085	$1,168
__________________________

(a)
Effective January 1, 2014, certain tradenames with a carrying value totaling approximately $586 million that were previously assigned indefinite lives have been assigned finite lives of 17 years. We recorded amortization expense of approximately $34 million (approximately $21 million net of tax) on these tradenames during the year ended December 31, 2014.

(b)	During the year ended December 31, 2014, tradenames decreased approximately $14 million in connection with the sale of our Mexico-based GEX operations and $4 million from foreign currency movements.

(c)
Customer lists and other intangible assets decreased approximately $9 million in connection with the sale of our Mexico-based GEX operations. This decrease was partially offset by an increase of $5 million from other intangible assets acquired in connection with the Cozi Inc. acquisition during the second quarter of 2014.

(d)
Accumulated amortization on tradenames was $397 million and $336 million as of December 31, 2014 and 2013, respectively. Accumulated amortization on customer lists and other intangible assets was $552 million as of both December 31, 2014 and 2013, respectively. The increase in accumulated amortization on intangible assets for the year ended December 31, 2014 was primarily due to amortization expense of approximately $78 million, partially offset by the write-off of intangible assets in connection with the sale of our Mexico-based GEX operations and foreign currency movements.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Amortization expense related to amortizable intangible assets, net was $78 million, $42 million and $36 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized. The weighted average useful life of tradenames is approximately 20 years primarily based on the period that a majority of the future cash flows from these intangible assets will be generated. The weighted average useful life of customer lists and other intangible assets is approximately five years and represents the period over which these intangible assets are expected to contribute directly or indirectly to our future cash flows.
Based on the current amount of amortizable expense of intangible assets, the estimated amortization expense for each of the succeeding five years and thereafter is as follows (in millions):

2015	$75
2016	70
2017	69
2018	68
2019	68
Thereafter	735
Total	$1,085
Annual Impairment Assessments
Goodwill and indefinite-lived intangible assets are tested annually for impairment during the fourth quarter of each fiscal year or earlier upon the occurrence of certain events or substantive changes in circumstances. The performance of our annual impairment analysis did not result in any impairments of Goodwill in 2014, 2013 or 2012 with the exception of $26 million of allocated Goodwill written off in connection with the sale of our Mexico-based GEX operations in August 2014. However, we continue to experience declines in our print advertising and circulation revenues as a result of market conditions in the magazine publishing industry. If market conditions worsen, if the market price of our publicly traded common stock declines, or if our performance fails to meet current expectations, it is possible that the carrying value of our reporting unit will exceed its fair value, which could result in the recognition of a noncash impairment of Goodwill that could be material. Refer to Note 2, "Summary of Significant Accounting Policies," for the assumptions used in our Goodwill impairment test.
9. DEBT
Our debt obligations consisted of the following (in millions):

	December 31,
	2014	2013
5.75% Senior Notes	$700	$—
Senior Credit Facilities:
Term Loan B	696	—
Revolving Credit Facility	—	—
Other debt	—	38
Unamortized discount	(21)	—
Total debt obligations	1,375	38
Less: Current portion of long-term debt	7	—
Noncurrent debt obligations	$1,368	$38

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Future maturities of debt as of December 31, 2014 are as follows (in millions):

2015	$7
2016	7
2017	7
2018	7
2019	7
Thereafter	1,361
Total future maturities	1,396
Unamortized discount	(21)
Total debt obligations	$1,375
Senior Notes and Senior Credit Facilities
On April 29, 2014, we issued $700 million aggregate principal amount of Senior Notes due April 15, 2022 in a private offering. The Senior Notes are fully and unconditionally guaranteed by substantially all of our wholly-owned domestic subsidiaries and, under certain circumstances, may become guaranteed by other existing or future subsidiaries. On or after April 15, 2017, we may redeem the Senior Notes, in whole at any time or in part from time to time, at a premium that will start at 4.313% and decrease over time to zero, plus accrued and unpaid interest (if any) to, but excluding, the redemption date. Prior to April 15, 2017, we may redeem the Senior Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus a customary “make-whole” premium, plus accrued and unpaid interest (if any) to, but excluding, the redemption date. In addition, until April 15, 2017, we may, at any time and from time to time, redeem up to 40% of the aggregate principal amount of the Senior Notes at a redemption price equal to 105.75% of the principal amount of such Senior Notes plus accrued and unpaid interest with the proceeds of certain equity offerings. In the event of a change of control (as defined in the indenture that governs the Senior Notes), the holders of the Senior Notes may require us to purchase for cash all or a portion of their Senior Notes at a purchase price equal to 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest (if any) to, but excluding, the redemption date. Interest paid on the Senior Notes for the year ended December 31, 2014 was approximately $19 million.
As of December 31, 2014, interest payments on our Senior Notes for the next five years and thereafter until maturity in 2022 is expected to be as follows (in millions):

2015	$40
2016	40
2017	40
2018	40
2019	40
Thereafter	101
Total	$301
On April 24, 2014, we entered into senior secured credit facilities (the "Senior Credit Facilities") providing for a Term Loan in an aggregate principal amount of $700 million with a seven-year maturity and a $500 million revolving credit facility with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit (the "Revolving Credit Facility"). The Revolving Credit Facility will be used for working capital and other general corporate purposes. The Term Loan was funded on May 29, 2014. The Revolving Credit Facility was available as of the Spin-Off but has remained undrawn as of December 31, 2014 except for utilization for letters of credit in the face amount of approximately $1 million.
All obligations under the Senior Credit Facilities are fully and unconditionally guaranteed by substantially all of our existing and future direct and indirect wholly-owned domestic subsidiaries (subject to certain exceptions). All

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

obligations under the Senior Credit Facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of Time Inc.'s assets and the assets of our guarantor subsidiaries under the Senior Credit Facilities, including a first-priority pledge of all of the capital stock of our subsidiaries directly held by Time Inc. or the guarantors under the Senior Credit Facilities (which pledge, in the case of the capital stock of any such directly-held foreign subsidiary, is limited to 65% of the voting capital stock and 100% of the non-voting stock of such foreign subsidiary). All then-outstanding principal and interest under the Term Loan is expected to be due and payable on April 24, 2021. All then outstanding principal and interest under the Revolving Credit Facility is expected to be due and payable, and all commitments are expected to terminate under the Revolving Credit Facility, on June 6, 2019.
The credit agreement that governs the Senior Credit Facilities permits us to incur incremental senior secured term loan borrowings under the Senior Credit Facilities, subject to the satisfaction of certain conditions, in an aggregate principal amount up to $500 million. The Senior Credit Facilities also allow us to incur additional incremental senior secured term loans in unlimited amounts (beyond the $500 million) so long as, on a pro forma basis at the time of incurrence, our consolidated secured net leverage ratio (as defined in the credit agreement that governs the Senior Credit Facilities) does not exceed 2.50 to 1.00. However, no lender is under any obligation to make any such incremental senior secured term loans to us.
We are permitted to prepay amounts outstanding under the Senior Credit Facilities at any time. If a prepayment of the Term Loan is made on or prior to the date that is 12 months after the closing date of the Senior Credit Facilities as a result of certain refinancing or repricing transactions, we will be required to pay a fee equal to 1.00% (plus customary breakage fees) of the principal amount of the obligations refinanced or repriced. Subject to certain exceptions, the Term Loan requires us to prepay amounts outstanding thereunder with the net cash proceeds of asset sales out of the ordinary course of business and casualty events if we do not use (or commit to use) such proceeds within 15 months of receipt to invest in our business, including, among other things, by acquiring, maintaining or developing assets useful in our business or making acquisitions permitted under the Senior Credit Facilities. We are required to make quarterly repayments of the Term Loan equal to 0.25% of the aggregate original principal amount. A principal payment of approximately $4 million was made on the Term Loan during the year ended December 31, 2014. Interest paid on the Term Loan for the year ended December 31, 2014 was approximately $15 million.
As of December 31, 2014 principal payments and interest payments based on prevailing rates as of December 31, 2014 on our Term Loan for the next 5 years and thereafter until maturity in April 2021 are expected to be as follows (in millions):

	Principal Payments	Interest Payments
2015	$7	$30
2016	7	30
2017	7	29
2018	7	29
2019	7	29
Thereafter	661	40
Total	$696	$187
Borrowings under the Senior Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either a base rate calculated in a customary manner or a eurocurrency rate calculated in a customary manner (subject to a eurocurrency "floor" in the case of the Term Loan). With respect to the Term Loan, the applicable margin will be 2.25% for base rate loans and 3.25% for eurocurrency rate loans. With respect to the Revolving Credit Facility, the applicable margin will be either 1.25% or 1.00% for base rate loans and 2.25% or 2.00% for eurocurrency rate loans, with the rate determined based on our consolidated secured net leverage ratio (as defined in the credit agreement that governs the Senior Credit Facilities) for the relevant fiscal quarter. We are required to pay a quarterly commitment fee under the Revolving Credit Facility equal to 0.375% of the actual daily unused portion of the commitments during the applicable quarter, as well as a letter of credit fee equal to the spread over adjusted LIBOR on the aggregate face amount of outstanding letters of credit under our Revolving Credit Facility, payable in arrears at the end of each quarter.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In addition, we pay a fronting fee in respect of letters of credit issued under our Revolving Credit Facility at a rate of 0.125% per annum of the undrawn face amount of each issued letter of credit, payable in arrears at the end of each quarter.
As of December 31, 2014 commitment fees on our Revolving Credit Facility through its maturity in June 2019 were expected to be as follows (in millions):

2015	$2
2016	2
2017	2
2018	2
2019	1
Total	$9
The indenture governing the Senior Notes and the credit agreement governing the Senior Credit Facilities limit, among other things, our ability and the ability of our subsidiaries to incur or guarantee additional indebtedness or sell preferred or mandatorily redeemable stock; to pay dividends on, make distributions in respect of, repurchase or redeem capital stock; to make investments or acquisitions; to sell, transfer or otherwise dispose of certain assets; to allow liens to exist on our assets; to enter into sale/leaseback transactions; to consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets; or to enter into certain transactions with affiliates. These debt agreements restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations. With respect to the Revolving Credit Facility only, we are also required to maintain a consolidated secured net leverage ratio (as defined in the credit agreement that governs the Senior Credit Facilities) not to exceed 2.75 to 1.00, as tested at the end of each fiscal quarter.
In connection with the issuance of the Senior Notes and Senior Credit Facilities, we incurred deferred financing costs of approximately $13 million, which are being amortized to Interest expense, utilizing the effective interest method, over the terms of the Senior Notes and Senior Credit Facilities. The Term Loan was originally issued at a discount of approximately $13 million and the Senior Notes were originally issued at a discount of approximately $10 million. Debt discount is being amortized using the effective interest method over the terms of the Term Loan and the Senior Notes, respectively. For the year ended December 31, 2014 we incurred amortization expense on deferred financing costs and discounts on indebtedness of approximately $3 million.
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

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10. INCOME TAXES
The income tax accounts reflected in the Balance Sheets as of December 31, 2014 include income taxes payable and deferred taxes allocated to us at the time of the Spin-Off and our post-Spin-Off activities. Prior to the Spin-Off, our domestic operations were included in the Time Warner domestic consolidated tax returns, and payments to all domestic tax authorities were made by Time Warner on our behalf. We generally filed our own foreign tax returns and made our own foreign tax payments. Time Warner did not maintain a tax sharing agreement with us and generally did not charge us for any tax payments it made. In addition, it did not reimburse us for the utilization of our tax attributes. For periods prior to the Spin-Off, the income taxes are computed and reported in the Financial Statements under the separate return method. The separate return method applies the accounting guidance for income taxes to the Financial Statements as if we were a separate taxpayer and an independent enterprise. The calculation of our income taxes involves considerable judgment and requires the use of both estimates and allocations.
Domestic and foreign income before income taxes were as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Domestic	$122	$312	$347
Foreign	1	14	67
Total	$123	$326	$414
The significant components of our Income tax provision were as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Federal:
Current	$44	$79	$86
Deferred	(21)	25	26
Foreign
Current(a)	2	3	14
Deferred	(1)	(1)	2
State and Local:
Current	13	15	18
Deferred	(1)	4	5
Total(b)	$36	$125	$151
__________________________

(a)	Includes foreign withholding taxes of $1 million in each of the years ended December 31, 2014, 2013 and 2012.

(b)	Excludes excess tax benefits from equity awards allocated directly to contributed capital which were insignificant in 2014, $34 million in 2013 and $16 million in 2012.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The differences between our actual effective tax rate and the statutory U.S. Federal income tax rate of 35% were as set forth below (in millions):

	Year Ended December 31,
	2014	2013	2012
Taxes on income at U.S. federal statutory rate	$43	$114	$145
State and local taxes, net of federal tax effects	9	12	15
Sale of GEX	(20)	—	—
Domestic production activities deduction	(2)	(6)	(6)
Effect of foreign operations	8	(1)	(7)
Tax reserves and interest	(7)	4	(2)
Other	5	2	6
Total	$36	$125	$151
Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2014	2013
Deferred tax assets:
Tax attribute carryforwards	$11	$17
Accruals and reserves	61	80
Employee compensation	37	28
Amortization and depreciation	27	—
Other	49	49
Valuation allowances	(13)	(18)
Total deferred tax assets	$172	$156

Deferred tax liabilities:
Assets acquired in business combinations	$399	$394
Total deferred tax liabilities	399	394
Net deferred tax liability	$227	$238
We had current deferred tax assets of $84 million, non-current deferred tax assets (included within Other assets on the accompanying Balance Sheets) of $3 million, current deferred tax liabilities (included within accrued other taxes within Accounts payable and accrued expenses on the accompanying Balance Sheets) of $1 million and non-current deferred tax liabilities of $313 million at December 31, 2014. We had current deferred tax assets of $75 million and non-current deferred tax liabilities of $313 million at December 31, 2013.
We have recorded valuation allowances for certain tax attribute carryforwards and other deferred tax assets due to uncertainty that exists regarding future realizability. The tax attribute carryforwards at December 31, 2014 consist of $1 million of tax credits and $10 million of net operating losses that expire in varying amounts from 2016 to 2033. The tax attribute carryforwards at December 31, 2013 consist of $2 million of tax credits, $1 million of capital losses and $14 million of net operating losses that expire in varying amounts from 2014 through 2033. If, in the future, we believe that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be recognized in the Statements of Operations.
U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of foreign subsidiaries aggregating approximately $14 million and $1 million at December 31, 2014 and 2013, respectively.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Determination of the amount of unrecognized deferred U.S. federal income tax liability with respect to such earnings is not practicable.
Accounting for Uncertainty in Income Taxes
We recognize income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions.
Changes in our uncertain income tax positions, excluding the related accrual for interest and penalties, from January 1 through December 31 are set forth below (in millions):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of the period	$43	$39	$41
Additions for prior year tax positions	2	5	—
Additions for current year tax positions	2	4	5
Reductions for prior year tax positions	(10)	(5)	(7)
Balance, end of the period	$37	$43	$39
Should our position with respect to these uncertain tax positions be upheld, the significant majority of the effect would be recorded in the Statements of Operations as part of the Income tax provision.
During the fourth quarter of 2014, the Company was notified by Time Warner that it had substantially concluded a Federal tax settlement related to the examination of the Time Warner tax returns for the years 2005 through 2007, which included certain Time Inc. tax matters. Therefore, we recorded a tax benefit of $10 million in the fourth quarter of 2014 related to these matters as they are effectively settled.
During the year ended December 31, 2014, we recorded an increase to interest reserves through the Statements of Operations of approximately $2 million. During the year ended December 31, 2013, we recorded an increase to interest reserves through the Statements of Operations of approximately $1 million. During the year ended December 31, 2012, we recorded a decrease to interest reserves through the Statements of Operations of approximately $1 million. The amount accrued for interest and penalties as of December 31, 2014, 2013 and 2012 was $9 million, $7 million and $6 million, respectively. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.
Net reserves for uncertain tax positions, including applicable accrued interest, are included within Other noncurrent liabilities on the accompanying Balance Sheets.
In our judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next 12 months. The effect of the resolutions of these matters, a portion of which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from nil to $4 million, which would lower our effective tax rate. We do not otherwise currently anticipate that our reserves related to uncertain income tax positions as of December 31, 2014 will significantly increase or decrease during the twelve-month period ending December 31, 2015; however, various events could cause our current expectations to change in the future.
For periods prior to the Spin-Off, Time Warner has filed income tax returns in the United States and various state and local and foreign jurisdictions on our behalf. The Internal Revenue Service (“IRS”) is currently conducting an examination of Time Warner’s U.S. income tax returns for the 2008 through 2010 period.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of December 31, 2014, our tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. Federal	2004 through the current period
United Kingdom	2013 through the current period
New York State	2009 through the current period
New York City	2009 through the current period
Tax Matters Agreement
We entered into a Tax Matters Agreement with Time Warner that governs the rights, responsibilities and obligations of Time Warner and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests). As a member of Time Warner’s consolidated U.S. federal income tax group, we have (and will continue to have following the Spin-Off) joint and several liability with Time Warner to the IRS for the consolidated U.S. federal income taxes of the Time Warner group relating to taxable periods in which we were part of the group.
With respect to taxes other than those incurred in connection with the Spin-Off (which are discussed below), the Tax Matters Agreement will provide that we will indemnify Time Warner for (1) any taxes of Time Inc. and its subsidiaries for all periods after the Distribution and (2) any taxes of the Time Warner group for periods prior to the Distribution to the extent attributable to Time Inc. or its subsidiaries. For purposes of the indemnification described in clause (2), however, we will generally be required to indemnify Time Warner only for any such taxes that are paid in connection with a tax return filed after the Distribution or that result from an adjustment made to such taxes after the Distribution. In these cases, our indemnification obligations generally would be computed based on the amount by which the tax liability of the Time Warner group is greater than it would have been absent our inclusion in its tax returns (or absent the applicable adjustment). We and Time Warner will generally have joint control over tax authority audits or other tax proceeding related to Time Inc. specific tax matters.
The Tax Matters Agreement generally provides that we are required to indemnify Time Warner for any tax (and reasonable expenses) resulting from the failure of any step of the Spin-Off to qualify for its intended tax treatment under U.S. federal income tax and U.K. tax laws, where such taxes result from (1) untrue representations and breaches of covenants that we made and agreed to in connection with the Spin-Off (including representations we made in connection with the tax opinion received by Time Warner and covenants containing the restrictions described below that are designed to preserve the tax-free nature of the Distribution), (2) the application of certain provisions of U.S. federal income tax law to the Spin-Off or (3) any other actions that we know or reasonably should expect would give rise to such taxes.
The Tax Matters Agreement imposes certain restrictions on us and our subsidiaries (including restrictions on share issuances, business combinations, sale of assets and similar transactions) that are designed to preserve the tax-free nature of the Distribution. These restrictions will apply for the two-year period after the Distribution. Although we will be able to engage in an otherwise restricted action if we obtain appropriate advice from counsel (or a ruling from the IRS), as described under "Risk Factors - We agreed to numerous restrictions to preserve the non-recognition tax treatment of the Distribution, which may reduce our strategic and operating flexibility," these restrictions may limit our ability to pursue strategic transaction or discourage or delay others from pursuing strategic transactions that our stockholders may consider favorable.
11. STOCKHOLDERS' EQUITY
Prior to the Distribution Date, Time Warner, as our sole stockholder, approved and adopted our Amended and Restated Certificate of Incorporation, and our Board of Directors approved and adopted our Amended and Restated By-laws. The following summarizes information concerning our capital stock.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Dividends: Holders of shares of our common stock will be entitled to receive dividends when, as and if declared by our Board of Directors at its discretion out of funds legally available for that purpose, subject to the preferential rights of any preferred stock that may be outstanding. The timing, declaration, amount and payment of future dividends are dependent on our financial condition, earnings, the capital requirements of our business, covenants associated with debt obligations and debt service obligations, as well as legal requirements, regulatory constraints, industry practice and other factors deemed relevant by our Board of Directors. Our Board of Directors will make all decisions regarding our payment of dividends from time to time in accordance with applicable law. In October 2014, our Board of Directors declared a cash dividend of $0.19 per common share payable to stockholders of record. These dividends were paid in December 2014 and approximated $21 million. On February 12, 2015, our Board of Directors declared a dividend of $0.19 per common share payable to stockholders of record as of the close of business on February 27, 2015, payable on March 13, 2015.
Voting Rights: The holders of our common stock are entitled to vote only in the circumstances set forth in our Amended and Restated Certificate of Incorporation. The holders of our common stock will be entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.
Other Rights: Subject to the preferential liquidation rights of any preferred stock that may be outstanding, upon our liquidation, dissolution or winding-up, the holders of our common stock will be entitled to share ratably in those assets legally available for distribution to our stockholders.
The holders of our common stock do not have preemptive rights or preferential rights to subscribe for shares of our capital stock.
Preferred Stock
Without any further vote or action by the stockholders, our Board of Directors may designate and issue from time to time up to 40 million shares of preferred stock in one or more series. Our Board of Directors may determine and fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of the series, and the preferences and relative, participating, optional and other rights, if any, and any qualification, limitation or restriction, applicable to the shares of such series.
Stock Repurchases
All decisions regarding any stock repurchases will be the sole discretion of a duly appointed committee of the Board of Directors and management. The committee's decisions regarding any stock repurchases will be evaluated from time to time in light of many factors, including our financial condition, earnings, capital requirements and debt covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice and other factors that the committee may deem relevant. Any stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of the Directors. We cannot provide any assurance that any share will be repurchased.
Comprehensive Income (Loss)
Comprehensive income (loss) is reported in the Statements of Comprehensive Income and consists of Net income (loss) and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from Net income (loss).

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Such items consist primarily of foreign currency translation gains (losses) and changes in certain pension benefit plan obligations.
The following summary sets forth the activity within Other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31, 2014
	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$(41)	$—	$(41)
Reclassification adjustment for (gains) losses on foreign currency realized in net income (loss)(a)	(1)	—	(1)
Unrealized gains (losses) on benefit obligations	(22)	6	(16)
Reclassification adjustment for (gains) losses on benefit obligations realized in net income (loss)(b)	7	(2)	5
Other comprehensive income (loss)	$(57)	$4	$(53)

	Year Ended December 31, 2013
	Pretax	Tax (Provision) Benefit	Net of Tax
Foreign currency translation gains (losses)	$31	$—	$31
Unrealized gains (losses) on benefit obligations	(6)	2	(4)
Reclassification adjustment for (gains) losses on benefit obligations realized in net income (loss)(b)	3	(1)	2
Other comprehensive income (loss)	$28	$1	$29

	Year Ended December 31, 2012
	Pretax	Tax (Provision) Benefit	Net of Tax
Foreign currency translation gains (losses)	$43	$—	$43
Unrealized gains (losses) on benefit obligations	(34)	8	(26)
Reclassification adjustment for (gains) losses on benefit obligations realized in net income (loss)(b)	2	(1)	1
Other comprehensive income (loss)	$11	$7	$18
__________________________

(a)
Foreign currency reclassification adjustments were the result of the sale of our Mexico-based GEX operations in August 2014 and the dissolution of our Australian operations. Pretax (gains) losses are included in Selling, general and administrative expenses.

(b)	Included in Selling, general and administrative expenses.
The following summary sets forth the components of Accumulated other comprehensive loss, net of tax (in millions):

	December 31,
	2014	2013
Foreign currency translation gains (losses)	$(25)	$17
Net unfunded (underfunded) benefit obligation	(144)	(133)
Accumulated other comprehensive loss, net	$(169)	$(116)

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

12. EARNINGS (LOSS) PER SHARE
The following table presents a reconciliation of basic and diluted net income per common share for the years ended December 31, 2014, 2013 and 2012 (in millions, except per share amounts):

	Year Ended December 31,
	2014			2013			2012
	Net income	Shares	Per Share Amount	Net income	Shares	Per Share Amount	Net income	Shares	Per Share Amount
Basic Net Income per Common Share:
Net income	$87.38			$201.17			$262.62
Less: net income associated with participating securities(a)	(0.30)			—			—
Basic net income per common share(b)	$87.08	109.10	$0.80	$201.17	108.94	$1.85	$262.62	108.94	$2.41

Diluted Net Income per Common Share:
Net income	$87.38			$201.17			$262.62
Effect of dilutive securities	—	0.42		—	—		—	—
Diluted net income per common share(b)	$87.38	109.52	$0.80	$201.17	108.94	$1.85	$262.62	108.94	$2.41
__________________________

(a)
In October 2014, our Board of Directors declared a cash dividend of $0.19 per common share to stockholders of record. These dividends were paid in December 2014 and approximated $21 million. RSUs granted as part of our Replacement Awards and Conversion Awards are entitled to participate in allocated cash earnings.

(b)
On the Distribution Date, approximately 108.94 million shares of our common stock were distributed to Time Warner stockholders as of the Record Date. This share amount is being utilized for the pro forma calculation of both basic and diluted net income (loss) per common share for the periods prior to the Distribution Date as no Time Inc. equity awards were outstanding prior to June 6, 2014 and Time Inc. was a wholly-owned subsidiary of Time Warner prior to that date.

The computation of diluted net income per common share for the years ended December 31, 2014, 2013 and 2012 excludes certain equity awards because they are anti-dilutive. Such equity awards are as set forth below (in millions):

	Year Ended December 31,
	2014	2013	2012
Anti-dilutive equity awards:	1	N/A	N/A
__________________________

N/A	- Not Applicable.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

13. EQUITY-BASED COMPENSATION
Prior to the consummation of the Spin-Off, our employees were eligible to participate in Time Warner’s equity plans pursuant to which they were granted awards of Time Warner common stock. The equity-based payments recorded by us prior to the Spin-Off included the expense associated with our employees.
Following the Spin-Off, our employees no longer actively participate in the Time Warner equity plans. Active, non-retirement eligible employees who held Time Warner equity awards at the time of the Spin-Off were treated as if their employment with Time Warner were terminated without cause. For most of our employees, this treatment resulted in the forfeiture of unvested stock options and shortened exercise periods for vested stock options. The treatment also resulted in the pro rata vesting of the next installment of, and forfeiture of the remainder of, their RSUs. Following the Spin-Off in June 2014, we granted these employees Replacement Awards under the Omnibus Incentive Plan with a value intended to equal the intrinsic value of their forfeited Time Warner options and RSUs and with substantially the same vesting schedule as the forfeited awards. The Replacement Awards, of approximately 1.8 million RSUs, provide awardees with a right to any dividend that may be declared on the underlying Time Inc. common stock and carry a Retirement Eligibility Provision.
In accordance with the terms of our Chief Executive Officer's and our Executive Vice President and Chief Financial Officer's employment agreements and associated equity award agreements, Time Warner stock options and RSUs held by these two executives at the time of the Spin-Off were converted into Time Inc. equity awards with the same general terms and conditions as the original awards. RSUs granted under the Conversion Awards have the right to any dividend that may be declared on the underlying Time Inc. common stock.
Additionally, in June 2014, our Board of Directors approved and granted approximately 1.7 million RSUs and approximately 1.1 million stock options under the Omnibus Incentive Plan. Unlike the Replacements Awards and the Conversion Awards, these awards do not provide awardees with a right to any dividend that may be declared on the underlying Time Inc. common stock, however, certain employees were provided with the Retirement Eligibility Provision on their awards.
Except for the Conversion Awards, there was no Time Warner RSU or stock option granted to our employees during the years ended December 31, 2014 and 2013.
The following table sets forth the number of Time Inc. stock options and RSUs granted for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Stock options(a)	1	1	N/A
RSUs(b)	4	—	N/A
__________________________

N/A	- Not Applicable.

(a)
The 2013 balance consists of Time Warner stock options awarded to our Chief Executive Officer and Executive Vice President and Chief Financial Officer which were converted to approximately 727,000 Time Inc. stock options at the time of the Spin-Off.

(b)
The 2013 balance consists of Time Warner RSUs awarded to our Chief Executive Officer and Executive Vice President and Chief Financial Officer which were converted to approximately 190,000 Time Inc. RSUs at the time of the Spin-Off.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal annual installments, and expire ten years from the date of grant. RSUs granted under the Omnibus Incentive Plan generally vest in four equal annual installments. Upon the exercise of a stock option award, vesting of an RSU or grant of restricted stock, shares of Time Inc. common stock may be issued from authorized but unissued shares or treasury stock if applicable. As of December 31, 2014, we did not have any treasury stock. No Time Inc. stock option was exercised during the years ended December 31, 2014, 2013 or 2012.
The table below summarizes the weighted-average assumptions used to value Time Inc. stock options at their grant date and the weighted-average grant date fair value per option:

	Year Ended December 31,
	2014	2013	2012
Expected volatility(a)	28.27%	27.05%	N/A
Expected term to exercise from grant date (in years)(a)	5.28	4.82	N/A
Risk-free rate(a)	1.88%	1.62%	N/A
Expected dividend yield(a)	3.00%	3.00%	N/A
Weighted average grant date fair value per option(a)	$4.68	$5.42	N/A
__________________________

N/A	- Not Applicable.

(a)
The 2013 amounts relate to stock options awarded to our Chief Executive Officer and Executive Vice President and Chief Financial Officer which were converted to Time Inc. stock options at the time of the Spin-Off.

The following table summarizes information about stock options outstanding as of December 31, 2014:

	Number of options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013(a)	727	$22.35
Granted	1,127	23.37
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of December 31, 2014	1,854	$22.97	9	$3,040
Exercisable as of December 31, 2014	150	$22.35	9	$338
Expected to vest as of December 31, 2014	1,321	$23.02	9	$2,102
__________________________

(a)
Represents Time Warner stock options awarded to our Chief Executive Officer and Executive Vice President and Chief Financial Officer which were converted to Time Inc. stock options at the time of the Spin-Off.

The following table sets forth the weighted average grant date fair value of Time Inc. RSUs:

	Year Ended December 31,
	2014	2013	2012
RSUs(a)	$22.04	$21.42	N/A
__________________________

N/A	- Not Applicable.

(a)
The 2013 amount represents Time Warner RSUs granted to our Chief Executive Officer and Executive Vice President and Chief Financial Officer which were converted to Time Inc. RSUs at the time of the Spin-Off.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes information about unvested Time Inc. RSUs as of December 31, 2014:

	Number of Shares/Units (in thousands)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2013(a)	190	$21.42
Granted	3,632	22.10
Vested	182	22.74
Forfeited	257	21.93
Unvested as of December 31, 2014(b)	3,383	$22.04	$83,250
Expected to vest as of December 31, 2014	2,905	$22.13	$71,503
__________________________

(a)	Represent Time Warner RSUs granted to our Chief Executive Officer and Executive Vice President and Chief Financial Officer which were converted to Time Inc. RSUs at the time of the Spin-Off.

(b)	The weighted average contractual life of unvested RSUs at December 31, 2014 was 1 year.
The following table sets forth the total intrinsic value of Time Inc. RSUs that vested during the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
RSUs	$4	N/A	N/A
__________________________

N/A	- Not Applicable.
Compensation expense recognized for equity-based awards for the years ended December 31, 2014, 2013 and 2012 is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
RSUs(a)	$30	$4	$7
Stock options(a)	3	14	32
Total impact on Operating income (loss)(a)	$33	$18	$39
Income tax benefit recognized(a)	$10	$6	$14
__________________________

(a)	Amounts prior to the Spin-Off represent Time Warner awards granted to our employees.
Total unrecognized compensation cost related to unvested Time Inc. RSUs as of December 31, 2014, without taking into account expected forfeitures, was $48 million and is expected to be recognized over a weighted-average period between two and three years.
Total unrecognized compensation cost related to unvested Time Inc. stock options as of December 31, 2014, without taking into account expected forfeitures, was $6 million and is expected to be recognized over a weighted-average period between three and four years.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

14. BENEFIT PLANS
Defined Benefit Pension Plans
In May 2014, our Board of Directors adopted the Time Inc. Excess Benefit Pension Plan, which is essentially a continuation of the Time Warner Excess Benefit Pension Plan, effective as of the Spin-Off. The Time Warner Excess Benefit Pension Plan provides for payments of additional pension benefits to eligible employees in excess of the federal limitation on the amount of compensation eligible for the calculation of benefits and the amount of benefits derived from employer contributions that may be paid to participants under the Time Warner Pension Plan. Pursuant to the Time Inc. Excess Benefit Pension Plan, we remain responsible, following the Spin-Off, for the accrued benefits of any employee who was actively employed by us on or after January 1, 2014 or who was receiving salary continuation or separation pay benefits from us on or after December 31, 2013, and Time Warner remains responsible for any obligation to our other former employees who participated in the Time Warner Excess Benefit Pension Plan. The Time Warner Excess Benefit Pension Plan has been frozen to new participants since June 2010. The Time Inc. Excess Benefit Pension Plan has been terminated and the participants will be fully paid out under the provisions of the plan in 2015.
In addition to the Time Inc. Excess Benefit Pension Plan, we participate in various other funded and unfunded noncontributory defined benefit plans, including international plans in the United Kingdom, Germany and Benelux. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation during their employment period.
A summary of activity for substantially all of Time Inc.'s domestic and international defined benefit pension plans utilizing a measurement date of December 31, 2014 and 2013 is as follows (in millions):
Benefit Obligation

	December 31,
	2014		2013
Change in benefit obligation:	Domestic	International	Domestic	International
Projected benefit obligation, beginning of year	$—	$683	N/A	$609
Service cost	—	—	N/A	—
Interest cost	1	30	N/A	26
Actuarial (gain) loss	—	59	N/A	46
Benefits paid	—	(15)	N/A	(15)
Settlements	(3)	—	N/A	—
Plan amendments	—	—	N/A	—
Transfer from Time Warner	24	—	N/A	—
Foreign currency exchange rates	—	(38)	N/A	17
Projected benefit obligation, end of year	$22	$719	N/A	$683
Accumulated benefit obligation, end of year	$22	$717	N/A	$676
__________________________

N/A	- Not Applicable.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Plan Assets

	December 31,
	2014		2013
Change in plan assets:	Domestic	International	Domestic	International
Fair value of plan assets, beginning of year	$—	$674	N/A	$581
Actual return on plan assets	—	78	N/A	81
Employer contributions	3	18	N/A	10
Benefits paid	—	(15)	N/A	(15)
Settlements	(3)	—	N/A	—
Foreign currency exchange rates	—	(38)	N/A	17
Fair value of plan assets, end of year	$—	$717	N/A	$674
__________________________

N/A	- Not Applicable.
Funded Status

	December 31,
	2014		2013
	Domestic	International	Domestic	International
Funded status	$(22)	$(2)	N/A	$(9)
__________________________

N/A	- Not Applicable.
Accumulated Benefit Obligation

	Domestic Pension Benefits
	Funded Plans		Unfunded Plans		Total Plans
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013
Accumulated benefit obligation	N/A	N/A	$22	N/A	$22	N/A
Projected benefit obligation	N/A	N/A	22	N/A	22	N/A
Fair value of plan assets	N/A	N/A	—	N/A	—	N/A
Funded Status	N/A	N/A	$(22)	N/A	$(22)	N/A

	International Pension Benefits
	Funded Plans		Unfunded Plans		Total Plans
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013
Accumulated benefit obligation	$707	$666	$10	$10	$717	$676
Projected benefit obligation	709	673	10	10	719	683
Fair value of plan assets	717	674	—	—	717	674
Funded Status	$8	$1	$(10)	$(10)	$(2)	$(9)
__________________________

N/A	- Not Applicable.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of December 31, 2014 and 2013, amounts included in Accumulated other comprehensive loss, net relating to benefit obligations were $195 million and $178 million, respectively, (and $144 million and $133 million net of tax, respectively) primarily consisting of net actuarial losses.
Certain defined benefit pension plans have projected benefit obligations and accumulated benefit obligations in excess of their plan assets. These plans are primarily unfunded. As of December 31, 2014 and 2013, the projected benefit obligations for unfunded plans were $32 million and $10 million, respectively, and the accumulated benefit obligations for unfunded plans were $32 million and $10 million, respectively. In addition, as of December 31, 2014, both the projected benefit obligation and accumulated benefit obligation for certain funded plans exceeded the fair value of their assets by $1 million.
Components of Net Periodic Benefit Costs
Components of net periodic benefit costs as of December 31, 2014, 2013 and 2012 were as follows (in millions):

	Domestic			International			Total
	December 31,			December 31,			December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$—	N/A	N/A	$—	$—	$—	$—	$—	$—
Interest cost	1	N/A	N/A	30	26	26	31	26	26
Expected return on plan assets	—	N/A	N/A	(45)	(38)	(37)	(45)	(38)	(37)
Amortization of prior service cost	—	N/A	N/A	—	—	—	—	—	—
Amortization of net loss	—	N/A	N/A	3	3	2	3	3	2
Settlement	1	N/A	N/A	—	—	(5)	1	—	(5)
Net periodic benefit costs (benefit)	$2	N/A	N/A	$(12)	$(9)	$(14)	$(10)	$(9)	$(14)
__________________________

N/A	- Not Applicable.
Unrecognized Benefit Cost
The items reflected in Accumulated other comprehensive loss in the Balance Sheets and not yet recognized as a component of net periodic benefit cost are (in millions):

	Year Ended December 31,
	2014		2013
	Domestic	International	Domestic	International
Unrecognized actuarial loss	$5	$191	N/A	$178
Unrecognized prior service cost	—	(1)	N/A	—
Total(a)	$5	$190	N/A	$178
__________________________

N/A	- Not Applicable.

(a)	The amount expected to be recognized in net periodic benefit cost (benefit) in 2015 is approximately $15 million benefit.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other Comprehensive Income (Loss)
The pre-tax amounts recognized in Other comprehensive income (loss) during the years end December 31, 2014 and 2013 are (in millions):

	Year Ended December 31,
	2014		2013		2012
	Domestic	International	Domestic	International	Domestic	International
Current year actuarial loss	$6	$26	N/A	$4	N/A	$23
Amortization of actuarial loss	—	(3)	N/A	(3)	N/A	(2)
Settlement loss	(1)	—	N/A	—	N/A	—
Effects of changes in foreign currency exchange rates	—	(10)	N/A	4	N/A	6
Total recognized in other comprehensive income	$5	$13	N/A	$5	N/A	$27
__________________________

N/A	- Not Applicable.
Assumptions
Weighted-average assumptions used to determine benefit obligations for the years ended December 31, 2014 and 2013 and net periodic benefit costs for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Domestic
	Benefit Obligations		Net Periodic Benefit Costs
	2014	2013	2014	2013	2012
Discount rate	1.40%	N/A	4.05%	N/A	N/A
Rate of compensation increase(a)	N/A	N/A	N/A	N/A	N/A
Expected long-term return on plan assets(b)	N/A	N/A	N/A	N/A	N/A

	International
	Benefit Obligations		Net Periodic Benefit Costs
	2014	2013	2014	2013	2012
Discount rate	3.66%	4.47%	4.46%	4.51%	4.98%
Rate of compensation increase	2.97%	3.84%	3.82%	3.34%	3.50%
Expected long-term return on plan assets(b)	N/A	N/A	6.84%	6.98%	7.33%
__________________________

N/A	- Not Applicable.

(a)	The rate of increase in compensation level assumption is not applicable due to the freeze of the pension plan.

(b)	Expected long-term return on plan assets is not applicable on unfunded pension plans.
Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets and a discount rate.
In developing the expected long-term rate of return on plan assets, we considered long-term historical rates of return, our plan asset allocations as well as the opinions and outlooks of investment professionals and consulting firms. Projected returns by such consultants and economists are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan during the

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

year. The expected long-term rate of return determined on this basis was 6.84% at the beginning of 2014. Our plan assets had a rate of return of approximately 11.60% in 2014 and an average annual return of approximately 12.50% over the three-year period 2012 through 2014. We regularly review our actual asset allocation and periodically rebalance our investments to meet our investment strategy.
The value ("market-related value") of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.
Based on the composition of our assets at the end of the year, we estimated our 2015 expected long-term rate of return to be 6.42%, a decline from 6.84% in 2014. If the expected long-term rate of return on our plan assets were decreased by 25 basis points to 6.59% in 2014, pension expense would have increased by approximately $2 million in 2014 for our pension plans. Our funding requirements would not have been materially affected.
The discount rates on our international plans were determined by matching the plan’s liability cash flows to rates derived from high-quality corporate bonds available at the measurement date. We determined our discount rate for the domestic plan using the lump sum interest rate prescribed by the IRS in November 2014 for lump sums to be paid in 2015 as defined by the plan since the domestic non-qualified pension plan was terminated in 2014 and we expect to pay our remaining liability in 2015.
To determine our discount rate used to measure our benefit obligations, we project cash flows based on annual accrued benefits. For active participants, the benefits under the respective pension plans are projected to the date of expected termination. The projected plan cash flows are discounted to the measurement date, which is the last day of our fiscal year, using the annual spot rates derived from high-quality corporate bonds available at the measurement date. A single discount rate is then computed so that the present value of the benefit cash flow equals the present value computed using the rate curves.
The weighted average discount rate determined on this basis was 3.66% for our international plans and 1.40% for our domestic non-qualified plans as of December 31, 2014. On the same basis, the overall weighted average discount rate was 3.59%.
If the expected discount rates were decreased by 25 basis points for our international plans and our domestic non-qualified plans in 2014, pension expense would have increased by approximately $1 million as of December 31, 2014 and our pension obligation would have increased by approximately $34 million.
We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors.
The percentage of asset allocations of our funded pension plans at December 31, 2014 and 2013, by asset category, were as follows:

	December 31,
Asset Allocations of Funded Pension Plans	2014	2013
Equity securities	61%	64%
Debt securities	34%	33%
Other	5%	3%
Total	100%	100%

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Fair Value of Plan Assets
The following table sets forth by level, within the fair value hierarchy described in Note 5, "Fair Value Measurements," the assets held by our defined benefit pension plans, as of December 31, 2014 and 2013 (in millions):

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Pooled Investments:
Equity securities	$—	$439	$—	$439	$—	$436	$—	$436
Fixed income securities	—	243	—	243	—	225	—	225
Other	—	21	—	21	—	2	—	2
Guaranteed Investment Contract	—	14	—	14	—	11	—	11
Total	$—	$717	$—	$717	$—	$674	$—	$674

We primarily utilize the market approach for determining recurring fair value measurements. Our pension plan investments are primarily held in pooled investment funds where fair value has been determined using net asset values at period end. The remainder of our pension assets are held through a guaranteed investment contract where fair value has been determined based on the higher of the surrender value of the contract or the present value of the underlying bonds based on a discounted cash flow model. For investments held at the end of the reporting period that are measured at fair value on a recurring basis, there were no transfers between levels from 2013 to 2014. Our funded pension plans have no investment classified within Level 3 of the valuation hierarchy.
Target asset allocations for our defined benefit pension plans as of December 31, 2014 are approximately 64% equity investments, 34% fixed income investments and 2% other investments. Target asset allocations for the international defined benefit pension plans as of December 31, 2013 was approximately 64% equity investments, 35% fixed income investments and 1% other investments.
At both December 31, 2014 and December 31, 2013, the defined benefit pension plans’ assets did not include any securities issued by Time Inc. or Time Warner.
Expected Cash Flows
After considering the funded status of our defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, we may choose to make contributions to our pension plans in any given year. We made discretionary cash contributions of nil to our funded defined benefit pension plans during the years ended December 31, 2014 and 2013, respectively. For our unfunded plans, contributions will continue to be made to the extent benefits are paid. We expect to pay approximately $22 million in benefit payments on our domestic unfunded plan and approximately $15 million on our international plan in 2015. In addition, we currently anticipate we will make contributions to certain international defined benefit pension plans of $18 million in 2015, pursuant principally to U.K. regulatory funding requirements.
Information about the expected benefit payments for our defined benefit plans is as follows (in millions):

	2015	2016	2017	2018	2019	2020-2024
Expected benefit payments	$37	$17	$18	$20	$20	$131
Defined Contribution Plans
We have certain domestic and international defined contribution plans for which the expense amounted to $32 million in 2014, $42 million in 2013 and $44 million in 2012. Our contributions to the savings plans are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Post Retirement Benefit Plans
Time Inc. also sponsors certain unfunded postretirement benefit plans covering certain retirees and their dependents. For substantially all of Time Inc.'s postretirement benefit plans, the unfunded benefit obligation and the amount recognized in Accumulated other comprehensive loss, net as of both December 31, 2014 and 2013 was approximately $1 million. For the years ended December 31, 2014, 2013 and 2012, the net periodic benefit costs were insignificant.
Deferred Compensation Plans
Effective January 1, 2014, we established unfunded, non-qualified deferred compensation plans to continue analogous Time Warner programs providing for the deferral compensation of certain highly compensated employees.  The Time Inc. Supplemental Saving Plan permits eligible employees who participate in the Time Inc. Savings Plan, our 401(k) plan, to defer compensation in excess of the qualified plan deferral limits.  Deferrals in excess of the IRS tax qualified plan limit, but less than $500,000, receive a company matching deferral of up to 5% of eligible compensation that vests with two years of company service.  The Time Inc. Deferred Compensation Plan is a frozen plan under which participants were permitted to defer certain bonuses.  No actual monies are set aside in respect of the deferred compensation plans and participants have no rights to company assets in respect of plan liabilities in excess of a general unsecured creditor.  Deferrals are recorded and credited with the returns on deemed investments on hypothetical investments in the Time Inc. Savings Plan funds designated by each participant.  Accordingly the liabilities associated with the plan fluctuate with hypothetical yields of the underlying investments.  Book entry liabilities for the uncollateralized plan balances that remain a contractual obligation of the Company, were approximately $41 million at December 31, 2014 of which approximately $7 million was reflected within Accounts payable and accrued expenses and approximately $34 million was reflected within Other noncurrent liabilities on the accompanying Balance Sheets.
We also maintain a non-qualified deferred compensation plan structured as a "Rabbi Trust" for one of our executives. Under the plan, the participant may elect to defer receipt of a portion of his annual compensation. Amounts deferred under the plan are invested in various mutual funds and stocks that are held in a Rabbi Trust. The investment assets of the Rabbi Trust are recorded at fair value and included in Other assets in our Balance Sheets. The amount of compensation deferred under the plan is credited to the participant’s deferral account and a deferred compensation liability is recorded in Other noncurrent liabilities in our Balance Sheets. This liability equals the recorded asset and represents our obligation to distribute the funds to the participant. The investment assets of the Rabbi Trust are classified as trading securities and, accordingly, changes in their fair values are recorded in the Statements of Operations. The carrying value of the investment assets of the Rabbi Trust and the related deferred compensation liability totaled approximately $2 million as of December 31, 2014.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

15. RESTRUCTURING AND SEVERANCE COSTS
Our Restructuring and severance costs primarily relate to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance expense for the years ended December 31, 2014, 2013 and 2012 were as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Restructuring and severance costs	$192	$63	$27
Selected information relating to Restructuring and severance costs is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2011	$32	$52	$84
Net accruals	20	7	27
Cash paid	(27)	(17)	(44)
Remaining liability as of December 31, 2012	$25	$42	$67
Net accruals	67	(4)	63
Noncash adjustments(a)	(2)	—	(2)
Cash paid	(62)	(8)	(70)
Remaining liability as of December 31, 2013	$28	$30	$58
Net accruals	150	42	192
Noncash adjustments(a)	(6)	5	(1)
Cash paid	(77)	(70)	(147)
Remaining liability as of December 31, 2014	$95	$7	$102
__________________________
(a) Noncash adjustments to employee terminations relate to the settlement of certain employee-related liabilities with equity instruments. Noncash adjustments to other exit costs relate primarily to a bankruptcy claim distribution and adjustments for deferred rent liabilities.
As of December 31, 2014, of the remaining $102 million liability, $76 million was classified as a current liability in the Balance Sheets, with the remaining $26 million classified as a noncurrent liability. Amounts classified as noncurrent liabilities are expected to be paid through 2020 and primarily relate to lease exit costs.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

16. COMMITMENTS AND CONTINGENCIES
Commitments
We have commitments under certain firm contractual arrangements ("firm commitments") to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Our commitments not recorded on the Balance Sheets primarily consist of operating lease arrangements, talent commitments, and purchase obligations for goods and services. Our other commitments primarily consist of debt obligations. Such commitments are expected to be paid over the next five years and were as follows (in millions):

	Payment Due In
	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases(a)(b)	$74	$68	$67	$48	$47	$533	$837
Administrative and other	123	51	23	14	1	2	214
Debt obligations(c)	79	79	78	78	77	1,502	1,893
Benefit plans(d)	37	17	18	20	20	131	243
Total commitments(e)	$313	$215	$186	$160	$145	$2,168	$3,187
__________________________

(a)
We have long-term, noncancelable operating lease commitments for office space, studio facilities and equipment. Future minimum operating lease payments have been reduced by future minimum sublease income of $31 million in 2015, $28 million in 2016 and $27 million in 2017. Rent expense was $91 million, $82 million and $79 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(b)
During the fourth quarter of 2014, we sold our properties in Birmingham, Alabama for approximately $58 million and agreed to lease back office space from the buyer through 2015 in two buildings and through 2030 in the third building. In connection with these transactions, we recognized a pretax gain of $9 million during the fourth quarter of 2014. Additionally, during the fourth quarter of 2014, we sold our property in Menlo Park, California for approximately $78 million and agreed to lease back office space from the buyer through 2015. In connection with these transactions, we recognized a pretax gain of $76 million during the fourth quarter of 2014. The net tax impact of the aforementioned transactions was $3 million, as the capital gain portion of the transactions was offset by capital loss generated from the sale of GEX for federal tax purposes. Lease obligations in connection with these new operating leases are reflected within the table above.

(c)	Includes future payments of principal and interest due on our Term Loan and Senior Notes. Interest on variable rate debt is calculated based on the prevailing interest rate as of December 31, 2014.

(d)
Accrued benefit liability for pension and other postretirement benefit plans is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. A portion of the payments under our Company-sponsored qualified pension plans will be made out of existing assets of the pension plans and not Company cash.

(e)
The contractual obligations table above does not include any liabilities for uncertain income tax positions due to the fact that we are unable to reasonably predict the ultimate amount or timing of settlement of our liabilities for uncertain income tax positions. At December 31, 2014, the liability for uncertain tax positions was $37 million, excluding the related accrued interest liability of $9 million and deferred tax assets of $5 million. See Note 10, "Income Taxes." Additionally, the contractual obligations table above does not include any liabilities under our Revolving Credit Facility except for customary unused fees. The Revolving Credit Facility was undrawn as of December 31, 2014, except for the $1 million in letters of credit issued thereunder and we cannot reasonably predict any potential draw downs on the Revolving Credit Facility.

Lease Obligations
In May 2014, we entered into agreements that will allow us to relocate our New York City headquarters in late 2015 from the Time & Life Building at 1271 Avenue of the Americas to Brookfield Place at 225 Liberty Street. The executed lease at 225 Liberty Street will provide us with six floors consisting of 700,000 square feet of space. The lease at 225 Liberty Street commences in February 2015 and extends through December 31, 2032, although cash payments for rent obligations under the lease are not expected to begin until January 1, 2018. We will recognize rental expense on a straight-line basis over the life of the lease resulting in a noncash rental charge of $26 million for 2015.
In June 2014, the lease obligation for six previously-vacated floors at our current headquarters at 1271 Avenue of the Americas was settled for $50 million. This cash expenditure was taken into account, and funded, in a series of transactions between us and our former parent, Time Warner, that resulted in our holding Cash and cash equivalents of $136 million immediately following the completion of the Spin-Off on June 6, 2014. For the year ended December 31, 2014, we have incurred $29 million of incremental charges in connection with the settlement of the lease obligations

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

for six floors at our current headquarters and exit costs previously accrued when we ceased use of those floors. Exit costs for the remaining rent obligations and ancillary costs for the remaining life of our existing lease at our current headquarters are expected to be $144 million; these costs will be expensed in 2015, although actual cash payments will be spread out from 2015 through 2017 absent a negotiated prepayment with our landlord.
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
As a result of the planned relocation of our corporate headquarters, we have accelerated the depreciation on our current tenant improvements at 1271 Avenue of the Americas. This accelerated depreciation charge impacted the year ended December 31, 2014 by $16 million and is expected to impact the full year 2015 results of operations by approximately $21 million.
Legal Proceedings
In the ordinary course of business, we are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.
On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, "Anderson News") filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time Inc. Retail (formerly Time Warner Retail Sales & Marketing Inc.) ("TIR"). Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Specifically, plaintiffs allege that defendants conspired to reduce competition in the wholesale market for single-copy magazines by rejecting the magazine distribution surcharge proposed by Anderson News and another magazine wholesaler and refusing to distribute magazines to them. Plaintiffs are seeking (among other things) an unspecified award of treble monetary damages against defendants, jointly and severally. On August 2, 2010, the court granted defendants' motions to dismiss the complaint with prejudice and, on October 25, 2010, the court denied Anderson News' motion for reconsideration of that dismissal. On November 8, 2010, Anderson News appealed and, on April 3, 2012, the U.S. Court of Appeals for the Second Circuit vacated the district court's dismissal of the complaint and remanded the case to the district court. On January 7, 2013, the U.S. Supreme Court denied defendants' petition for writ of certiorari to review the judgment of the U.S. Court of Appeals for the Second Circuit vacating the district court's dismissal of the complaint. In February 2014, Time Inc. and several other defendants amended their answers to assert antitrust counterclaims against plaintiffs. On December 19, 2014, the defendants filed a motion for summary judgment on Anderson News' claims and Anderson News filed a motion for summary judgment on the antitrust counterclaim.
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
On October 26, 2010, the Canadian Minister of National Revenue denied the claims by TIR for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines, and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency, arguing that TIR claimed input tax credits

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the Canada Revenue Agency, asserting the same arguments made in the objection TIR filed on January 21, 2011. Including interest accrued on both reassessments, the total reassessment by the Canada Revenue Agency for the years 2006 to 2010 was C$86.8 million as of December 2014.
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
For the matters disclosed above, we do not believe that any reasonably possible loss in excess of accrued liabilities would be material to the Financial Statements as a whole. In view of the inherent difficulty of predicting the outcome of litigation, claims and other matters, we often cannot predict what the eventual outcome of a pending matter will be, or what the timing or results of the ultimate resolution of a matter will be.
Income Tax Uncertainties
Our operations are subject to tax in various domestic and international jurisdictions and are regularly audited by federal, state and foreign tax authorities. We believe we have appropriately accrued for the expected outcome of all pending tax matters and do not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on our financial condition, future results of operations or liquidity. In connection with the Spin-Off, we entered into a Tax Matters Agreement with Time Warner that may require us to indemnify Time Warner for certain tax liabilities for periods prior to the Spin-Off. Refer to Note 10, "Income Taxes."
17. RELATIONSHIP BETWEEN TIME INC. AND TIME WARNER AFTER THE SPIN-OFF

Historically, Time Warner has provided services to and funded certain expenses for us that have been included as a component of Time Warner investment within Stockholders’ Equity such as global real estate and employee benefits. In addition, as discussed in Note 1, "Description of Business and Basis of Presentation," our Financial Statements include general corporate expenses of Time Warner for certain support functions that are provided on a centralized basis within Time Warner and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others ("General Corporate Expenses"). For purposes of these stand-alone financial statements, the General Corporate Expenses incurred prior to the Spin-Off have been allocated to us. The General Corporate Expenses incurred prior to the Spin-Off are included in the Statements of Operations in Selling, general and administrative expenses and accordingly as a component of Time Warner investment. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated or combined revenues, operating income, headcount or other measure. Management believes the assumptions underlying the Financial Statements, including the assumptions regarding allocating General Corporate Expenses from Time Warner are reasonable. Nevertheless, the Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect our consolidated and combined results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The corporate allocations made during the years ended December 31, 2014, 2013 and 2012 are $6 million, $17 million and $17 million, respectively, and include historical direct allocations primarily consisting of expenses related to charges for administrative services performed by Time Warner. In addition, during the years ended December 31, 2014, 2013 and 2012 we incurred $27 million, $110 million and $112 million, respectively, of expenses related to employee benefit plans, and $2 million, $18 million and $39 million, respectively, related to stock compensation expense in connection with plans administered by Time Warner on our behalf.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

All significant intercompany transactions that occurred prior to the Distribution Date between us and Time Warner have been included in these Financial Statements and are considered to be effectively settled for cash. The total net effect of the settlement of these intercompany transactions is reflected in the Statements of Cash Flows as a financing activity and in the Balance Sheets as Time Warner investment.
In June 2014, we entered into the Separation and Distribution Agreement, Transition Services Agreement ("TSA"), Tax Matters Agreement, Employee Matters Agreement and certain other agreements with Time Warner to effect the Spin-Off and to provide a framework for our relationship with Time Warner subsequent to the Spin-Off.
The Separation and Distribution Agreement between us and Time Warner contains the key provisions relating to the separation of our business from Time Warner and the distribution of our common stock to Time Warner stockholders. The Separation and Distribution Agreement identifies the assets that were transferred and liabilities that were assumed by us from Time Warner in the Spin-Off and describes how these transfers and assumptions occurred. In accordance with the Separation and Distribution Agreement, our aggregate Cash and cash equivalents at the Distribution Date was approximately $136 million. As of December 31, 2014, we had Cash and cash equivalents of $519 million.
Under the TSA, we and Time Warner provide to each other certain specified services on a transitional basis, including, among others, payroll tax, employee benefits administration, information systems, and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. We anticipate that we will be in a position to complete the transition of most services on or before 24 months following the Distribution Date. Services under the TSA began after June 6, 2014. Costs associated with these services were approximately $1 million for the year ended December 31, 2014.
We entered into a Tax Matters Agreement with Time Warner that governs the parties' rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. Under the Tax Matters Agreement, we will indemnify Time Warner for (1) all taxes of Time Inc. and its subsidiaries for all periods after the Spin-Off and (2) all taxes of the Time Warner group for periods prior to the Spin-Off to the extent attributable to Time Inc. or its subsidiaries. The Tax Matters Agreement also imposes certain restrictions on us and our subsidiaries that are designed to preserve the tax-free nature of the Spin-Off, which will apply for a two-year period following the Spin-Off. Refer to Note 10, "Income Taxes."
We entered into an Employee Matters Agreement that governs ours and Time Warner’s obligations with respect to employment, compensation and benefit matters for employees. The Employee Matters Agreement addresses the allocation and treatment of assets and liabilities relating to employees and compensation and benefit plans and programs in which our employees participated prior to the Spin-Off. The Employee Matters Agreement also governs the transfer of employees between Time Warner and us in connection with the Spin-Off, and also sets forth certain obligations for reimbursements and indemnities between Time Warner and us.
18. RELATED PARTY TRANSACTIONS
We have entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. Receivables due from related parties were $2 million and $1 million at December 31, 2014 and 2013, respectively. Payables due to related parties were $1 million in each of the years ended December 31, 2014 and 2013, respectively. Expenses resulting from transactions with related parties during the years ended December 31, 2014, 2013 and 2012 were insignificant.
Revenues resulting from transactions with related parties consisted of (in millions):

	Year Ended December 31,
	2014	2013	2012
Revenues	$8	$5	$5

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

19. ADDITIONAL FINANCIAL INFORMATION
Additional financial information with respect to Accounts payable and accrued liabilities, Other noncurrent liabilities, Interest expense, net, Other expense, net and cash payments for taxes and interest is as follows (in millions):

	December 31, 2014	December 31, 2013
Accounts payable and accrued liabilities:
Accounts payable	$246	$192
Accrued compensation	154	179
Distribution expenses	38	39
Rebates and allowances	25	26
Restructuring and severance	76	29
Accrued other taxes	37	28
Accrued interest(a)	11	—
Other current liabilities	34	41
Total accounts payable and accrued liabilities	$621	$534

	December 31, 2014	December 31, 2013
Other noncurrent liabilities:
Noncurrent pension and postretirement liabilities	$12	$11
Restructuring and severance	26	29
Noncurrent tax reserves and interest	42	50
Noncurrent deferred compensation	29	31
Liability to Time Warner(b)	25	—
Other noncurrent liabilities	34	42
Total other noncurrent liabilities	$168	$163

	Year Ended December 31,
	2014	2013	2012
Interest expense, net:
Interest income	$—	$(1)	$(1)
Interest expense(a)	51	4	4
Total interest expense, net	$51	$3	$3

	Year Ended December 31,
	2014	2013	2012
Other expense, net:
Investment losses, net	$2	$—	$—
Loss on equity method investees	12	2	3
Fair value adjustment on derivative liabilities	2	—	—
Other income(c)	(10)	(1)	—
Total other expense, net	$6	$1	$3

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Year Ended December 31,
	2014	2013	2012
Cash Flows:
Cash payments made for income taxes	$41	$8	$13
Income tax refunds received	(1)	(1)	(1)
Cash tax payments, net	$40	$7	$12

Cash payments made for interest(a)	$34	$—	$—
Interest income received	—	—	—
Cash interest payments, net	$34	$—	$—
__________________________

(a)
Our Senior Notes bear interest at the rate of 5.75% per annum payable on April 15 and October 15 of each year. We made an interest payment of approximately $19 million on our Senior Notes on October 15, 2014. The Senior Notes mature in April 2022. Our Term Loan bears interest at a variable rate payable quarterly. We made an interest payment on our Term Loan of approximately $15 million for the year ended December 31, 2014. Our Term Loan matures in April 2021. Commitment fees paid on our Revolving Credit Facility for the year ended December 31, 2014 were not significant. See Note 9, "Debt."

(b)
Liabilities to Time Warner relate to tax and stock compensation expense recharges in connection with the Tax Matters Agreement and Employee Matters Agreement. See Note 17, "Relationship Between Time Inc. and Time Warner After the Spin-Off."

(c)	Other income consists primarily of reimbursements for Restructuring and severance costs from American Express Company in connection with the acquisition of AMG in the fourth quarter of 2013.
20. SEGMENT INFORMATION
An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and that has discrete financial information that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our Chairman and Chief Executive Officer. Prior to the Distribution Date, our chief operating decision maker was the Chairman and Chief Executive Officer of Time Warner. The chief operating decision maker evaluates performance and makes operating decisions about allocating resources based on financial data presented for us on a consolidated basis. Accordingly, our management has determined that we have one operating segment.
Long-lived tangible assets in different geographical areas are as follows (in millions):

	December 31,
	2014	2013
Long-lived tangible assets:(a)
United States	$128	$246
United Kingdom	278	305
Other international	8	15
Total long-lived assets	$414	$566
__________________________

(a)	Reflects total assets less current assets, Goodwill, Intangible assets, investments and non-current deferred tax assets.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Net assets in different geographical areas are as follows (in millions):

	December 31,
	2014	2013
Net assets:
United States	$2,057	$3,107
United Kingdom	813	847
Other international	1	88
Total net assets	$2,871	$4,042
Revenues in different geographical areas are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Revenues:(a)
United States	$2,751	$2,789	$2,822
United Kingdom	411	403	444
Other international	119	162	170
Total revenues	$3,281	$3,354	$3,436
__________________________

(a)	Revenues are attributed to countries based on location of customer.
21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share amounts)
2014
Revenues	$745	$820	$821	$895
Net income (loss)	(74)	(32)	48	145
Basic net income (loss) per common share(a)	(0.68)	(0.30)	0.44	1.33
Diluted net income (loss) per common share(a)	(0.68)	(0.30)	0.44	1.32

2013
Revenues	$737	$833	$818	$966
Net income (loss)	(8)	75	68	66
Basic net income (loss) per common share(a)	(0.07)	0.69	0.62	0.61
Diluted net income (loss) per common share(a)	(0.07)	0.69	0.62	0.61
__________________________

(a)
The Spin-Off was completed on June 6, 2014 when approximately 108.94 million common shares of Time Inc. were distributed to Time Warner stockholders. This share amount is being utilized for the pro forma calculation of both basic and diluted net income (loss) per common share for all periods presented prior to the Distribution Date as no Time Inc. equity-based awards were outstanding prior to June 6, 2014 and Time Inc. was a wholly-owned subsidiary of Time Warner prior to that date.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In Millions)

Description	Balance at the Beginning of Period	Additions Charges to Costs and Expenses	Deductions	Balance at End of Period
2014
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$70	$11	$(6)	$75
Reserves for sales returns and allowances	211	567	(598)	180
Total	$281	$578	$(604)	$255

2013
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$75	$13	$(18)	$70
Reserves for sales returns and allowances	275	595	(659)	211
Total	$350	$608	$(677)	$281

2012
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$74	$19	$(18)	$75
Reserves for sales returns and allowances	296	628	(649)	275
Total	$370	$647	$(667)	$350

INDEX TO EXHIBITS

Exhibit No.	Description
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

4.2
Indenture, dated April 29, 2014, among Time Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 28, 2014).

4.3
First Supplemental Indenture, dated July 15, 2014, between Cozi Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 4, 2014).

4.4
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

10.4
Employment Agreement, made and effective as of October 31, 2013, between Time Inc. and Joseph A. Ripp (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.5
Employment Agreement, made and effective as of October 31, 2013, between Time Inc. and Jeffrey J. Bairstow (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.6
Employment Agreement, dated November 5, 2013, effective as of October 31, 2013, amended as of March 31, 2014, between Time Inc. and Norman Pearlstine (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 28, 2014).

10.7
Employment Agreement, amended and restated as of March 25, 2014, effective as of March 31, 2014, between Time Inc. and Todd Larsen (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 28, 2014).

10.8
Employment Agreement, amended and restated as of February 19, 2014, effective as of March 21, 2014, between Time Inc. and Evelyn Webster (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 28, 2014).

10.9
Separation Agreement, dated and effective October 8, 2013, between Time Inc. and Laura Lang (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.10
Employment Agreement, dated and effective July 20, 2010, amended as of October 17, 2011 and further amended as of December 6, 2013, between Time Inc. and Howard M. Averill (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.11
Letter regarding Transaction Bonus, dated and effective March 15, 2013, from Time Inc. to Howard M. Averill (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.12
Letter regarding Transaction Bonus, dated and effective March 15, 2013, from Time Inc. to Maurice F. Edelson (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.13
Separation Agreement, dated and effective January 9, 2014, between Time Inc. and Martha Nelson (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.14
Time Inc. Supplemental Savings Plan, dated and effective January 1, 2011, restated January 1, 2014 (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.15
Time Inc. Deferred Compensation Plan, dated and effective November 18, 1998, restated January 1, 2014 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.16
Time Inc. Deferred Compensation Plan, dated and effective November 18, 1998, restated January 1, 2014 and applicable to amounts deferred prior to January 1, 2005 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.17
Pearlstine Deferred Compensation Arrangement pursuant to Annex B of Employment Agreement, made as of September 25, 2000, effective as of January 1, 2000, by and between Time Inc. and Norman Pearlstine (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Company's Registration Statement on Form 10 filed with the SEC on March 7, 2014).

10.18
Rabbi Trust Agreement relating to Pearlstine Deferred Compensation Arrangement, dated and effective April 1, 1998, between Time Inc. and Evercore Trust Company (as successor trustee to U.S. Trust Company of California, N.A.) (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company's Registration Statement on Form 10 filed with the SEC on March 7, 2014).

10.19
Restricted Stock Units Agreement (for an award of restricted stock units to Joseph A. Ripp under the Time Warner Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.20
Non-Qualified Stock Option Agreement (for an award of stock options to Joseph A. Ripp under the Time Warner Inc. 2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.21
Restricted Stock Units Agreement (for an award of restricted stock units to Jeffrey J. Bairstow under the Time Warner Inc. 2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.22
Non-Qualified Stock Option Agreement (for an award of stock options to Jeffrey J. Bairstow under the Time Warner Inc. 2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.23	Time Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.24	Time Inc. Excess Benefit Pension Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.25	Time Inc. Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.26
Form of Restricted Stock Unit Agreement for restricted stock units granted to employees on and after June 9, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 13, 2014).

10.27
Form of Non Qualified Stock Option Agreement for stock options granted to employees on and after June 23, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 27, 2014).

10.28
Form of Restricted Stock Unit Agreement for restricted stock units granted to non-employee directors on and after June 24, 2014 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2014).

21.1	List of subsidiaries of Time Inc.*

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**
* Filed herewith.
** Furnished herewith.