Form 10-Q
period 2015-03-31
Time Inc.
filed 2015-05-07
CIK 1591517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____  to _____
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of
Common Stock — $0.01 par value	April 30, 2015
109,521,924

TIME INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
TIME INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$458	$519
Receivables, less allowances of $231 and $255 at March 31, 2015 and December 31, 2014, respectively	413	488
Inventories, net of reserves	42	48
Deferred tax assets	84	84
Prepaid expenses and other current assets	141	117
Total current assets	1,138	1,256

Property, plant and equipment, net	341	369
Intangible assets, net	1,066	1,085
Goodwill	3,104	3,117
Other assets	86	73
Total assets	$5,735	$5,900

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$509	$621
Deferred revenue	474	458
Current portion of long-term debt	7	7
Total current liabilities	990	1,086

Long-term debt	1,367	1,368
Deferred tax liabilities	316	313
Deferred revenue	94	94
Other noncurrent liabilities	161	168
Commitments and contingencies (Note 11)

Stockholders' Equity
Common stock, $0.01 par value, 400 million shares authorized; 109.52 million and 109.05 million shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1	1
Preferred stock, $0.01 par value, 40 million shares authorized; none issued	—	—
Additional paid-in-capital	12,649	12,665
Accumulated deficit	(9,635)	(9,626)
Accumulated other comprehensive loss, net	(208)	(169)
Total stockholders' equity	2,807	2,871
Total liabilities and stockholders' equity	$5,735	$5,900

See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues
Advertising	$353	$390
Circulation	250	270
Other	77	85
Total revenues	680	745
Costs of revenues	274	311
Selling, general and administrative expenses	380	394
Amortization of intangible assets	19	19
Restructuring and severance costs	2	115
Asset impairments	—	26
Operating income (loss)	5	(120)
Interest expense, net	19	1
Other expense (income), net	3	(5)
Loss before income tax benefit	(17)	(116)
Income tax benefit	(8)	(42)
Net loss	$(9)	$(74)

Per share information attributable to Time Inc. common stockholders:
Basic net loss per common share	$(0.08)	$(0.68)
Weighted average basic common shares outstanding	109.53	108.94
Diluted net loss per common share	$(0.08)	$(0.68)
Weighted average diluted common shares outstanding	109.53	108.94
Cash dividends declared per share of common stock	$0.19	$—

See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS
OF COMPREHENSIVE LOSS
(Unaudited; in millions)

	Three Months Ended March 31,
	2015	2014
Net loss	$(9)	$(74)

Other comprehensive (loss) income, net of tax:

Foreign currency translation:
Unrealized (losses) gains occurring during the period	(47)	28

Benefit obligations:
Unrealized gains (losses) occurring during the period	7	(11)
Reclassification adjustment for losses realized in net loss	1	1
Net benefit obligations	8	(10)

Other comprehensive (loss) income	(39)	18

Comprehensive loss	$(48)	$(56)

See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Three Months Ended March 31, 2015
	Common Stock	Additional Paid-in Capital	Time Warner Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance, December 31, 2014	$1	$12,665	$—	$(9,626)	$(169)	$2,871
Net loss	—	—	—	(9)	—	(9)
Other comprehensive loss	—	—	—	—	(39)	(39)
Dividends	—	(21)	—	—	—	(21)
Equity-based compensation and other	—	5	—	—	—	5
Balance, March 31, 2015	$1	$12,649	$—	$(9,635)	$(208)	$2,807

	Three Months Ended March 31, 2014
	Common Stock	Additional Paid-in Capital	Time Warner Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance, December 31, 2013	$—	$—	$4,158	$—	$(116)	$4,042
Net loss	—	—	(74)	—	—	(74)
Other comprehensive income	—	—	—	—	18	18
Equity-based compensation and other	—	—	2	—	—	2
Net transactions with Time Warner	—	—	(7)	—	—	(7)
Balance, March 31, 2014	$—	$—	$4,079	$—	$(98)	$3,981

See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(9)	$(74)
Adjustments to reconcile net loss to cash (used in) provided by operations:
Depreciation and amortization	43	43
Amortization of deferred financing costs and discounts on indebtedness	1	—
Asset impairments	—	26
Loss on investments and other assets, net	—	1
Loss on equity method of investee companies, net of cash distributions	3	2
Share-based compensation expense relating to equity classified awards	13	2
Deferred income taxes	2	(11)
Changes in operating assets and liabilities:
Receivables	76	73
Inventories	5	(6)
Prepaid expenses and other assets	(31)	(38)
Accounts payable and other liabilities	(122)	(1)
Other, net	(1)	(17)
Cash (used in) provided by operations	(20)	—

INVESTING ACTIVITIES
Investments and acquisitions, net of cash acquired	(13)	(12)
Capital expenditures	(4)	(7)
Cash used in investing activities	(17)	(19)

FINANCING ACTIVITIES
Principal payments on Term Loan	(2)	—
Excess tax benefits from share-based compensation arrangements	—	12
Dividends paid	(21)	—
Net transfers from Time Warner	—	12
Cash (used in) provided by financing activities	(23)	24
Effect of exchange rate changes on Cash and cash equivalents	(1)	—
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(61)	5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	519	46
CASH AND CASH EQUIVALENTS, END OF PERIOD	$458	$51

See accompanying notes.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Time Inc., together with its subsidiaries (collectively, the "Company", "we", "us" or "our"), is one of the world's leading media companies, with a monthly global print audience of over 120 million and more than 120 million monthly visitors to its worldwide digital properties, including over 50 websites. Our influential brands include People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly, Travel + Leisure, Cooking Light, Fortune and Food & Wine, as well as more than 50 diverse titles in the United Kingdom such as Decanter, Horse & Hound and Wallpaper*. Time Inc. is home to celebrated events and franchises including the Fortune 500, Time 100, People’s Sexiest Man Alive, Sports Illustrated’s Sportsman of the Year, the Food & Wine Classic in Aspen, the Essence Festival and the biennial Fortune Global Forum. Hundreds of thousands of people attend our live media events each year. We also provide content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including subscription sales services for magazines and other products, retail distribution and marketing services and customer service and fulfillment services, for ourselves and third-party clients, including other magazine publishers.
The Spin-Off
On June 6, 2014 (the "Distribution Date"), we completed the legal and structural separation of our business (the "Spin-Off") from Time Warner Inc. ("Time Warner"). The Spin-Off was completed by way of a pro rata dividend on the Distribution Date of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014 (the "Record Date") based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held (the "Distribution"). Following the Spin-Off, Time Warner stockholders became the owners of 100% of the outstanding shares of common stock of Time Inc. and Time Inc. began operating as an independent, publicly-traded company with its common stock trading on The New York Stock Exchange ("NYSE") under the symbol "TIME". In connection with the Spin-Off, we and Time Warner entered into the separation and distribution agreement dated June 4, 2014 (the "Separation and Distribution Agreement") and certain other related agreements which govern our relationship with Time Warner following the Spin-Off. (See Note 12, "Relationship Between Time Inc. and Time Warner After the Spin-Off").
Basis of Presentation
Following the Distribution Date, our financial statements as of December 31, 2014 and as of and for the three months ended March 31, 2015 are presented on a consolidated basis as we became a separate consolidated entity on June 6, 2014. Our consolidated statement of operations for the three months ended March 31, 2015 reflects our operations as a stand-alone company. Our consolidated balance sheets as of March 31, 2015 and December 31, 2014 consist of our consolidated balances, subsequent to the Spin-Off.
Prior to the Spin-Off, our combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Time Warner. Our financial statements for the three months ended March 31, 2014 were prepared on a combined basis and presented as carve-out financial statements, as we were not a separate consolidated entity prior to the Distribution Date. These statements reflect the combined historical results of operations and cash flows of Time Warner’s publishing segment, which consisted principally of its magazine publishing business and related websites and operations managed by Time Inc. (the "TW Publishing Segment").
Prior to the Spin-Off, our combined statement of operations for the three months ended March 31, 2014 included allocations of general corporate expenses for certain support functions that were provided on a centralized basis by Time Warner and not recorded at the business unit level, such as expenses related to cash management and other treasury services, administrative services (such as tax, human resources and employee benefit administration) and certain global marketing and IT services. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, operating income, headcount or other measures. We

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

believe the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from Time Warner, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by us and may not reflect our combined results of operations and cash flows had we been a stand-alone company during such period presented prior to the Spin-Off. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
The unaudited consolidated and combined interim financial statements will be referred to as the "Financial Statements" herein. The unaudited consolidated and combined statements of operations will be referred to as the "Statements of Operations" herein. The unaudited consolidated and combined statements of comprehensive loss will be referred to as the "Statements of Comprehensive Loss" herein. The unaudited consolidated balance sheets will be referred to as the "Balance Sheets" herein.
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
The accompanying Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited consolidated and combined financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
These Financial Statements and notes thereto should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2015 (the “2014 Form 10-K”).
Intercompany transactions and balances have been eliminated. Equity investments in which we exercise significant influence but do not exercise control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are designated as available-for-sale if readily determinable fair values are available. If an investment’s fair value is not readily determinable, we account for our investment under the cost method.
The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Financial Statements and accompanying disclosures. Actual results could differ from those estimates.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Recent Accounting Guidance
Accounting Guidance Adopted in 2015
In April 2014, guidance was issued that raises the threshold for disposals to qualify as discontinued operations. Under this guidance, a discontinued operation is (1) a component of an entity or group of components that has been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity's continuing involvement with a discontinued operation following disposal, and retained equity method investments in a discontinued operation. This guidance became effective on a prospective basis for us on January 1, 2015 and has not had a significant impact on our Financial Statements upon adoption.
In January 2015, guidance was issued which eliminates from GAAP the concept of extraordinary items. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The guidance may be applied prospectively or retrospectively and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted this guidance early on January 1, 2015 and it has not had an impact on our Financial Statements upon adoption.
Accounting Guidance Not Yet Adopted
In April 2015, guidance was issued for the accounting of fees paid in a cloud computing arrangement. In accordance with the provisions of this standard, if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. However, if a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance, effective for interim and annual reporting periods beginning after December 15, 2015, does not change the accounting for customers' accounting for service contracts. We are currently evaluating the provisions of this new guidance to determine the potential impact the new standard will have on our Financial Statements.
In April 2015, guidance was issued which changes the presentation of debt issuance costs from an asset to a direct deduction from the related liability. This guidance, which is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, may be early adopted for financial statements that have not been previously issued and its provisions are to be retrospectively applied as a change in accounting principle. Upon adoption, this guidance is expected to decrease Other assets, which includes our deferred financing costs on our debt obligations, and comparably decrease Long-term debt on our Balance Sheets. This guidance is not expected to have any impact on our Statements of Operations or our Statements of Cash Flows.
In February 2015, guidance was issued that amends the consolidation analysis for limited partnerships and other variable interest entities ("VIEs"). This guidance, which is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, is not expected to have a significant impact on our Financial Statements upon adoption.
In August 2014, guidance was issued that establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. We will adopt this guidance on January 1, 2017 and do not expect it to have a material impact on our Financial Statements upon adoption.
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

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 15, 2015. We do not currently have share-based payment awards that fall within the scope of this guidance and therefore do not anticipate an impact on our Financial Statements upon adoption.
In May 2014, guidance was issued that establishes a new revenue recognition framework in GAAP for all companies and industries. The core principle of the guidance is that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The guidance includes a five-step framework to determine the timing and amount of revenue to recognize related to contracts with customers. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework. The guidance will become effective on either a full or modified retrospective basis for us on January 1, 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated guidance will have on our Financial Statements and related disclosures.
Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Financial Statements upon adoption.
2. INVESTMENTS
Our investments included within Other assets on the accompanying Balance Sheets consist of equity-method investments, investments in marketable securities and cost-method investments. Our investments, by category, consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Equity-method investments:
120 Sports(a)	$10	$13
Other(b)	7	7
Investments in marketable securities:
Deferred compensation investments, recorded at fair value(c)	1	2
Cost-method investments(d)	3	3
Total	$21	$25
_______________________

(a)	We acquired a 20% interest in 120 Sports during the second quarter of 2014. This investment yielded approximately $3 million of equity losses for the three months ended March 31, 2015.

(b)
Our other equity-method investments primarily consist of joint ventures. Equity gains (losses) and foreign currency movements on these investments were not significant for the three months ended March 31, 2015 and 2014.

(c)
Other investments recorded at fair value included investments in a Rabbi Trust as part of a deferred compensation plan. Assets in the trust consist of debt and equity securities and offset the liability of the deferred compensation plan. As of March 31, 2015, gains and losses on such trading securities were not significant.

(d)	We use available qualitative and quantitative information to evaluate all cost-method investments for impairment at least quarterly.
For the three months ended March 31, 2015 and 2014, we did not experience other than temporary declines in the value of our investments.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3. FAIR VALUE MEASUREMENTS
A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy distinguishes between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require us to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, respectively (in millions):

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$251	$—	$—	$251	$210	$—	$—	$210
Trading securities(a):
Diversified debt securities	—	1	—	1	—	1	—	1
Diversified equity securities	—	—	—	—	1	—	—	1
Liabilities:
Deferred compensation obligation(b)	—	—	(4)	(4)	—	—	(5)	(5)
Other - liabilities(c)	—	—	(4)	(4)	—	—	(4)	(4)
Total(d)	$251	$1	$(8)	$244	$211	$1	$(9)	$203
_______________________

(a)	Consisted of investments related to deferred compensation.

(b)
In connection with the Employee Matters Agreement with Time Warner, we are required to indemnify Time Warner for international equity awards in connection with our employees' exercises of stock compensation awards granted by Time Warner. The fair value of this obligation, as included within Accounts payable and accrued expenses and Other noncurrent liabilities on the accompanying Balance Sheets was derived using a Black-Scholes model and is considered a Level 3 measurement. Adjustments to fair value of this obligation are included as a component of Other expense, net in the Statements of Operations.

(c)
Our other liabilities included within Other noncurrent liabilities on the accompanying Balance Sheets consist primarily of a put option liability related to an equity method investment, the fair value of which was derived using a lattice model which is considered a Level 3 measurement. Adjustments to fair value of this obligation are included as a component of Other expense, net in the Statements of Operations.

(d)
We primarily apply the market approach for determining recurring fair value measurements. During the three months ended March 31, 2015 and the year ended December 31, 2014, there were no transfers of securities between levels.

The following table reconciles the beginning and ending balance of our liabilities classified as Level 3 (in millions):

	March 31,
	2015	2014
Balance as of the beginning of the period	$9	N/A
Settlements	(1)	N/A
Transfers in and/or out of Level 3	—	N/A
Balance as of the end of the period	$8	N/A
_______________________

N/A	- Not applicable.

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

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan	$683	$697	$684	$691
5.75% Senior Notes	691	683	691	676
	$1,374	$1,380	$1,375	$1,367
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
The carrying value for the majority of our other financial instruments approximates fair value due to the short-term nature of the financial instrument or because the financial instrument is of a longer-term nature and is recorded on a discounted basis. For the remainder of our other financial instruments, differences between carrying value and fair value were not significant as of March 31, 2015. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In case a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.
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
During the three months ended March 31, 2014, we classified one of our buildings as an asset held for sale within Prepaid expenses and other current assets on the accompanying Balance Sheets. As a result, we recorded a noncash impairment charge of $20 million to write down the value of the building to its fair value less costs to sell. The resulting fair value measurement was considered to be a Level 3 measurement and was determined using a market approach.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4. DEBT
Our debt obligations consisted of the following (in millions):

	March 31, 2015	December 31, 2014
5.75% Senior Notes	$700	$700
Senior Credit Facilities:
Term Loan B	695	696
Revolving Credit Facility	—	—
Unamortized discount	(21)	(21)
Total debt obligations	1,374	1,375
Less: Current portion of long-term debt	7	7
Noncurrent debt obligations	$1,367	$1,368
Senior Notes and Senior Credit Facilities
On April 29, 2014, we issued $700 million aggregate principal amount of Senior Notes due April 15, 2022 in a private offering. The Senior Notes are fully and unconditionally guaranteed by substantially all of our wholly-owned domestic subsidiaries and, under certain circumstances, may become guaranteed by other existing or future subsidiaries. Interest payable on the Senior Notes as of March 31, 2015 was approximately $18 million. We made a semi-annual interest payment on the Senior Notes of approximately $20 million in April 2015.
On April 24, 2014, we entered into senior secured credit facilities (the "Senior Credit Facilities") providing for a Term Loan in an aggregate principal amount of $700 million with a seven-year maturity and a $500 million revolving credit facility with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit (the "Revolving Credit Facility"). The Revolving Credit Facility will be used for working capital and other general corporate purposes. The Term Loan was funded on May 29, 2014. The Revolving Credit Facility was available as of the Spin-Off but remained undrawn as of March 31, 2015 except for utilization for letters of credit in the face amount of approximately $1 million.
All obligations under the Senior Credit Facilities are fully and unconditionally guaranteed by substantially all of our existing and future direct and indirect wholly-owned domestic subsidiaries (subject to certain exceptions). All obligations under the Senior Credit Facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of Time Inc.'s assets and the assets of our guarantor subsidiaries under the Senior Credit Facilities, including a first-priority pledge of the capital stock of our subsidiaries directly held by Time Inc. or the guarantors under the Senior Credit Facilities. All then-outstanding principal and interest under the Term Loan is expected to be due and payable on April 24, 2021. All then outstanding principal and interest under the Revolving Credit Facility is expected to be due and payable, and all commitments thereunder are expected to terminate, on June 6, 2019.
We are required to make quarterly repayments of the Term Loan equal to 0.25% of the aggregate original principal amount. A principal payment of approximately $2 million was made on the Term Loan during the three months ended March 31, 2015. Interest payable on the Term Loan as of March 31, 2015 was approximately $3 million. An interest payment of approximately $7 million was made on the Term Loan in February 2015.
In connection with the issuance of the Senior Notes and Senior Credit Facilities, we incurred deferred financing costs of approximately $13 million, which are being amortized to Interest expense, utilizing the effective interest method, over the terms of the Senior Notes and Senior Credit Facilities. The Term Loan was originally issued at a discount of approximately $13 million and the Senior Notes were originally issued at a discount of approximately $10 million. Debt discount is being amortized using the effective interest method over the terms of the Term Loan and the Senior Notes, respectively. For the three months ended March 31, 2015, we incurred amortization expense on deferred financing costs and discounts on indebtedness of approximately $1 million.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

5. INCOME TAXES
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
For the three months ended March 31, 2015 and 2014, our Income tax benefit was $8 million and $42 million, respectively. Our effective income tax rate for the three months ended March 31, 2015 and 2014 was 47% and 36%, respectively. The change in the effective income tax rate for the three months ended March 31, 2015 was primarily due to the effect of foreign operations and adjustments to our reserves for uncertain tax positions.
6. STOCKHOLDERS' EQUITY
On February 12, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on February 27, 2015. This dividend was paid on March 13, 2015 for a total payment of approximately $21 million. On May 7, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on May 29, 2015, payable June 15, 2015.
Comprehensive Income (Loss)
Comprehensive income (loss) is reported in the Statements of Comprehensive Loss and consists of Net income (loss) and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from Net income (loss). Such items consist primarily of foreign currency translation gains (losses) and changes in certain pension benefit plan obligations.
The following summary sets forth the activity within Other comprehensive loss for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31, 2015
	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation losses	$(47)	$—	$(47)
Unrealized (losses) gains on benefit obligations	8	(1)	7
Reclassification adjustment for (gains) losses on benefit obligations realized in net loss(a)	2	(1)	1
Other comprehensive income (loss)	$(37)	$(2)	$(39)

	Three Months Ended March 31, 2014
	Pretax	Tax (Provision) Benefit	Net of Tax
Foreign currency translation gains (losses)	$28	$—	$28
Unrealized gains (losses) on benefit obligations	(15)	4	(11)
Reclassification adjustment for losses on benefit obligations realized in net loss(a)	1	—	1
Other comprehensive income (loss)	$14	$4	$18
__________________________

(a)	Included in Selling, general and administrative expenses.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is calculated by dividing Net income (loss) attributable to Time Inc. common shareholders by the weighted average number of shares of common stock outstanding. Diluted net income (loss) per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares issuable under equity-based compensation plans in accordance with the treasury stock method, except where the inclusion of such common shares would have an anti-dilutive impact.
The determination and reporting of net income (loss) per common share requires the inclusion of certain of our time-based restricted stock units ("RSUs") where such securities have the right to share in dividends, if declared, equally with common stockholders. During periods in which we generate net income, such participating securities have the effect of diluting both basic and diluted net income per share. During periods of net loss, no effect is given to participating securities, since they do not share in the losses of the Company. For the three months ended March 31, 2015, such participating securities had no impact on our basic and dilutive net income (loss) per common share calculation as we were in a net loss position.
On the Distribution Date, approximately 108.94 million shares of our common stock were distributed to Time Warner stockholders as of the Record Date. This share amount is being utilized for the pro forma calculation of both basic and diluted net loss per common share for the three months ended March 31, 2014 as no equity-based awards were outstanding prior to June 6, 2014 and Time Inc. was a wholly-owned subsidiary of Time Warner prior to that date.
For the three months ended March 31, 2015 and 2014, basic and diluted net loss per common share were as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss attributable to Time Inc. common stockholders	$(9)	$(74)

Weighted average number of common shares outstanding - basic	109.53	108.94
Dilutive effect of equity awards	—	—
Weighted average number of common shares outstanding - diluted	109.53	108.94

Net loss per common share attributable to Time Inc. common stockholders:
Basic	$(0.08)	$(0.68)
Diluted	$(0.08)	$(0.68)
The computation of diluted net loss per common share for the three months ended March 31, 2015 and 2014 excludes certain equity awards because they are anti-dilutive. Such equity awards are as set forth below (in millions):

	Three Months Ended March 31,
	2015	2014
Anti-dilutive equity awards:	6	N/A
__________________________

N/A	- Not Applicable.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

8. EQUITY-BASED COMPENSATION
The following table sets forth the number of Time Inc. stock options and RSUs granted during the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Stock options	1	N/A
RSUs	1	N/A
__________________________

N/A	- Not Applicable.
There were no Time Warner RSUs or stock options granted to our employees during the three months ended March 31, 2014.
Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal annual installments, and expire ten years from the date of grant. RSUs granted under the Time Inc. 2014 Omnibus Incentive Compensation Plan generally vest in four equal annual installments. Upon the exercise of a stock option award, vesting of an RSU or grant of restricted stock, shares of Time Inc. common stock may be issued from authorized but unissued shares or treasury stock, if applicable. As of March 31, 2015, we did not have any treasury stock. There were no Time Inc. stock options exercised during the three months ended March 31, 2015.
The table below summarizes the weighted-average assumptions used to value Time Inc. stock options at their grant date and the weighted-average grant date fair value per option:

	Three Months Ended March 31,
	2015	2014
Expected volatility	27.22%	N/A
Expected term to exercise from grant date (in years)	5.28	N/A
Risk-free rate	1.69%	N/A
Expected dividend yield	3.06%	N/A
Weighted average grant date fair value per option	$4.65	N/A
__________________________

N/A	- Not Applicable.
The following table sets forth the weighted average grant date fair value of Time Inc. RSUs:

	Three Months Ended March 31,
	2015	2014
RSUs	$23.05	N/A
__________________________

N/A	- Not Applicable.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Compensation expense recognized for equity-based awards for the three months ended March 31, 2015 and 2014 is as follows (in millions):

	Three Months Ended March 31,
	2015	2014
RSUs(a)	$10	$2
Stock options(a)	2	—
Total impact on Operating income (loss)(a)	$12	$2
Income tax benefit recognized(a)	$4	$1
__________________________

(a)	Amounts in respect of awards granted prior to the Spin-Off represent Time Warner awards granted to our employees.
Total unrecognized compensation cost related to unvested Time Inc. RSUs as of March 31, 2015, without taking into account expected forfeitures, was $63 million and is expected to be recognized over a weighted-average period between two and three years.
Total unrecognized compensation cost related to unvested Time Inc. stock options as of March 31, 2015, without taking into account expected forfeitures, was $7 million and is expected to be recognized over a weighted-average period between two and four years.
9. BENEFIT PLANS
We participate in various funded and unfunded noncontributory defined benefit plans, including international plans in the United Kingdom, Germany and Benelux. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation during their employment period. The Time Inc. Excess Benefit Pension Plan in the United States has been terminated and the participants will be fully paid out under the provisions of the plan in 2015. At March 31, 2015, the settlement obligation was approximately $21 million and was reflected within Accounts payable and accrued liabilities on the accompanying Balance Sheet.
During the first quarter of 2015, we contributed approximately $5 million to our international pension plans.
Components of net periodic benefit income for the three months ended March 31, 2015 and 2014 were as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Interest cost	$7	$7
Expected return on plan assets	(11)	(11)
Amortization of net loss	1	1
Net periodic benefit income	$(3)	$(3)

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10. RESTRUCTURING AND SEVERANCE COSTS
Our Restructuring and severance costs primarily relate to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance expense for the three months ended March 31, 2015 and 2014 were as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Restructuring and severance costs	$2	$115
Selected information relating to Restructuring and severance costs is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2014	$95	$7	$102
Net accruals	2	—	2
Noncash adjustments(a)	(1)	1	—
Cash paid	(27)	—	(27)
Remaining liability as of March 31, 2015	$69	$8	$77
__________________________
(a) Noncash adjustments to employee terminations relate to the settlement of certain employee-related liabilities with equity instruments. Noncash adjustments to other exit costs relate primarily to bankruptcy claim distributions and adjustments for deferred rent liabilities.
As of March 31, 2015, of the remaining $77 million liability, $61 million was classified as a current liability in the Balance Sheets, with the remaining $16 million classified as a noncurrent liability. Amounts classified as noncurrent liabilities are expected to be paid through 2020 and relate to severance and lease exit costs.
11. COMMITMENTS AND CONTINGENCIES
Commitments
We have commitments under certain firm contractual arrangements ("firm commitments") to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Our commitments not recorded on the Balance Sheets primarily consist of operating lease arrangements, talent commitments, and purchase obligations for goods and services. Our other commitments primarily consist of debt obligations. Our commitments have not significantly varied from those disclosed within our 2014 Form 10-K.
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

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
On October 26, 2010, the Canadian Minister of National Revenue denied the claims by TIR for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines, and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency, arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the Canada Revenue Agency, asserting the same arguments made in the objection TIR filed on January 21, 2011. Including interest accrued on both reassessments, the total reassessment by the Canada Revenue Agency for the years 2006 to 2010 was C$87.9 million as of March 2015.
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

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

12. RELATIONSHIP BETWEEN TIME INC. AND TIME WARNER AFTER THE SPIN-OFF
Historically, prior to the Spin-Off Time Warner had provided services to and funded certain expenses for us that were included as a component of Time Warner investment within Stockholders’ Equity such as global real estate and employee benefits. In addition, as discussed in Note 1, "Description of Business and Basis of Presentation," our Financial Statements as of March 31, 2014 include general corporate expenses of Time Warner for certain support functions that were provided on a centralized basis within Time Warner and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others ("General Corporate Expenses"). For purposes of these stand-alone financial statements, the General Corporate Expenses incurred prior to the Spin-Off have been allocated to us. The General Corporate Expenses incurred prior to the Spin-Off are included in the Statements of Operations in Selling, general and administrative expenses and accordingly as a component of equity. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, operating income, headcount or other measures. Management believes the assumptions underlying the Financial Statements, including the assumptions regarding allocating General Corporate Expenses from Time Warner are reasonable. Nevertheless, the Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect our combined results of operations and cash flows had we been a stand-alone company during such period presented prior to the Spin-Off. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The corporate allocations made during the three months ended March 31, 2014 were $4 million and include historical direct allocations primarily consisting of expenses related to charges for administrative services performed by Time Warner. In addition, during the three months ended March 31, 2014 we incurred $22 million of expenses related to employee benefit plans, and $2 million related to stock compensation expense in connection with plans administered by Time Warner on our behalf.
All significant intercompany transactions that occurred prior to the Distribution Date between us and Time Warner have been included in these Financial Statements and are considered to be effectively settled for cash. The total net effect of the settlement of these intercompany transactions is reflected in the Statements of Cash Flows as a financing activity.
The components of Net transactions with Time Warner for the three months ended March 31, 2014 were as follows (in millions):

Three Months Ended March 31, 2014
Cash pooling and other financing activities	$6
Other(a)	(11)
Net transactions with Time Warner	$(5)
__________________________

(a)
Other primarily includes rebills for services performed by, or on behalf of, Time Warner such as payroll processing, travel and expense reimbursement and expense allocations for certain benefits plans sponsored by Time Warner.

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
Under the TSA, we and Time Warner provide to each other certain specified services on a transitional basis, including, among others, payroll tax, employee benefits administration, information systems, and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

pocket costs and expenses, generally without profit. We anticipate that we will be in a position to complete the transition of most services on or before 24 months following the Distribution Date. Services under the TSA began after June 6, 2014.
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
13. RELATED PARTY TRANSACTIONS
We have entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. Receivables due from related parties were $2 million at both March 31, 2015 and December 31, 2014. Payables due to related parties as of both March 31, 2015 and December 31, 2014 were $1 million. Expenses resulting from transactions with related parties during the three months ended March 31, 2015 and 2014 were insignificant.
Revenues resulting from transactions with related parties consisted of (in millions):

	Three Months Ended March 31,
	2015	2014
Revenues	$1	$1

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

14. ADDITIONAL FINANCIAL INFORMATION
Additional financial information with respect to Accounts payable and accrued liabilities, Other noncurrent liabilities, Receivables allowance, Inventories, Other expense, net and cash payments for taxes and interest is as follows (in millions):

	March 31, 2015	December 31, 2014
Accounts payable and accrued liabilities:
Accounts payable	$215	$246
Accrued compensation	85	154
Distribution expenses	35	38
Rebates and allowances	31	25
Restructuring and severance	61	76
Accrued other taxes	26	37
Accrued interest(a)	21	11
Other current liabilities	35	34
Total accounts payable and accrued liabilities	$509	$621

	March 31, 2015	December 31, 2014
Other noncurrent liabilities:
Noncurrent pension and postretirement liabilities	$11	$12
Restructuring and severance	16	26
Noncurrent tax reserves and interest	38	42
Noncurrent deferred compensation	29	29
Liability to Time Warner(b)	25	25
Other noncurrent liabilities	42	34
Total other noncurrent liabilities	$161	$168

	March 31, 2015	December 31, 2014
Receivables allowance:
Allowance for doubtful accounts	$75	$75
Allowance for sales returns	156	180
Total receivables allowance	$231	$255

	March 31, 2015	December 31, 2014
Inventories:
Raw material - paper	$36	$36
Finished goods	6	12
Total inventories	$42	$48

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2015	2014
Other expense, net:
Investment losses, net	$—	$1
Loss on equity method investees	3	2
Other income(c)	—	(8)
Total other expense, net	$3	$(5)

	Three Months Ended March 31,
	2015	2014
Cash Flows:
Cash payments made for income taxes	$4	$1
Income tax refunds received	—	—
Cash tax payments, net	$4	$1

Cash payments made for interest(a)	$8	$—
Interest income received	—	—
Cash interest payments, net	$8	$—
__________________________

(a)
Our Senior Notes, maturing in April 2022, bear interest at the rate of 5.75% per annum payable on April 15 and October 15 of each year. Our Term Loan, maturing in April 2021, bears interest at a variable rate payable quarterly. We made an interest payment on our Term Loan of approximately $7 million for the three months ended March 31, 2015. Commitment fees paid on our Revolving Credit Facility for the three months ended March 31, 2015 were not significant. See Note 4, "Debt."

(b)
Liabilities to Time Warner relate to tax and stock compensation expense recharges in connection with the Tax Matters Agreement and Employee Matters Agreement. See Note 12, "Relationship Between Time Inc. and Time Warner After the Spin-Off."

(c)
Other income consists primarily of reimbursements for Restructuring and severance costs from American Express Company in connection with the acquisition of Affluent Media Group ("AMG") in the fourth quarter of 2013.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
Time Inc., together with its subsidiaries (collectively, the "Company", "we", "us" or "our"), is one of the world's leading media companies, with a monthly global print audience of over 120 million and more than 120 million monthly visitors to its worldwide digital properties, including over 50 websites. Our influential brands include People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly, Travel + Leisure, Cooking Light, Fortune and Food & Wine, as well as more than 50 diverse titles in the United Kingdom such as Decanter, Horse & Hound and Wallpaper*. Time Inc. is home to celebrated events and franchises including the Fortune 500, Time 100, People’s Sexiest Man Alive, Sports Illustrated’s Sportsman of the Year, the Food & Wine Classic in Aspen, the Essence Festival and the biennial Fortune Global Forum. Hundreds of thousands of people attend our live media events each year. We also provide content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including subscription sales services for magazines and other products, retail distribution and marketing services and customer service and fulfillment services, for ourselves and third-party clients, including other magazine publishers.
The Spin-Off
On June 6, 2014 (the "Distribution Date"), we completed the legal and structural separation of our business (the "Spin-Off") from Time Warner Inc. ("Time Warner"). The Spin-Off was completed by way of a pro rata dividend on the Distribution Date of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014 based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held. Following the Spin-Off, Time Warner stockholders became the owners of 100% of the outstanding shares of common stock of Time Inc. and Time Inc. began operating as an independent, publicly-traded company with its common stock trading on The New York Stock Exchange ("NYSE") under the symbol "TIME". In connection with the Spin-Off, we and Time Warner entered into the separation and distribution agreement dated June 4, 2014 (the "Separation and Distribution Agreement") and certain other related agreements which govern our relationship with Time Warner following the Spin-Off. (See Note 12, "Relationship Between Time Inc. and Time Warner After the Spin-Off," to the accompanying financial statements).
Following the Distribution Date, our financial statements as of December 31, 2014 and as of and for the three months ended March 31, 2015 are presented on a consolidated basis as we became a separate consolidated entity on June 6, 2014. Our consolidated statement of operations for the three months ended March 31, 2015 reflects our operations as a stand-alone company. Our consolidated balance sheets as of March 31, 2015 and December 31, 2014 consist of our consolidated balances, subsequent to the Spin-Off.
Prior to the Spin-Off, our combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Time Warner. Our financial statements for the three months ended March 31, 2014 have been prepared on a combined basis and presented as carve-out financial statements as we were not a separate consolidated entity prior to the Distribution Date. These statements reflect the combined historical results of operations and cash flows of Time Warner’s publishing segment, which consisted principally of its magazine publishing business and related websites and operations managed by Time Inc. (the “TW Publishing Segment”).
Prior to the Spin-Off, our combined statement of operations included allocations of general corporate expenses for certain support functions that were provided on a centralized basis by Time Warner and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, operating income, headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from Time Warner are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by us and may not reflect our combined results of operations and cash flows had we been a stand-alone company during such period presented. Actual costs that would have been

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
The unaudited consolidated and combined interim financial statements will be referred to as the “Financial Statements” herein. The unaudited consolidated and combined statements of operations will be referred to as the “Statements of Operations” herein. The unaudited consolidated balance sheets will be referred to as the “Balance Sheets” herein.
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
The Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
This management's discussion and analysis ("MD&A"), of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with the Financial Statements to help provide an understanding of our financial condition, changes in financial condition, results of our operations and cash flows.
Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated and Combined Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our discussion is presented on a consolidated and combined basis. We report as one operating segment.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2015, as well as an analysis of our cash flows for the three months ended March 31, 2015 and 2014. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed as of March 31, 2015 and December 31, 2014.
Caution Concerning Forward-Looking Statements. This section provides a description of the use of forward-looking information appearing in this report, including MD&A and the accompanying Financial Statements.

BUSINESS OVERVIEW
Business Description
We generate revenues primarily from the sale of advertising in our magazines and on our websites and from magazine subscriptions and newsstand sales. We operate as one segment and the majority of our revenues are generated in the United States. During the three months ended March 31, 2015, we generated Revenues of $680 million (a decrease of $65 million from 2014); Operating income of $5 million (an improvement of $125 million from 2014); Net loss of $9 million (a decrease of $65 million from 2014); and Cash used in operations of $20 million (an increase of $20 million from 2014).
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

Transactions and Other Items Affecting Comparability
As more fully described herein and in the related notes to the accompanying Financial Statements, the comparability of our results has been affected by the following in the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Restructuring and severance costs	$2	$115
Asset impairments	—	26
Other costs	1	—
Impact on operating income	$3	$141
Income tax impact of above items	(1)	(51)
Increase in Net loss applicable to Time Inc. stockholders from items impacting comparability	$2	$90
Restructuring and Severance Costs
For the three months ended March 31, 2015 and 2014, we incurred $2 million and $115 million, respectively, in Restructuring and severance charges primarily related to headcount reductions.
Asset Impairments
During the three months ended March 31, 2014, we incurred $26 million of Asset impairments primarily related to a building we classified as held for sale and our exit from certain other leased premises.
Other Costs
Other costs, included within Selling, general and administrative expenses in the accompanying Statements of Operations, reflect external costs related to mergers, acquisitions or dispositions.
Other Items Affecting Comparability
In addition to the items described above, the following items affected comparability of results for the three months ended March 31, 2015 and 2014:

•
Headquarters Relocation: As a result of the planned relocation of our corporate headquarters, we have accelerated the depreciation on our current tenant improvements at our New York City headquarters at 1271 Avenue of the Americas. This accelerated depreciation charge impacted the three months ended March 31, 2015 by $5 million. Additionally, primarily as a result of this planned relocation, during the three months ended March 31, 2015 we incurred incremental non-cash rent expense of approximately $4 million.

•
Corporate Transactions: We acquired Cozi Inc., a provider of mobile and digital family organizing tools, in the second quarter of 2014; we sold our Mexico-based operations, Grupo Editorial Expansión ("GEX"), in the third quarter of 2014; and our CNNMoney.com collaborative arrangement with a subsidiary of Time Warner terminated in the second quarter of 2014.

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying Statements of Operations.
The table below provides a summary of our results of operations for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,		% Change
	2015	2014
Revenues	$680	$745	(9%)
Operating expenses	675	865	(22%)
Operating income (loss)	$5	$(120)	NM
Interest expense, net	19	1	NM
Other expense (income), net	3	(5)	NM
Income tax benefit	(8)	(42)	(81%)
Net loss	$(9)	$(74)	(88%)
_______________________

NM	- Not Meaningful
Revenues
The following table presents our Revenues, by type, for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,		% Change
	2015	2014
Revenues
Advertising
Print and other advertising	$280	$318	(12%)
Digital advertising	73	72	1%
Total advertising revenues	$353	$390	(9%)
Circulation	250	270	(7%)
Other	77	85	(9%)
Total revenues	$680	$745	(9%)
The following table presents our Revenues, by type, as a percentage of total revenues for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Revenues:
Advertising	52%	52%
Circulation	37%	36%
Other	11%	12%
Total revenues	100%	100%

Advertising Revenues
For the three months ended March 31, 2015, Advertising revenues decreased 9% as compared to the three months ended March 31, 2014 primarily due to lower Print and other advertising revenues due to a decline in domestic and international print advertising revenues of $29 million and $9 million, respectively. The reduction in print magazine advertising revenues was attributable to fewer advertising pages and lower average price per page of advertising sold. Fewer advertising pages sold was primarily due to the continuing trend of advertisers shifting advertising spending from print to other media. Lower average price per page of advertising sold was primarily due to the category mix of advertisers. As compared to the three months ended March 31, 2014, our domestic titles experienced advertising declines in the food and beauty categories, partially offset by the strong sales in the pharmaceutical category. We expect the market conditions associated with our Print and other advertising revenues to continue. The stronger U.S. dollar relative to the British pound adversely impacted Print and other advertising revenues for the three months ended March 31, 2015 by $3 million. For the three months ended March 31, 2014, Print and other advertising revenues included $5 million of revenues from our GEX operations.
Partially offsetting the decrease in our Print and other advertising revenues was a 1% increase in our Digital advertising revenues primarily in video and programmatic sales. Included in Digital advertising revenues for the three months ended March 31, 2014 were $9 million of revenues from our CNNmoney.com collaborative arrangement and $2 million of revenues from our GEX operations. The increase in Digital advertising revenues in 2015 as compared to 2014 reflects the shift in consumer demand from print to digital media.
Circulation Revenues
The components of Circulation revenues for the three months ended March 31, 2015 and 2014 are as follows (in millions):

	Three Months Ended March 31,		% Change
	2015	2014
Circulation revenues:
Subscription	$165	$180	(8%)
Newsstand	77	86	(10%)
Other circulation	8	4	100%
Total circulation revenues	$250	$270	(7%)
For the three months ended March 31, 2015, Circulation revenues decreased 7% as compared to the three months ended March 31, 2014 primarily due to lower domestic and international Subscription revenues of $11 million and $4 million, respectively, and lower Newsstand revenues of $1 million and $8 million, respectively. The stronger U.S. dollar relative to the British pound adversely impacted Circulation revenues for the three months ended March 31, 2015 by approximately $5 million. The decline in Circulation revenues was primarily due to market conditions impacting the magazine publishing industry. We expect the market conditions associated with our Circulation revenues to continue.
Other Revenues
For the three months ended March 31, 2015, Other revenues decreased 9% as compared to the three months ended March 31, 2014. The decrease in Other revenues was primarily attributable to lower revenues at our book publishing business. The stronger U.S. dollar relative to the British pound adversely impacted Other revenues for the three months ended March 31, 2015 by approximately $1 million. Included in Other revenues for the three months ended March 31, 2014 was $2 million of revenues from our GEX operations.
Geographic Concentration of Revenues
A significant majority of our Revenues have been generated in the United States and, to a lesser extent, in the United Kingdom. For the three months ended March 31, 2015 and 2014, 86% and 83%, respectively, of our Revenues were generated in the United States, and 12% and 13%, respectively, of our Revenues were generated in the United

Kingdom. We expect that the significant majority of our revenues will continue to be generated in the United States for the foreseeable future.
Seasonality
Our quarterly performance typically experiences moderate seasonal fluctuations. Advertising revenues from our magazines and websites are typically higher in the fourth quarter of the year due to higher consumer spending activity and corresponding higher advertiser demand to reach our audiences during this period.
Operating Expenses
The components of Operating expenses for the three months ended March 31, 2015 and 2014 are as follows (in millions):

	Three Months Ended March 31,		% Change
	2015	2014
Operating expenses:
Costs of revenues:
Production costs	$160	$175	(9%)
Editorial costs	89	108	(18%)
Other	22	23	(4%)
Total costs of revenues(a)	271	306	(11%)
Selling, general and administrative(a)	359	375	(4%)
Asset impairments	—	26	(100%)
Restructuring and severance costs	2	115	(98%)
Depreciation	24	24	—%
Amortization of intangible assets	19	19	—%
Total operating expenses	$675	$865	(22%)
_______________________

(a)	Costs of revenues and Selling, general and administrative expenses exclude depreciation.
Costs of Revenues
Costs of revenues consist of costs related to the production of magazines and books, editorial costs, as well as other costs. Production costs include paper, printing and distribution costs. A variety of factors affect paper prices and availability, including demand, capacity, raw material and energy costs and general economic conditions. Our current paper supply arrangements are based on an annual request-for-proposal process establishing a non-binding pricing framework for the year. Price and volume adjustments are negotiated from time to time under this pricing framework, typically on a quarterly basis. Effective January 2014, we combined the bulk of our U.S. printing under multi-year contracts with a single printer. The Board of Governors of the USPS reviews prices for mailing services annually and periodically adjusts postage rates for each class of mail, including periodicals. Although prices and price increases for various USPS products vary, overall average price increases generally are capped by law at the rate of inflation as measured by the Consumer Price Index. In January 2015, the USPS applied to the Postal Regulation Commission to increase rates by approximately 2% for all classes of mail effective April 2015. However, in March 2015 the Postal Regulation Commission announced that the price change was being delayed. A new implementation date has not yet been set.
For the three months ended March 31, 2015, Costs of revenues decreased 11% as compared to the three months ended March 31, 2014 primarily due to a decrease in Production costs and Editorial costs. Production costs decreased due to a lower volume of pages produced and favorable paper and printing costs. Editorial costs decreased primarily as a result of previously announced cost savings initiatives, partially offset by digital investments. Other costs of revenues decreased $1 million or 4% as compared to the prior year. The strong U.S. dollar relative to the British pound favorably impacted Costs of revenues for the three months ended March 31, 2015 by approximately $4 million. Included within Costs of revenues for the three months ended March 31, 2014 was $7 million of costs associated with our GEX operations, and $5 million of costs associated with the CNNMoney.com collaborative arrangement.
Selling, General and Administrative
For the three months ended March 31, 2015, Selling, general and administrative expenses ("SG&A") decreased 4% as compared to the three months ended March 31, 2014 primarily due to benefits realized from previously announced cost savings initiatives, partially offset by higher stock compensation expense, in light of the absence of grants in the three months ended March 31, 2014, incremental non-cash rent expense associated with the upcoming relocation of our corporate headquarters, incremental rent expense related to our previously-announced sale-leaseback transactions, a portion of which is associated with temporary space, and spending on investments and growth initiatives. The stronger U.S. dollar relative to the British pound favorably impacted SG&A for the three months ended March 31, 2015 by $4 million. Included within SG&A for the three months ended March 31, 2014 was $9 million of expense associated with our GEX operations and $3 million of expense associated with the CNNMoney.com collaborative arrangement.
Asset Impairments
During the three months ended March 31, 2014, we incurred $26 million of Asset impairments primarily related to a building we classified as held for sale and our exit from certain other leased premises.
Restructuring and Severance Costs
For the three months ended March 31, 2015 and 2014, we incurred Restructuring and severance costs of $2 million and $115 million, respectively, primarily related to headcount reductions.
Depreciation
Depreciation was $24 million for both the three months ended March 31, 2015 and 2014. As a result of the planned relocation of our corporate headquarters, we have accelerated the depreciation on our current tenant improvements at our New York City headquarters at 1271 Avenue of the Americas. This accelerated depreciation charge affected our results of operations for the three months ended March 31, 2015 by approximately $5 million.
Amortization of Intangible Assets
Amortization of intangible assets was $19 million for both the three months ended March 31, 2015 and 2014.
Operating Income (Loss)
Operating income (loss) for the three months ended March 31, 2015 was income of $5 million and a loss of $120 million for the three months ended March 31, 2014. The improvement in Operating income (loss) for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to lower Restructuring and severance costs and the absence of Asset impairments. Operating income also reflected revenue reductions, partially offset by declines in Costs of revenues and SG&A.
Interest Expense, Net
Interest expense, net was $19 million and $1 million for the three months ended March 31, 2015 and 2014, respectively.
As discussed more fully in Note 4, "Debt," to the accompanying Financial Statements, during the second quarter of 2014, we issued $700 million aggregate principal amount of 5.75% unsecured senior notes due 2022 (the "Senior Notes") and entered into the senior credit facilities (the "Senior Credit Facilities") providing for a Term Loan in an initial principal amount of $700 million due 2021 and a $500 million revolving credit facility (the "Revolving Credit Facility") maturing in 2019. As a result of these transactions, Interest expense, net was substantially higher for periods after the incurrence of such indebtedness than for periods prior thereto.

Other Expense (Income), Net
Other expense (income), net, which primarily relates to losses from equity method investees, was an expense of $3 million for the three months ended March 31, 2015 and other income of $5 million for the three months ended March 31, 2014. For the three months ended March 31, 2014, Other income, net primarily consisted of payments received in connection with our acquisition of Affluent Media Group from American Express in the fourth quarter of 2013.
Income Tax Benefit
Income tax benefit was $8 million and $42 million for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate was 47% and 36% for the three months ended March 31, 2015 and 2014, respectively. The increase in the effective tax rate from 2014 to 2015 was primarily due the effect of foreign operations and adjustments to our reserves for uncertain tax positions.
Net Loss
Net loss was $9 million and $74 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in 2015 as compared 2014 primarily reflected Operating income as of March 31, 2015 versus Operating loss as of March 31, 2014, partially offset by higher interest expense.
LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated positive net cash flow from operating activities. Sources of cash primarily include cash flow from operations, amounts available under our Revolving Credit Facility and access to capital markets. Our access to additional borrowings under the Revolving Credit Facility is subject to the satisfaction of customary borrowing conditions, including the absence of any event or circumstance having a material adverse effect on our business. In addition, the obligation of the financial institutions under our Revolving Credit Facility are several and not joint, and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to other sources of capital such as the public bond markets. However, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including (i) our financial condition, prospects and credit rating, (ii) the liquidity of the overall capital markets and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on favorable terms or at all. As of March 31, 2015, total Cash and cash equivalents were $458 million, including $54 million held by foreign subsidiaries.
The principal uses of cash that affect our liquidity position include the following: operational expenditures including employee costs, paper purchases and capital expenditures; income tax payments; investments; acquisitions; dividends; and debt service costs, including interest and principal payments on our Senior Notes and Senior Credit Facilities.
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

On February 12, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on February 27, 2015. This dividend was paid on March 13, 2015 for a total payment of approximately $21 million. On May 7, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on May 29, 2015, payable June 15, 2015. We currently intend to continue to declare regular quarterly dividends on our outstanding common stock in respect of each completed fiscal quarter. The declaration and amount of any actual dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions.
We believe that a combination of cash-on-hand, cash generated from operating activities and availability under our Revolving Credit Facility will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our funding and investment requirements over the next twelve months and over the long-term.
Our level of debt could have important consequences on our business, including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. In addition, economic or market disruptions could lead to a decrease in demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position. As of March 31, 2015, the only utilization under the Revolving Credit Facility was letters of credit in the face amount of approximately $1 million. Subject to the satisfaction of customary conditions, undrawn revolver commitments are available to be drawn for our general corporate purposes. We were in compliance with all of our debt covenants as of the filing of this quarterly report.
Sources and Uses of Cash
Cash and cash equivalents decreased by $61 million for the three months ended March 31, 2015 as compared to the year ended December 31, 2014; and increased $5 million for the three months ended March 31, 2014 as compared to the year ended December 31, 2013. The components of these changes are discussed below.
Operating Activities
Details of Cash provided by operations are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Net loss	$(9)	$(74)
Adjustments to reconcile net loss to cash (used in) provided by operations:
Depreciation and amortization	43	43
Amortization of deferred financing costs and discounts on indebtedness	1	—
Asset impairments	—	26
Loss on investments and other assets, net	—	1
Loss on equity method of investee companies, net of cash distributions	3	2
Share-based compensation expense relating to equity classified awards	13	2
Deferred income taxes	2	(11)
All other net, including working capital changes	(73)	11
Cash (used in) provided by operations(a)	$(20)	$—
___________________________
(a) Includes foreign net income taxes paid of nil and $1 million for the three months ended March 31, 2015 and 2014, respectively. Includes domestic net income taxes paid of $4 million and nil for the three months ended March 31, 2015 and 2014, respectively.

The change in Cash (used in) provided by operations for the three months ended March 31, 2015 primarily reflected a lower Net loss offset by an increase in cash used for working capital, primarily related to timing of employee severance payments and interest payments on our debt obligations.
Investing Activities
Details of Cash used in investing activities are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Investments and acquisitions, net of cash acquired	$(13)	$(12)
Capital expenditures	(4)	(7)
Cash used in investing activities	$(17)	$(19)
Cash used in investing activities for the three months ended March 31, 2015 decreased due to lower capital expenditures, partially offset by higher acquisition activity.
Financing Activities
Details of Cash (used in) provided by financing activities are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Principal payments on Term Loan	$(2)	$—
Excess tax benefits from share-based compensation arrangements	—	12
Dividends paid	(21)	—
Net transfers from Time Warner	—	12
Cash (used in) provided by financing activities	$(23)	$24
Cash (used in) provided by financing activities for the three months ended March 31, 2015 reflected cash outflows primarily due to dividends paid on our common stock and principal debt payments.
Principal Debt Obligations
In connection with the Spin-Off, we issued the Senior Notes in an aggregate principal amount of $700 million and entered into the Senior Credit Facilities consisting of:

•	a Term Loan in an initial principal amount of $700 million with a seven-year maturity; and

•	a $500 million Revolving Credit Facility with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit.
The proceeds from the Senior Notes and the Term Loan were used to fund the purchase of our Time Inc. U.K. operations (the "Time Inc. UK Purchase") from Time Warner and to pay Time Warner a special dividend. The credit agreement governing the Senior Credit Facilities permits us to incur incremental senior secured term loan borrowings under the Senior Credit Facilities, subject to the satisfaction of certain conditions, in an aggregate principal amount not to exceed the sum of $500 million. The credit agreement governing the Senior Credit Facilities also allows us to incur additional incremental senior secured term loans in unlimited amounts (beyond the $500 million) so long as, on a pro forma basis at the time of incurrence, our consolidated secured net leverage ratio (as defined in the credit agreement governing the Senior Credit Facilities) does not exceed 2.50x to 1.00x. However, no lender is under any obligation to make any such incremental senior secured term loans to us.

We are permitted to prepay amounts outstanding under the Senior Credit Facilities at any time. If a prepayment of the Term Loan is made on or prior to the date that is 12 months after the closing date of the Senior Credit Facilities as a result of certain refinancing or repricing transactions, we will be required to pay a fee equal to 1.00% (plus customary breakage fees) of the principal amount of the obligations refinanced or repriced. Subject to certain exceptions, the Term Loan requires us to prepay amounts outstanding thereunder with the net cash proceeds of asset sales out of the ordinary course of business and casualty events if we do not use (or commit to use) such proceeds within 15 months of receipt to invest in our business, including, among other things, by acquiring, maintaining or developing assets useful in our business or making acquisitions permitted under the Senior Credit Facilities. We are required to make quarterly repayments of the Term Loan equal to 0.25% of the aggregate original principal amount. All then-outstanding principal and interest under the Term Loan is scheduled to become due and payable on April 24, 2021. All then-outstanding principal and interest under the Revolving Credit Facility is scheduled to become due and payable, and all commitments thereunder are expected to terminate, on June 6, 2019.
On or after April 15, 2017, we may redeem the Senior Notes at a premium that will start at 4.313% and decrease over time to zero. Prior to April 15, 2017, we may redeem the Senior Notes at a redemption price equal to 100% of the principal amount thereof plus a customary “make-whole” premium. In addition, until April 15, 2017, we may redeem up to 40% of the aggregate principal amount of the Senior Notes at a redemption price equal to 105.75% of the principal amount thereof with the proceeds of certain equity offerings. In the event of a change of control (as defined in the indenture governing the Senior Notes), the holders of the Senior Notes may require us to purchase for cash all or a portion of their Senior Notes at a purchase price equal to 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest. The Senior Notes mature in April 2022.
The indenture governing the Senior Notes and the credit agreement governing the Senior Credit Facilities limit, among other things, our ability and the ability of our subsidiaries to incur or guarantee additional indebtedness or sell preferred or mandatorily redeemable stock; to pay dividends on, make distributions in respect of, repurchase or redeem capital stock; to make investments or acquisitions; to sell, transfer or otherwise dispose of certain assets; to allow liens to exist on our assets; to enter into sale/leaseback transactions; to consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets; or to enter into certain transactions with affiliates. These limitations restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations. With respect to the Revolving Credit Facility only, we are required to maintain a consolidated secured net leverage ratio (as defined in the credit agreement governing the Senior Credit Facilities) not to exceed 2.75x to 1.00x, as tested at the end of each fiscal quarter. We were in compliance with all provisions of our debt agreements as of the filing of this Form 10-Q.
The foregoing description of the Senior Notes and the Senior Credit Facilities is only an overview. A more detailed summary of these debt obligations is contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"). We also refer you to the form of indenture for the Senior Notes and the credit agreement for the Senior Credit Facilities that have been filed as exhibits to our Registration Statement on Form 10 filed with the Securities and Exchange Commission in May 2014.
Contractual and Other Obligations
Contractual Obligations
In addition to the financing arrangements discussed above, we have obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to certain firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying Balance Sheets. Our contractual obligations as of March 31, 2015 are not significantly different from those disclosed within our 2014 Form 10-K.

Contingencies
We are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law. Refer to Note 11, "Commitment and Contingencies – Legal Proceedings," to the accompanying Financial Statements.
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
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and words and terms of similar substance in connection with discussion of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding the adequacy of our liquidity to meet our needs for the foreseeable future and our expectation that the market conditions that have adversely affected our subscription and advertising revenues will continue.
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

•
possible disruptions in our retail distribution channels due to challenging conditions in the highly-concentrated wholesale magazine distribution industry, the financial instability of certain wholesalers and a reduction of retail outlets as a result of weak economic or industry conditions;

•	changes in the price of paper or in postal rates and services;

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

•	impacts on our pension obligations due to changes in equity markets, interest rates, actuarial assumptions and regulatory actions;

•	the effect of any significant acquisitions, investments, dispositions and other similar transactions by us;

•	the adequacy of our risk management framework;

•	changes in GAAP or other applicable accounting policies;

•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses;

•
a disruption or failure of network and information systems or other technology on which our business relies as a result of computer viruses, misappropriation or accidental releases of data or other similar events, including possible loss of revenue due to cancellation of customers' credit cards on file for subscription auto-renewals resulting from credit card data breaches affecting us or third parties;

•	changes in tax and other laws and regulations;

•	changes in foreign exchange rates;

•
the outcome of litigation and other proceedings, including the matters described in the notes to our Financial Statements, as well as possible regulatory actions and civil claims involving privacy issues related to consumer data collection and use practices; and

•	the other risks and uncertainties detailed in Part I, Item 1A. "Risk Factors," in our 2014 Form 10-K.
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
Foreign Currency Exchange Rate Risk
We conduct operations in three principal currencies: the U.S. dollar; the British pound sterling; and the Euro. These currencies primarily serve as the functional currency for our U.S., U.K. and European operations, respectively. Cash is managed centrally within each of these regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, funding in the appropriate local currencies is made available from intercompany capital and/or overdraft facilities. We generally do not hedge our investments in the net assets of our U.K. and European operations.
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
Interest Rate Risk
Based on the level of interest rates prevailing at March 31, 2015, the fair value of our fixed rate Senior Notes of $683 million was less than their carrying value of $691 million by $8 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for comparable securities and consideration of our risk profile. A hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2015 would increase the estimated fair value of our fixed rate debt by approximately $42 million to approximately $725 million.
Our Term Loan is subject to variable interest rates but includes a eurocurrency "floor" that is higher than the corresponding market rate currently prevailing. As such, a hypothetical 100 basis point increase in current interest rates will not have a material impact on our annual interest expense. A hypothetical 200 basis point increase in interest rates would increase our annual interest expense by $8 million. The Revolving Credit Facility is subject to variable interest rates but is assumed to be undrawn for purposes of this calculation. Our Revolving Credit Facility remained undrawn as of the date of filing of this quarterly report on Form 10-Q, except for $1 million in letters of credit issued thereunder.

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
Our receivables did not represent significant concentrations of credit risk as of March 31, 2015 or December 31, 2014 due to the wide variety of customers, markets and geographic areas to which our products and services are sold.
We monitor our positions and the credit quality of the financial institutions which are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2015 and December 31, 2014, we did not anticipate nonperformance by any of the counterparties.
Other Market Risk
We continue to be exposed to risks associated with paper used for printing. Paper is a basic commodity and its price is sensitive to the balance of supply and demand. Our expenses are affected by the cyclical increases and decreases in the price of paper. The cost of raw materials, of which paper expense is a major component, represents approximately 7% of our total annual operating costs.
ITEM 4. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports filed and submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the first quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11, "Commitments and Contingencies", in the accompanying unaudited consolidated and combined interim financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in our 2014 Form 10-K as filed with the SEC on February 26, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Second Supplemental Indenture, dated February 13, 2015, between Time TV Corporation and Wells Fargo Bank, National Association, as trustee.*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME INC. (Registrant)

By:	/s/ Jeffrey J. Bairstow
Jeffrey J. Bairstow
Executive Vice President and Chief Financial Officer
Date: May 7, 2015