Form 10-Q
period 2015-06-30
Time Inc.
filed 2015-08-04
CIK 1591517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of
Common Stock — $0.01 par value	July 31, 2015
109,740,729

TIME INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TIME INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$338	$519
Short-term investments	60	—
Receivables, less allowances of $231 and $255 at June 30, 2015 and December 31, 2014, respectively	414	488
Inventories, net of reserves	42	48
Deferred tax assets	75	84
Prepaid expenses and other current assets	157	117
Total current assets	1,086	1,256

Property, plant and equipment, net	394	369
Intangible assets, net	1,065	1,085
Goodwill	3,167	3,117
Other assets	82	73
Total assets	$5,794	$5,900

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$524	$621
Deferred revenue	463	458
Current portion of long-term debt	7	7
Total current liabilities	994	1,086

Long-term debt	1,365	1,368
Deferred tax liabilities	312	313
Deferred revenue	92	94
Other noncurrent liabilities	168	168
Commitments and contingencies (Note 12)

Stockholders' Equity
Common stock, $0.01 par value, 400 million shares authorized; 109.74 million and 109.05 million shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1	1
Preferred stock, $0.01 par value, 40 million shares authorized; none issued	—	—
Additional paid-in-capital	12,633	12,665
Accumulated deficit	(9,611)	(9,626)
Accumulated other comprehensive loss, net	(160)	(169)
Total stockholders' equity	2,863	2,871
Total liabilities and stockholders' equity	$5,794	$5,900

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Advertising	$420	$461	$773	$851
Circulation	254	258	504	528
Other	99	101	176	186
Total revenues	773	820	1,453	1,565
Costs of revenues	297	332	571	643
Selling, general and administrative expenses	383	408	763	802
Amortization of intangible assets	20	20	39	39
Restructuring and severance costs	12	55	14	170
Asset impairments	—	—	—	26
Goodwill impairment	—	26	—	26
Operating income (loss)	61	(21)	66	(141)
Interest expense, net	20	11	39	12
Other expense (income), net	2	1	5	(4)
Income (loss) before income taxes	39	(33)	22	(149)
Income tax provision (benefit)	15	(1)	7	(43)
Net income (loss)	$24	$(32)	$15	$(106)

Per share information attributable to Time Inc. common stockholders:
Basic net income (loss) per common share	$0.22	$(0.30)	$0.13	$(0.98)
Weighted average basic common shares outstanding	109.78	108.97	109.67	108.97
Diluted net income (loss) per common share	$0.22	$(0.30)	$0.13	$(0.98)
Weighted average diluted common shares outstanding	110.18	108.97	110.06	108.97
Cash dividends declared per share of common stock	$0.19	$—	$0.38	$—

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$24	$(32)	$15	$(106)

Other comprehensive income (loss), net of tax

Foreign currency translation
Unrealized gains occurring during the period	55	17	8	45
Reclassification adjustment for losses on foreign currency realized in net income	1	—	1	—
Net foreign currency translation gains	56	17	9	45

Benefit obligations:
Unrealized gains (losses) occurring during the period	(8)	1	(1)	(10)
Reclassification adjustment for losses realized in net income (loss)	—	2	1	3
Net benefit obligations	(8)	3	—	(7)

Other comprehensive income	48	20	9	38

Comprehensive income (loss)	$72	$(12)	$24	$(68)

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Six Months Ended June 30, 2015
	Common Stock	Additional Paid-in Capital	Time Warner Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance, December 31, 2014	$1	$12,665	$—	$(9,626)	$(169)	$2,871
Net income	—	—	—	15	—	15
Other comprehensive income	—	—	—	—	9	9
Dividends declared	—	(42)	—	—	—	(42)
Equity-based compensation and other	—	10	—	—	—	10
Balance, June 30, 2015	$1	$12,633	$—	$(9,611)	$(160)	$2,863

	Six Months Ended June 30, 2014
	Common Stock	Additional Paid-in Capital	Time Warner Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance, December 31, 2013	$—	$—	$4,158	$—	$(116)	$4,042
Net loss	—	—	(69)	(37)	—	(106)
Other comprehensive income	—	—	—	—	38	38
Equity-based compensation and other	—	8	2	—	—	10
Net transactions with Time Warner	—	—	(1,226)	—	—	(1,226)
Conversion of Time Warner Investment	1	12,646	(2,865)	(9,782)	—	—
Balance, June 30, 2014	$1	$12,654	$—	$(9,819)	$(78)	$2,758

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$15	$(106)
Adjustments to reconcile net income (loss) to cash provided by operations
Depreciation and amortization	86	91
Amortization of deferred financing costs and discounts on indebtedness	2	—
Asset impairments	—	26
Goodwill impairment	—	26
Gain on sale of non-operating assets	(2)	—
Loss on equity method of investee companies, net of cash distributions	7	2
Equity-based compensation expense	20	10
Deferred income taxes	7	(11)
Changes in operating assets and liabilities
Receivables	76	114
Inventories	6	(7)
Prepaid expenses and other assets	(58)	(34)
Accounts payable and other liabilities	(121)	(38)
Other, net	5	7
Cash provided by operations	43	80

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(49)	(29)
Proceeds from dispositions	4	—
Purchases of short-term investments	(60)	—
Capital expenditures	(63)	(23)
Cash used in investing activities	(168)	(52)

FINANCING ACTIVITIES
Proceeds from the issuance of debt	—	1,377
Financing costs	—	(13)
Principal payments on Term Loan	(4)	—
Withholding taxes paid on equity-based compensation	(12)	—
Excess tax benefits from equity-based compensation	1	—
Dividends paid	(42)	—
Transfer to Time Warner in connection with Spin-Off	—	(1,400)
Net transfers from Time Warner	—	166
Cash (used in) provided by financing activities	(57)	130
Effect of exchange rate changes on Cash and cash equivalents	1	—
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(181)	158
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	519	46
CASH AND CASH EQUIVALENTS, END OF PERIOD	$338	$204

See accompanying notes.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Time Inc., together with its subsidiaries (collectively, the "Company", "we", "us" or "our"), is one of the world's leading media companies, with a monthly global print audience of over 120 million and more than 140 million monthly visitors to its worldwide digital properties, including over 60 websites. Our influential brands include People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly, Travel + Leisure, Cooking Light, Fortune and Food & Wine, as well as more than 50 diverse titles in the United Kingdom such as Decanter, Horse & Hound and Wallpaper*. Time Inc. is home to celebrated franchises and events including the Fortune 500, Time 100, People’s Sexiest Man Alive, Sports Illustrated’s Sportsman of the Year, the Food & Wine Classic in Aspen, the Essence Festival and the biennial Fortune Global Forum. Hundreds of thousands of people attend our live media events each year. We also provide content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including subscription sales services for magazines and other products, retail distribution and marketing services and customer service and fulfillment services, for ourselves and third-party clients, including other magazine publishers.
Basis of Presentation
The accompanying consolidated financial statements, which are referred to herein as the “Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been reflected in these Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Financial Statements and accompanying disclosures. Actual results could differ from those estimates.
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
The financial position and operating results of our foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Translation gains or losses on assets and liabilities are included as a component of Accumulated other comprehensive loss, net.
The consolidated statements of operations are referred to as the “Statements of Operations” herein. The consolidated statements of comprehensive income (loss) are referred to as the "Statements of Comprehensive Income (Loss)" herein. The consolidated balance sheets are referred to as the “Balance Sheets” herein. The consolidated statements of cash flows are referred to as the “Statements of Cash Flows” herein.
The accompanying Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2015 (the “2014 Form 10-K”).

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
In January 2015, guidance was issued which eliminates from GAAP the concept of extraordinary items. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The guidance may be applied prospectively or retrospectively and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted this guidance on January 1, 2015 and it has not had an impact on our Financial Statements upon adoption.
Accounting Guidance Not Yet Adopted
In July 2015, guidance was issued that simplifies the measurement of inventory by requiring certain inventory to be subsequently measured at the lower of cost and net realizable value. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and for interim periods therein and are not expected to have a significant impact on our Financial Statements upon adoption.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
In May 2014, guidance was issued that establishes a new revenue recognition framework in GAAP for all companies and industries. The core principle of the guidance is that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The guidance includes a five-step framework to determine the timing and amount of revenue to recognize related to contracts with customers. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework. The guidance provides for alternative methods of initial adoption, and is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. On July 9, 2015, the FASB voted to defer the effective date of the new revenue standard by one year but to allow application of the standard by companies on the standard's original effective date. We have not yet selected a transition method and we are currently evaluating the effect that the updated guidance will have on our Financial Statements and related disclosures.
Other accounting standards that have been issued by the Financial Accounting Standards Board or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Financial Statements upon adoption.
2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the six months ended June 30, 2015, we completed five acquisitions for total cash consideration, net of cash acquired, of $49 million. These acquisitions have not had a significant impact on our consolidated financial results for the three and six months ended June 30, 2015.
U.K. Headquarters
In May 2015, we listed for sale the Blue Fin Building, our principal executive offices in the U.K. We expect Time Inc. U.K. to remain a tenant following any sale via a sale-leaseback transaction.
Grupo Editorial Expansión ("GEX")
In August 2014, the sale of our Mexico-based operation, GEX, was consummated for $41 million. During the second quarter of 2014, we recorded an allocated Goodwill impairment charge of $26 million in connection with the impending sale. Our GEX operations published 11 magazines in print in Mexico and operated 10 websites. GEX revenues for the three and six months ended June 30, 2014 represented 2% or less of our overall revenues during those periods. The sale has not had a significant impact on our continuing operations or financial results. We have continued our licensing arrangements with GEX which allow GEX to publish InStyle and Travel + Leisure magazines in Mexico. Revenues for these licensing arrangements are not significant to our overall results of operations.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENTS
Our investments included within Short-term investments and Other assets on the accompanying Balance Sheets consist primarily of equity-method investments, investments in marketable securities, Short-term investments and cost-method investments. Our investments, by category, consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Equity-method investments:
120 Sports(a)	$5	$13
Other(b)	4	7
Investments in marketable securities:
Deferred compensation investments, recorded at fair value(c)	1	2
Short-term investments(d)	60	—
Cost-method investments(e)	3	3
Total	$73	$25
_______________________

(a)
We acquired a 20% interest in 120 Sports during the second quarter of 2014. We recorded $4 million and $7 million of equity losses related to this investment for the three and six months ended June 30, 2015, respectively. There were no equity gains (losses) on this investment during the three and six months ended June 30, 2014.

(b)
Other primarily consists of equity-method investments in joint ventures. Equity gains (losses) and foreign currency movements on these investments for the three and six months ended June 30, 2015 and 2014 were not significant. In April 2015, we acquired the remaining 50% interest in a U.K. joint venture to establish Look magazine as a consolidated business of our Time Inc. UK operations. This transaction resulted in a gain of $2 million included within Other expense (income), net on the accompanying Statements of Operations for the three and six months ended June 30, 2015. Simultaneously, we sold our remaining 50% interest in another joint venture based in France. The loss on disposal for the three and six months ended June 30, 2015 was insignificant.

(c)
Includes investments in a Rabbi Trust as part of a deferred compensation plan. Assets in the trust consist of debt and equity securities and offset the liability of the deferred compensation plan. As of June 30, 2015 and 2014, gains and losses on such trading securities were not significant.

(d)
Our Short-term investments consist of term deposits with original maturities greater than three months and remaining maturities of less than one year. Our term deposits are carried at amortized cost on the accompanying Balance Sheets as held-to-maturity securities.

(e)	We use available qualitative and quantitative information to evaluate all cost-method investments for impairment at least quarterly.
For the three and six months ended June 30, 2015 and 2014, we did not experience other-than-temporary declines in the value of our investments.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. FAIR VALUE MEASUREMENTS
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
The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, respectively (in millions):

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - Money market funds	$120	$—	$—	$120	$210	$—	$—	$210
Trading securities(a):
Diversified debt securities	—	1	—	1	—	1	—	1
Diversified equity securities	—	—	—	—	1	—	—	1
Liabilities:
Deferred compensation obligation(b)	—	—	(2)	(2)	—	—	(5)	(5)
Contingent consideration(c)	—	—	(5)	(5)	—	—	—	—
Other - liabilities(d)	—	—	(4)	(4)	—	—	(4)	(4)
Total(e)	$120	$1	$(11)	$110	$211	$1	$(9)	$203
_______________________

(a)
Consists of investments related to deferred compensation. The fair value of equity securities is determined based on quoted market prices at the end of the reporting period. The fair value of debt securities is determined based on net asset values at the end of the reporting period.

(b)
In connection with the Employee Matters Agreement with Time Warner Inc. ("Time Warner"), we are required to indemnify Time Warner for international equity awards in connection with our employees' exercises of stock compensation awards granted by Time Warner. The fair value of this obligation, as included within Accounts payable and accrued liabilities and Other noncurrent liabilities on the accompanying Balance Sheets was derived using a Black-Scholes model and is considered a Level 3 measurement. Adjustments to fair value of this obligation are included as a component of Other expense, net in the Statements of Operations.

(c)
Contingent consideration, of which $1 million is included in Accounts payable and accrued liabilities and $4 million in Other noncurrent liabilities on the accompanying Balance Sheets, consists of earnout liabilities in connection with acquisitions made during the first half of 2015. The fair value was derived using a probability weighted present value of expected future payouts approach, which is considered a Level 3 measurement. Adjustments to fair value of such obligations are included as a component of Selling, general and administrative expenses in the Statements of Operations. Such contingent consideration is primarily based on financial targets and other metrics.

(d)
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

(e)
We primarily apply the market approach for determining recurring fair value measurements. During the three and six months ended June 30, 2015 and the year ended December 31, 2014, there were no transfers of securities between levels.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the beginning and ending balance of our liabilities classified as Level 3 (in millions):

	June 30,
	2015	2014
Balance as of the beginning of the period	$9	$—
Settlements	(3)	(9)
Issuances	5	16
Transfers in and/or out of Level 3	—	—
Balance as of the end of the period	$11	$7
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

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan	$681	$693	$684	$691
5.75% Senior Notes	691	672	691	676
	$1,372	$1,365	$1,375	$1,367
Our Term Loan and Senior Notes were originally issued at a discount of $13 million and $10 million, respectively. Such discounts are being amortized under the effective interest method over the respective terms of the debt instruments. Fair value estimates related to our debt instruments presented above and considered a Level 3 measurement are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and include uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions, including changes in our company risk profile or changes in market interest rates, could significantly affect the estimates. Unrealized gains or losses on debt do not result in realization or expenditure of cash and generally are not recognized in the Financial Statements unless the debt is retired prior to its maturity.
The carrying value for the majority of our other financial instruments, including our term deposits, approximates fair value due to the short-term nature of the financial instrument. For the remainder of our other financial instruments, differences between carrying value and fair value were not significant as of June 30, 2015 and December 31, 2014. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In case a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
During the first quarter of 2014, we classified one of our buildings as an asset held for sale within Prepaid expenses and other current assets on the accompanying Balance Sheets. As a result, we recorded a noncash impairment charge of $20 million to write down the value of the building to its fair value less costs to sell. The resulting fair value measurement was considered to be a Level 3 measurement and was determined using a market approach. The sale was consummated during the second quarter of 2015.
5. DEBT
Our debt obligations consisted of the following (in millions):

	June 30, 2015	December 31, 2014
5.75% Senior Notes	$700	$700
Senior Credit Facilities:
Term Loan B	693	696
Revolving Credit Facility	—	—
Unamortized discount	(21)	(21)
Total debt obligations	1,372	1,375
Less: Current portion of long-term debt	7	7
Noncurrent debt obligations	$1,365	$1,368
Senior Notes and Senior Credit Facilities
On April 29, 2014, we issued $700 million aggregate principal amount of Senior Notes due April 15, 2022 in a private offering. The Senior Notes are fully and unconditionally guaranteed by substantially all of our wholly-owned domestic subsidiaries and, under certain circumstances, may become guaranteed by other existing or future subsidiaries. Interest payable on the Senior Notes as of both June 30, 2015 and December 31, 2014 was $8 million. We made a semi-annual interest payment on the Senior Notes of $20 million in April 2015.
On April 24, 2014, we entered into senior secured credit facilities (the "Senior Credit Facilities") providing for a Term Loan in an aggregate principal amount of $700 million with a seven-year maturity and a $500 million revolving credit facility with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit (the "Revolving Credit Facility"). The Revolving Credit Facility will be used for working capital and other general corporate purposes. The Term Loan was funded on May 29, 2014. The Revolving Credit Facility remained undrawn as of June 30, 2015 except for utilization for letters of credit in the face amount of $2 million.
All obligations under the Senior Credit Facilities are fully and unconditionally guaranteed by substantially all of our existing and future direct and indirect wholly-owned domestic subsidiaries (subject to certain exceptions). All obligations under the Senior Credit Facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of Time Inc.'s assets and the assets of our guarantor subsidiaries under the Senior Credit Facilities, including a first-priority pledge of the capital stock of our subsidiaries directly held by Time Inc. or the guarantors under the Senior Credit Facilities. All then-outstanding principal and interest under the Term Loan is due and payable on April 24, 2021. All then outstanding principal and interest under the Revolving Credit Facility is due and payable, and all commitments thereunder will be terminated, on June 6, 2019.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We are required to make quarterly repayments of the Term Loan equal to 0.25% of the aggregate original principal amount. A principal payment of $4 million was made on the Term Loan during the six months ended June 30, 2015. Interest payable on the Term Loan as of both June 30, 2015 and December 31, 2014 was $3 million. An interest payment of $15 million was made on the Term Loan during the six months ended June 30, 2015.
In connection with the issuance of the Senior Notes and Senior Credit Facilities, we incurred deferred financing costs of $13 million, which are being amortized to Interest expense, utilizing the effective interest method, over the terms of the Senior Notes and Senior Credit Facilities. The Term Loan was originally issued at a discount of $13 million and the Senior Notes were originally issued at a discount of $10 million. Debt discount is being amortized using the effective interest method over the terms of the Term Loan and the Senior Notes, respectively. For the three and six months ended June 30, 2015, we incurred amortization expense on deferred financing costs and discounts on indebtedness of $1 million and $2 million, respectively.
6. INCOME TAXES
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
For the three and six months ended June 30, 2015, our Income tax provision was $15 million and $7 million, respectively. For the three and six months ended June 30, 2014, our Income tax benefit was $1 million and $43 million, respectively. Our effective income tax rate for the three and six months ended June 30, 2015 was 38% and 32%, respectively. Our effective tax rate for the three and six months ended June 30, 2014 was 3% and 29%, respectively.
The change in the effective income tax rate for the three months ended June 30, 2015 was primarily due to the effect of foreign operations. The change in the effective income tax rate for the six months ended June 30, 2015 was primarily due to the effect of foreign operations and adjustments to our reserves for uncertain tax positions.
7. STOCKHOLDERS' EQUITY
On August 4, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on August 31, 2015, payable September 15, 2015. On May 7, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on May 29, 2015. A total of $21 million was paid on June 15, 2015 in respect of the dividend declared on May 7, 2015. On February 12, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on February 27, 2015. A total of $21 million was paid on March 13, 2015 in respect of the dividend declared on February 12, 2015.
Comprehensive Income (Loss)
Comprehensive income (loss) is reported in the Statements of Comprehensive Income (Loss) and consists of Net income (loss) and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from Net income (loss). Such items consist primarily of foreign currency translation gains (losses) and changes in certain pension benefit plan obligations.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summary sets forth the activity within Other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Pretax	Tax (Provision) Benefit	Net of Tax	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains	$55	$—	$55	$8	$—	$8
Reclassification adjustment for losses on foreign currency realized in net income (loss)(a)	1	—	1	1	—	1
Unrealized (losses) gains on benefit obligations	(10)	2	(8)	(2)	1	(1)
Reclassification adjustment for losses (gains) on benefit obligations realized in net income (loss)(a)	—	—	—	2	(1)	1
Other comprehensive income (loss)	$46	$2	$48	$9	$—	$9

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Pretax	Tax (Provision) Benefit	Net of Tax	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains	$17	$—	$17	$45	$—	$45
Unrealized gains (losses) on benefit obligations	1	—	1	(14)	4	(10)
Reclassification adjustment for losses (gains) on benefit obligations realized in net income (loss)(a)	3	(1)	2	4	(1)	3
Other comprehensive income (loss)	$21	$(1)	$20	$35	$3	$38
__________________________

(a)	Included in Selling, general and administrative expenses.
8. NET INCOME (LOSS) PER COMMON SHARE
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
The determination and reporting of net income (loss) per common share requires the inclusion of certain of our time-based restricted stock units ("RSUs") where such securities have the right to share in dividends, if declared, equally with common stockholders. During periods in which we generate net income, such participating securities have the effect of diluting both basic and diluted net income per share. During periods of net loss, no effect is given to participating securities, since they do not share in the losses of the Company. For the three and six months ended June 30, 2014,

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

such participating securities had no impact on our basic and dilutive net income (loss) per common share calculation as we were in a net loss position.
The following table presents a reconciliation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2015 and 2014, respectively (in millions, except per share amounts):

	Three Months Ended June 30,
	2015			2014
	Net income	Shares	Per Share Amount	Net income	Shares	Per Share Amount
Basic Net Income (Loss) per Common Share
Net income	$23.99			$(32.32)
Less net income associated with participating securities	(0.17)			—
Basic net income (loss) per common share	$23.82	109.78	$0.22	$(32.32)	108.97	$(0.30)

Diluted Net Income (Loss) per Common Share
Net income	$23.99			$(32.32)
Less net income associated with participating securities	(0.17)			—
Effect of dilutive securities	—	0.40		—	—
Diluted net income (loss) per common share	$23.82	110.18	$0.22	$(32.32)	108.97	$(0.30)

	Six Months Ended June 30,
	2015			2014
	Net income	Shares	Per Share Amount	Net income	Shares	Per Share Amount
Basic Net Income (Loss) per Common Share
Net income	$15.11			$(106.32)
Less net income associated with participating securities	(0.36)			—
Basic net income (loss) per common share	$14.75	109.67	$0.13	$(106.32)	108.97	$(0.98)

Diluted Net Income (Loss) per Common Share
Net income	$15.11			$(106.32)
Less net income associated with participating securities	(0.36)			—
Effect of dilutive securities	—	0.39		—	—
Diluted net income (loss) per common share	$14.75	110.06	$0.13	$(106.32)	108.97	$(0.98)
The computation of diluted net income (loss) per common share for the three and six months ended June 30, 2015 and 2014 excludes certain equity awards because they are anti-dilutive. Such equity awards are as set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Anti-dilutive equity awards:	3	5	2	5

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. EQUITY-BASED COMPENSATION
The following table sets forth the number of Time Inc. stock options and RSUs granted (in millions):

	Six Months Ended June 30,
	2015	2014
Stock options	1	1
RSUs	1	4
Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal annual installments, and expire ten years from the date of grant. RSUs granted under the Time Inc. 2014 Omnibus Incentive Compensation Plan generally vest in four equal annual installments. Upon the exercise of a stock option award, vesting of an RSU or grant of restricted stock, shares of Time Inc. common stock may be issued from authorized but unissued shares or treasury stock, if applicable. As of June 30, 2015, we did not have any treasury stock. There were no Time Inc. stock options exercised during the six months ended June 30, 2015 and 2014.
The table below summarizes the weighted-average assumptions used to value Time Inc. stock options at their grant date and the weighted-average grant date fair value per option:

	Six Months Ended June 30,
	2015	2014
Expected volatility	27.18%	28.27%
Expected term to exercise from grant date (in years)	5.27	5.28
Risk-free rate	1.67%	1.88%
Expected dividend yield	3.11%	3.00%
Weighted average grant date fair value per option	$4.59	$4.68
The following table sets forth the weighted average grant date fair value of Time Inc. RSUs:

	Six Months Ended June 30,
	2015	2014
RSUs	$22.28	$22.07

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense recognized for equity-based awards is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
RSUs	$7	$5	$17	$7
Stock options	1	3	3	3
Total impact on Operating income (loss)	$8	$8	$20	$10
Income tax benefit recognized	$—	$—	$4	$—
Total unrecognized compensation cost related to unvested Time Inc. RSUs as of June 30, 2015, without taking into account expected forfeitures, was $56 million and is expected to be recognized over a weighted-average period between two and three years.
Total unrecognized compensation cost related to unvested Time Inc. stock options as of June 30, 2015, without taking into account expected forfeitures, was $7 million and is expected to be recognized over a weighted-average period between two and three years.
10. BENEFIT PLANS
We participate in various funded and unfunded noncontributory defined benefit plans, including international plans in the United Kingdom, Germany and Benelux. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation during their employment period. The Time Inc. Excess Benefit Pension Plan in the United States has been terminated and the participants were fully paid out under the provisions of the plan in July 2015. At June 30, 2015, the settlement obligation was $20 million and was reflected within Accounts payable and accrued liabilities on the accompanying Balance Sheets.
During the three and six months ended June 30, 2015, we contributed $4 million and $9 million to our international pension plans, respectively.
Components of net periodic benefit income for the three and six months ended June 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$6	$7	$13	$14
Expected return on plan assets	(12)	(11)	(23)	(22)
Amortization of net loss	—	1	1	2
Net periodic benefit income	$(6)	$(3)	$(9)	$(6)

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. RESTRUCTURING AND SEVERANCE COSTS
Our Restructuring and severance costs primarily relate to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance expense for the three and six months ended June 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restructuring and severance costs	$12	$55	$14	$170
Selected information relating to Restructuring and severance costs is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2014	$95	$7	$102
Net accruals	3	11	14
Noncash adjustments(a)	(1)	1	—
Cash paid	(44)	—	(44)
Remaining liability as of June 30, 2015	$53	$19	$72
__________________________
(a) Noncash adjustments to employee terminations relate to the settlement of certain employee-related liabilities with equity instruments. Noncash adjustments to other exit costs relate primarily to bankruptcy claim distributions and adjustments for deferred rent liabilities.
As of June 30, 2015, of the remaining $72 million liability, $55 million was classified as a current liability in the Balance Sheets, with the remaining $17 million classified as a noncurrent liability. Amounts classified as noncurrent liabilities are expected to be paid through 2020 and relate to severance and lease exit costs. During the three and six months ended June 30, 2015, we reversed $2 million and $4 million, respectively, of employee termination accruals due to modifications to certain employee termination agreements.
12. COMMITMENTS AND CONTINGENCIES
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
On October 26, 2010, the Canadian Minister of National Revenue denied the claims by TIR for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines, and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency, arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the Canada Revenue Agency, asserting the same arguments made in the objection TIR filed on January 21, 2011. Including interest accrued on both reassessments, the total reassessment by the Canada Revenue Agency for the years 2006 to 2010 was C$89.8 million as of June 2015.
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
Income Tax Uncertainties
Our operations are subject to tax in various domestic and international jurisdictions and are regularly audited by federal, state and foreign tax authorities. We believe we have appropriately accrued for the expected outcome of all pending tax matters and do not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on our financial condition, future results of operations or liquidity. In connection with the Spin-

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Off, we entered into a Tax Matters Agreement with Time Warner that may require us to indemnify Time Warner for certain tax liabilities for periods prior to the Spin-Off.
13. RELATIONSHIP BETWEEN TIME INC. AND TIME WARNER AFTER THE SPIN-OFF
The Spin-Off
On June 6, 2014 (the "Distribution Date"), we completed the legal and structural separation of our business (the "Spin-Off") from Time Warner. The Spin-Off was completed by way of a pro rata dividend on the Distribution Date of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014 (the "Record Date") based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held (the "Distribution"). Following the Spin-Off, Time Warner stockholders became the owners of 100% of the outstanding shares of common stock of Time Inc. and Time Inc. began operating as an independent, publicly-traded company with its common stock trading on The New York Stock Exchange ("NYSE") under the symbol "TIME". In connection with the Spin-Off, we and Time Warner entered into the separation and distribution agreement dated June 4, 2014 (the "Separation and Distribution Agreement") and certain other related agreements which govern our relationship with Time Warner following the Spin-Off.
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
Under the Transition Services Agreement ("TSA"), we and Time Warner provide to each other certain specified services on a transitional basis, including, among others, payroll tax, employee benefits administration, information systems, and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. We anticipate that we will be in a position to complete the transition of substantially all services on or before 24 months following the Distribution Date. Services under the TSA began after June 6, 2014.
The Tax Matters Agreement between us and Time Warner governs the parties' rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. Under the Tax Matters Agreement, we will indemnify Time Warner for (1) all taxes of Time Inc. and its subsidiaries for all periods after the Spin-Off and (2) all taxes of the Time Warner group for periods prior to the Spin-Off to the extent attributable to Time Inc. or its subsidiaries. For purposes of the indemnification described in clause (2), however, we will generally be required to indemnify Time Warner only for any such taxes that are paid in connection with a tax return filed after the Distribution or that result from an adjustment made to such taxes after the Distribution. In these cases, our indemnification obligations generally would be computed based on the amount by which the tax liability of the Time Warner group is greater than it would have been absent our inclusion in its tax returns (or absent the applicable adjustment). We and Time Warner will generally have joint control over tax authority audits or other tax proceeding related to Time Inc. specific tax matters. The Tax Matters Agreement also imposes certain restrictions on us and our subsidiaries that are designed to preserve the tax-free nature of the Spin-Off, which will apply for a two-year period following the Spin-Off.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. ADDITIONAL FINANCIAL INFORMATION
Additional financial information with respect to Accounts payable and accrued liabilities, Other noncurrent liabilities, Receivables allowance, Inventories, Other expense (income), net and cash payments for taxes and interest is as follows (in millions):

	June 30, 2015	December 31, 2014
Accounts payable and accrued liabilities:
Accounts payable	$220	$246
Accrued compensation	118	154
Distribution expenses	32	38
Rebates and allowances	37	25
Restructuring and severance	55	76
Accrued other taxes	21	37
Accrued interest(a)	11	11
Other current liabilities	30	34
Total accounts payable and accrued liabilities	$524	$621

	June 30, 2015	December 31, 2014
Other noncurrent liabilities:
Noncurrent pension and postretirement liabilities	$11	$12
Restructuring and severance	17	26
Noncurrent tax reserves and interest	39	42
Noncurrent deferred compensation	25	29
Liability to Time Warner(b)	25	25
Other noncurrent liabilities	51	34
Total other noncurrent liabilities	$168	$168

	June 30, 2015	December 31, 2014
Receivables allowance:
Allowance for doubtful accounts	$71	$75
Allowance for sales returns	160	180
Total receivables allowance	$231	$255

	June 30, 2015	December 31, 2014
Inventories:
Raw material - paper	$37	$36
Finished goods	5	12
Total inventories	$42	$48

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Other expense (income), net:
Investment (gains) losses, net	$(1)	$—	$(1)	$1
Loss on equity method investees	4	1	7	3
Other income(c)	(1)	—	(1)	(8)
Total other expense (income), net	$2	$1	$5	$(4)

	Six Months Ended June 30,
	2015	2014
Cash Flows:
Cash payments made for income taxes	$32	$2
Income tax refunds received	—	(1)
Cash tax payments, net	$32	$1

Cash payments made for interest(a)	$36	$—
Interest income received	—	—
Cash interest payments, net	$36	$—
__________________________

(a)
Our Senior Notes, maturing in April 2022, bear interest at the rate of 5.75% per annum payable on April 15 and October 15 of each year. We made a semi-annual interest payment on the Senior Notes of $20 million in April 2015. Our Term Loan, maturing in April 2021, bears interest at a variable rate payable quarterly. We made an interest payment on our Term Loan of $15 million during the six months ended June 30, 2015. Commitment fees paid on our Revolving Credit Facility for the six months ended June 30, 2015 were not significant. See Note 5, "Debt."

(b)
Liabilities to Time Warner relate to tax and stock compensation expense recharges in connection with the Tax Matters Agreement and Employee Matters Agreement. See Note 13, "Relationship Between Time Inc. and Time Warner After the Spin-Off."

(c)
Other income consists primarily of reimbursements for Restructuring and severance costs from American Express Company in connection with the acquisition of Affluent Media Group in the fourth quarter of 2013.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
Time Inc., together with its subsidiaries (collectively, the "Company", "we", "us" or "our"), is one of the world's leading media companies, with a monthly global print audience of over 120 million and more than 140 million monthly visitors to its worldwide digital properties, including over 60 websites. Our influential brands include People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly, Travel + Leisure, Cooking Light, Fortune and Food & Wine, as well as more than 50 diverse titles in the United Kingdom such as Decanter, Horse & Hound and Wallpaper*. Time Inc. is home to celebrated franchises and events including the Fortune 500, Time 100, People’s Sexiest Man Alive, Sports Illustrated’s Sportsman of the Year, the Food & Wine Classic in Aspen, the Essence Festival and the biennial Fortune Global Forum. Hundreds of thousands of people attend our live media events each year. We also provide content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including subscription sales services for magazines and other products, retail distribution and marketing services and customer service and fulfillment services, for ourselves and third-party clients, including other magazine publishers.
The consolidated financial statements are referred to as the "Financial Statements" herein. The consolidated statements of operations are referred to as the "Statements of Operations" herein. The consolidated balance sheets are referred to as the "Balance Sheets" herein. The consolidated statements of comprehensive income (loss) are referred to as the "Statements of Comprehensive Income (Loss)" herein. The consolidated statements of cash flows are referred to as the "Statements of Cash Flows" herein. The Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").
This management's discussion and analysis ("MD&A") of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the Financial Statements to help provide an understanding of our financial condition, changes in financial condition, results of our operations and cash flows.
Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. Our discussion is presented on a consolidated basis. We report as one operating segment.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2015, as well as an analysis of our cash flows for the six months ended June 30, 2015 and 2014. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed as of June 30, 2015 and December 31, 2014.
Caution Concerning Forward-Looking Statements. This section provides a description of the use of forward-looking information appearing in this report, including MD&A and the accompanying Financial Statements.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW
Business Description
We generate revenues primarily from the sale of advertising in our magazines and on our websites and from magazine subscriptions and newsstand sales. We operate as one segment and the majority of our revenues are generated in the United States. During the six months ended June 30, 2015, we generated Revenues of $1.453 billion (a decrease of $112 million from $1.565 billion for the six months ended June 30, 2014); Operating income of $66 million (an improvement of $207 million from an Operating loss of $141 million for the six months ended June 30, 2014); Net income of $15 million (an increase of $121 million from a Net loss of $106 million for the six months ended June 30, 2014); and Cash provided by operations of $43 million (a decrease of $37 million from $80 million for the six months ended June 30, 2014).
Advertising volume, circulation and the price of paper are the key variables whose fluctuations can have a material effect on our operating results and cash flow. We have to anticipate the level of advertising volume, circulation and paper prices in managing our businesses to maximize operating profit during expanding and contracting economic cycles.
We are experiencing declines in our print advertising and circulation revenues as a result of the shift in consumer preference from print media to digital media, as well as growing consumer engagement with digital media, such as online and social networks, which have introduced significant new competition. At the same time, the use of digital devices and applications as content distribution platforms has lowered the barriers to entry for introducing new products that compete with our businesses. We expect these trends to continue. Furthermore, our advertising and circulation revenues are sensitive to general economic conditions, economic cycles and evolving consumer preferences.
Business Strategy
We are pursuing initiatives to help mitigate the declines in our print advertising and circulation revenues. This includes development of new ways to sell branded content outside of traditional channels, such as through websites, tablets and other mobile devices. We are also developing integrated advertising solutions to provide greater data insights and creative ideas to advertisers. In addition, we are improving our operating efficiency through management of our cost structure.
Our Chief Executive Officer and Chief Financial Officer have developed new strategies and initiatives intended to enhance the scale of our digital platforms and associated revenues, extend brands and audiences into new adjacent opportunities, enhance the alignment of our creative functions with our business requirements, and stabilize operating income trends. These initiatives include:

•	Investing in digital media, including mobile, video, contributor networks and extensions of our brands across social media;

•	Expanding corporate sales efforts to increase cross-brand advertising sales;

•	Evaluating alternative approaches to pricing models including testing paywall technology, channel optimization and subscriber targeting;

•	Extending our brands beyond magazines, including through direct sale or licensing agreements related to consumer products and services;

•	Using our extensive database and consumer insights to extend data services to marketers;

•	Expanding live events and conferences such as the Essence Festival and the Fortune Global Forum; and

•	Streamlining our organizational structure to drive operational efficiencies, including through global sourcing of staff.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments
During the six months ended June 30, 2015, we completed five acquisitions for total cash consideration, net of cash acquired, of $49 million. These acquisitions have not had a significant impact on our consolidated financial results for the three and six months ended June 30, 2015.
In May 2015, we listed for sale the Blue Fin Building, our principal executive offices in the U.K. We expect Time Inc. U.K. to remain a tenant following any sale via a sale-leaseback transaction.
Transactions and Other Items Affecting Comparability
As more fully described herein and in the related notes to the accompanying Financial Statements, the comparability of our results has been affected by the following in the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restructuring and severance costs	$12	$55	$14	$170
Asset impairments	—	—	—	26
Goodwill impairment	—	26	—	26
Other costs	1	5	2	5
Impact on operating income	$13	$86	$16	$227
Gain on non-operating assets	(2)	—	(2)	—
Income tax impact of above items	(5)	(21)	(6)	(72)
Impact on Net income (loss) applicable to Time Inc. stockholders from items affecting comparability	$6	$65	$8	$155
Restructuring and Severance Costs
For the three and six months ended June 30, 2015 and 2014, we incurred $12 million and $14 million and $55 million and $170 million, respectively, in Restructuring and severance charges related to headcount reductions and real estate consolidations.
Asset Impairments
During the three and six months ended June 30, 2014, we incurred nil and $26 million of Asset impairments primarily related to a building we classified as held for sale and our exit from certain other leased premises.
Goodwill Impairment
For the three and six months ended June 30, 2014, we recorded an allocated Goodwill impairment charge of $26 million in connection with the impending sale of our Mexico-based operations, Grupo Editorial Expansión ("GEX"). The sale was consummated in August 2014.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Costs
For the three and six months ended June 30, 2015, Other costs, included within Selling, general and administrative expenses in the accompanying Statements of Operations were $1 million and $2 million, respectively, and related to costs in connection with acquisitions and dispositions. For both the three and six months ended June 30, 2014, Other costs, primarily relating to the Spin-off, were $5 million.
Gain on Non-operating Assets
In April 2015, we acquired the remaining 50% interest in a U.K. joint venture to establish Look magazine as a consolidated division of our Time Inc. UK operations. This transaction resulted in a gain of $2 million included within Other expense, net on the accompanying Statements of Operations for the three and six months ended June 30, 2015.
Other Items Affecting Comparability
In addition to the items described above, the following items affected comparability of results for the three and six months ended June 30, 2015 and 2014:

•
Headquarters Relocation: As a result of the planned relocation of our corporate headquarters, we have accelerated the depreciation on our current tenant improvements at our New York City headquarters at 1271 Avenue of the Americas. This accelerated depreciation charge impacted the three and six months ended June 30, 2015 by nil and $5 million, respectively. Additionally, primarily as a result of this planned relocation, during the three and six months ended June 30, 2015 we incurred incremental non-cash rent expense of $7 million and $11 million, respectively.

•
Corporate Transactions: We sold our Mexico-based GEX operations in August 2014 and our CNNMoney.com collaborative arrangement with a subsidiary of Time Warner terminated in June 2014. Acquisitions completed during the first half of 2015 have not had a significant impact on our results of operations for the three and six months ended June 30, 2015.

•
Wholesaler Transition: In May 2014, we informed the then second-largest wholesaler of our publications (the "Discontinued Wholesaler") that effective immediately we would discontinue sales of publications to that wholesaler. In connection with this action, we wrote-off $8 million of receivables from the Discontinued Wholesaler to bad debt expense and reversed $19 million of revenues from the Discontinued Wholesaler during the three months ended June 30, 2014.

CONSOLIDATED RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying Statements of Operations.
Geographic Concentration of Revenues
For both the three and six months ended June 30, 2015, 85% of our Revenues was generated in the United States, and 12% of our Revenues was generated in the United Kingdom. For the three and six months ended June 30, 2014, 82% and 83%, respectively, of our Revenues were generated in the United States, and 14% and 13%, respectively, of our Revenues were generated in the United Kingdom.
Seasonality
Our quarterly performance typically reflects moderate seasonal fluctuations. Advertising revenues from our magazines and websites are typically higher in the fourth quarter of the year due to higher consumer spending activity and corresponding higher advertiser demand to reach our audiences during this period.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three months ended June 30, 2015 versus the three months ended June 30, 2014
The table below provides a summary of our results of operations for the three months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,
	2015	2014	% Change
Revenues	$773	$820	(6%)
Operating expenses	712	841	(15%)
Operating income (loss)	$61	$(21)	NM
Interest expense, net	20	11	82%
Other expense, net	2	1	NM
Income tax provision (benefit)	15	(1)	NM
Net income (loss)	$24	$(32)	NM
_______________________

NM	- Not Meaningful
Revenues
The following table presents our Revenues, by type, for the three months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,
	2015	2014	% Change
Revenues
Advertising
Print and other advertising	$343	$387	(11%)
Digital advertising	77	74	4%
Total advertising revenues	$420	$461	(9%)
Circulation	254	258	(2%)
Other	99	101	(2%)
Total revenues	$773	$820	(6%)
The following table presents our Revenues, by type, as a percentage of total revenues for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Revenues
Advertising	54%	56%
Circulation	33%	32%
Other	13%	12%
Total revenues	100%	100%

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advertising Revenues
For the three months ended June 30, 2015, Advertising revenues decreased 9% as compared to the three months ended June 30, 2014. The decline in Advertising revenues was driven by lower Print and other advertising revenues. Domestic and international print advertising revenues declined $28 million and $16 million, respectively. The decline in print magazine advertising revenues was attributable to fewer advertising pages sold primarily resulting from the continuing trend of advertisers shifting advertising spending from print to other media. As compared to the three months ended June 30, 2014, our domestic titles experienced advertising declines in the beauty, home and fashion/retail categories, partially offset by strong sales in the pharmaceutical and technology/telecommunications categories. We expect the market conditions associated with our Print and other advertising revenues to continue. The stronger U.S. dollar relative to the British pound adversely impacted Print and other advertising revenues for the three months ended June 30, 2015 by $2 million. For the three months ended June 30, 2014, Print and other advertising revenues included $8 million of revenues from our GEX operations.
Partially offsetting the decline in our Print and other advertising revenues was a 4% increase in our Digital advertising revenues primarily in video and programmatic sales. Included in Digital advertising revenues for the three months ended June 30, 2014 were $8 million of revenues from our CNNmoney.com collaborative arrangement and $5 million of revenues from our GEX operations. The increase in Digital advertising revenues in 2015 as compared to 2014 reflects the shift in consumer demand from print to digital media.
Circulation Revenues
The components of Circulation revenues for the three months ended June 30, 2015 and 2014 are as follows (in millions):

	Three Months Ended June 30,
	2015	2014	% Change
Circulation revenues
Subscription	$166	$171	(3%)
Newsstand	82	83	(1%)
Other circulation	6	4	50%
Total circulation revenues	$254	$258	(2%)
For the three months ended June 30, 2015, Circulation revenues decreased 2% as compared to the three months ended June 30, 2014, primarily due to lower domestic and international Subscription revenues of $1 million and $4 million, respectively, and lower Newsstand revenues of $1 million. The stronger U.S. dollar relative to the British pound adversely impacted Circulation revenues for the three months ended June 30, 2015 by $6 million. During the three months ended June 30, 2014, Newsstand revenues were adversely impacted by $12 million from the wholesaler transition. The decline in Circulation revenues was primarily due to market conditions impacting the magazine publishing industry. We expect the market conditions associated with our Circulation revenues to continue.
Other Revenues
For the three months ended June 30, 2015, Other revenues decreased 2% as compared to the three months ended June 30, 2014 driven by declines at our book publishing business. During the three months ended June 30, 2014, Other revenues were adversely impacted by $7 million from the wholesaler transition.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
The components of Operating expenses for the three months ended June 30, 2015 and 2014 are as follows (in millions):

	Three Months Ended June 30,
	2015	2014	% Change
Operating expenses
Costs of revenues
Production costs	$176	$191	(8%)
Editorial costs	93	111	(16%)
Other	26	26	—%
Total costs of revenues(a)	295	328	(10%)
Selling, general and administrative(a)	362	384	(6%)
Goodwill impairment	—	26	NM
Restructuring and severance costs	12	55	(78%)
Depreciation	23	28	(18%)
Amortization of intangible assets	20	20	—%
Total operating expenses	$712	$841	(15%)
_______________________

(a)	Costs of revenues and Selling, general and administrative expenses set forth above exclude depreciation.

NM	- Not Meaningful
Costs of Revenues
Costs of revenues consist of costs related to the production of magazines and books, editorial costs, as well as other costs. Production costs include paper, printing and distribution costs. A variety of factors affect paper prices and availability, including demand, capacity, raw material and energy costs and general economic conditions. Our current paper supply arrangements are based on an annual request-for-proposal process establishing a non-binding pricing framework for the year. Price and volume adjustments are negotiated from time to time under this pricing framework, typically on a quarterly basis. Effective January 2014, we combined the bulk of our U.S. printing under multi-year contracts with a single printer. The Board of Governors of the USPS reviews prices for mailing services annually and periodically adjusts postage rates for each class of mail, including periodicals. Although prices and price increases for various USPS products vary, overall average price increases generally are capped by law at the rate of inflation as measured by the Consumer Price Index. Effective May 31, 2015, rates for all classes of mail were increased by approximately 2% by the Postal Regulatory Commission.
For the three months ended June 30, 2015, Costs of revenues decreased 10% as compared to the three months ended June 30, 2014 primarily due to a decrease in Production costs and Editorial costs. Production costs decreased due to a lower volume of pages produced and favorable paper and printing costs. Editorial costs decreased primarily as a result of previously announced cost savings initiatives, partially offset by digital investments. Other costs of revenues remained flat as compared to the prior year. The stronger U.S. dollar relative to the British pound favorably impacted Costs of revenues for the three months ended June 30, 2015 by $4 million. Included within Costs of revenues for the three months ended June 30, 2014 was $6 million of costs associated with our GEX operations and $3 million of costs associated with the CNNMoney.com collaborative arrangement.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative
For the three months ended June 30, 2015, Selling, general and administrative expenses ("SG&A") decreased 6% as compared to the three months ended June 30, 2014 primarily due to benefits realized from previously announced cost savings initiatives, partially offset by spending on investments and growth initiatives and $11 million of incremental real estate related expenses associated with the upcoming relocation of our corporate headquarters and the previously announced sale-leaseback of properties in Birmingham, AL and Menlo Park, CA. A portion of such real estate related expenses is associated with temporary space. The stronger U.S. dollar relative to the British pound favorably impacted SG&A for the three months ended June 30, 2015 by $3 million. Included within SG&A for the three months ended June 30, 2014 was $8 million of expense associated with our GEX operations and $3 million of expense associated with our CNNMoney.com collaborative arrangement. SG&A was adversely impacted by $8 million during the three months ended June 30, 2014 related to the wholesaler transition.
Goodwill Impairment
During the three months ended June 30, 2014, we recorded a Goodwill impairment charge of $26 million in connection with allocated Goodwill to our GEX operations. The sale of GEX was consummated for $41 million in August 2014.
Restructuring and Severance Costs
For the three months ended June 30, 2015 and 2014, we incurred Restructuring and severance costs of $12 million and $55 million, respectively, primarily related to headcount reductions and real estate consolidations.
Depreciation
Depreciation expense was $23 million and $28 million for the three months ended June 30, 2015 and 2014, respectively. The decline was the result of depreciation on Property, plant and equipment recognized in the prior year in connection with sale of properties in Birmingham, AL and Menlo Park, CA.
Amortization of Intangible Assets
Amortization of intangible assets was $20 million for both the three months ended June 30, 2015 and 2014.
Operating Income (Loss)
Operating income was $61 million for the three months ended June 30, 2015 and Operating loss was $21 million for the three months ended June 30, 2014. The improvement in Operating income (loss) for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to lower Restructuring and severance costs and the absence of Goodwill impairment related to the sale of GEX. Operating income also reflected revenue reductions, partially offset by declines in Costs of revenues and SG&A. The wholesaler transition adversely impacted operating results during the three months ended June 30, 2014 by $27 million.
Interest Expense, Net
Interest expense, net was $20 million and $11 million for the three months ended June 30, 2015 and 2014, respectively. Interest income for the three months ended June 30, 2015 and 2014 was insignificant.
As discussed more fully in Note 5, "Debt," to the accompanying Financial Statements, during the second quarter of 2014, we issued $700 million aggregate principal amount of 5.75% unsecured senior notes due 2022 (the "Senior Notes") and entered into the senior credit facilities (the "Senior Credit Facilities") providing for a Term Loan in an initial principal amount of $700 million due 2021 and a $500 million revolving credit facility (the "Revolving Credit Facility") maturing in 2019. As a result of these transactions, Interest expense, net was substantially higher for periods after the incurrence of such indebtedness than for periods prior thereto.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Expense (Income), Net
Other expense (income), net, which primarily relates to losses from equity method investees, was an expense of $2 million and $1 million for the three months ended June 30, 2015 and 2014, respectively.
Income Tax Provision (Benefit)
For the three months ended June 30, 2015, our Income tax provision was $15 million. For the three months ended June 30, 2014, our Income tax benefit was $1 million. Our effective tax rate was 38% and 3% for the three months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rate for the three months ended June 30, 2015 was primarily due to the effect of foreign operations.
Net Income (Loss)
Net income for the three months ended June 30, 2015 was $24 million and Net loss for the three months ended June 30, 2014 was $32 million. The improvement in Net income reflected Operating income as of June 30, 2015 versus Operating loss as of June 30, 2014, partially offset by higher interest expense and higher income tax provision.
Results of Operations – Six months ended June 30, 2015 versus the six months ended June 30, 2014
The table below provides a summary of our results of operations for the six months ended June 30, 2015 and 2014 (in millions):

	Six Months Ended June 30,
	2015	2014	% Change
Revenues	$1,453	$1,565	(7%)
Operating expenses	1,387	1,706	(19%)
Operating income (loss)	$66	$(141)	NM
Interest expense, net	39	12	NM
Other expense (income), net	5	(4)	NM
Income tax provision (benefit)	7	(43)	NM
Net income (loss)	$15	$(106)	NM
_______________________

NM	- Not Meaningful.
Revenues
The following table presents our Revenues, by type, for the six months ended June 30, 2015 and 2014 (in millions):

	Six Months Ended June 30,
	2015	2014	% Change
Revenues
Advertising
Print and other advertising	$623	$705	(12%)
Digital advertising	150	146	3%
Total advertising revenues	$773	$851	(9%)
Circulation	504	528	(5%)
Other	176	186	(5%)
Total revenues	$1,453	$1,565	(7%)

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents our Revenues, by type, as a percentage of total revenues for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Revenues
Advertising	53%	54%
Circulation	35%	34%
Other	12%	12%
Total revenues	100%	100%
Advertising Revenues
For the six months ended June 30, 2015, Advertising revenues decreased 9% as compared to the six months ended June 30, 2014. The decline in Advertising revenues was driven by lower Print and other advertising revenues. Domestic and international print advertising revenues declined $57 million and $25 million, respectively. The decline in print magazine advertising revenues was attributable to fewer advertising pages sold and a lower average price per page of advertising sold. Fewer advertising pages sold was primarily due to the continuing trend of advertisers shifting advertising spending from print to other media. Lower average price per page of advertising sold was primarily due to the category mix of advertisers. As compared to the six months ended June 30, 2014, our domestic titles experienced advertising declines in the beauty, food and home categories, partially offset by strong sales in the pharmaceutical category. We expect the market conditions associated with our Print and other advertising revenues to continue. The stronger U.S. dollar relative to the British pound also adversely impacted Print and other advertising revenues for the six months ended June 30, 2015 by $5 million. For the six months ended June 30, 2014, Print and other advertising revenues included $13 million of revenues from our GEX operations.
Partially offsetting the decline in our Print and other advertising revenues was a 3% increase in our Digital advertising revenues primarily in video and programmatic sales. Included in Digital advertising revenues for the six months ended June 30, 2014 were $17 million of revenues from our CNNmoney.com collaborative arrangement and $7 million of revenues from our GEX operations. The increase in Digital advertising revenues in 2015 as compared to 2014 reflects the shift in consumer demand from print to digital media.
Circulation Revenues
The components of Circulation revenues for the six months ended June 30, 2015 and 2014 are as follows (in millions):

	Six Months Ended June 30,
	2015	2014	% Change
Circulation revenues
Subscription	$331	$351	(6%)
Newsstand	159	169	(6%)
Other circulation	14	8	75%
Total circulation revenues	$504	$528	(5%)
For the six months ended June 30, 2015, Circulation revenues decreased 5% as compared to the six months ended June 30, 2014 primarily due to lower domestic and international Subscription revenues of $11 million and $9 million, respectively, and lower international Newsstand revenues of $16 million, which were partially offset by higher domestic Newsstand revenues of $6 million. The stronger U.S. dollar relative to the British pound adversely impacted Circulation revenues for the six months ended June 30, 2015 by $11 million. During the six months ended June 30, 2014, Newsstand revenues were adversely impacted by $12 million from the wholesaler transition. The decline in

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Circulation revenues was primarily due to market conditions impacting the magazine publishing industry. We expect the market conditions associated with our Circulation revenues to continue.
Other Revenues
For the six months ended June 30, 2015, Other revenues decreased 5% as compared to the six months ended June 30, 2014. The decrease in Other revenues was primarily attributable to declines at our book publishing business. The stronger U.S. dollar relative to the British pound adversely impacted Other revenues for the six months ended June 30, 2015 by $2 million. Included in Other revenues for the six months ended June 30, 2014 was $2 million of revenues from our GEX operations. During the six months ended June 30, 2014, Other revenues were adversely impacted by $7 million from the wholesaler transition.
Operating Expenses
The components of Operating expenses for the six months ended June 30, 2015 and 2014 are as follows (in millions):

	Six Months Ended June 30,
	2015	2014	% Change
Operating expenses
Costs of revenues
Production costs	$336	$366	(8%)
Editorial costs	182	219	(17%)
Other	48	49	(2%)
Total costs of revenues(a)	566	634	(11%)
Selling, general and administrative(a)	721	759	(5%)
Asset impairments	—	26	NM
Goodwill impairment	—	26	NM
Restructuring and severance costs	14	170	(92%)
Depreciation	47	52	(10%)
Amortization of intangible assets	39	39	—%
Total operating expenses	$1,387	$1,706	(19%)
_______________________

(a)	Costs of revenues and Selling, general and administrative expenses set forth above exclude depreciation.
NM - Not Meaningful.
Costs of Revenues
For the six months ended June 30, 2015, Costs of revenues decreased 11% as compared to the six months ended June 30, 2014 primarily due to a decrease in Production costs and Editorial costs. Production costs decreased due to a lower volume of pages produced and favorable paper and printing costs. Editorial costs decreased primarily as a result of previously announced cost savings initiatives, partially offset by digital investments. Other costs of revenues decreased $1 million or 2% as compared to the prior year. The stronger U.S. dollar relative to the British pound favorably impacted Costs of revenues for the six months ended June 30, 2015 by $8 million. Included within Costs of revenues for the six months ended June 30, 2014 was $13 million of costs associated with our GEX operations and $8 million of costs associated with the CNNMoney.com collaborative arrangement.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative
For the six months ended June 30, 2015, SG&A decreased 5% as compared to the six months ended June 30, 2014 primarily due to benefits realized from previously announced cost savings initiatives, partially offset by incremental non-cash rent expense associated with the upcoming relocation of our corporate headquarters, incremental rent expense related to our previously-announced sale-leaseback transactions, a portion of which is associated with temporary space, and spending on investments and growth initiatives. The stronger U.S. dollar relative to the British pound favorably impacted SG&A for the six months ended June 30, 2015 by $7 million. Included within SG&A for the six months ended June 30, 2015 was $17 million of expense associated with our GEX operations and $6 million of expense associated with our CNNMoney.com collaborative arrangement. SG&A was adversely impacted by $8 million during the six months ended June 30, 2014 from the wholesaler transition.
Asset Impairments
During the six months ended June 30, 2014, we incurred $26 million of Asset impairments primarily related to a building we classified as held for sale and our exit from certain other leased premises.
Goodwill Impairment
During the six months ended June 30, 2014, we recorded a Goodwill impairment charge of $26 million in connection with Goodwill allocated to our GEX operations. The sale of GEX was consummated for $41 million in August 2014.
Restructuring and Severance Costs
For the six months ended June 30, 2015 and 2014, we incurred Restructuring and severance costs of $14 million and $170 million, respectively, related to headcount reductions and real estate consolidations.
Depreciation
Depreciation expense was $47 million and $52 million for the six months ended June 30, 2015 and 2014, respectively. The decline was the result of depreciation on Property, plant and equipment recognized in the prior year in connection with the sale of properties in Birmingham, AL and Menlo Park, CA.
Amortization of Intangible Assets
Amortization of intangible assets was $39 million for both the six months ended June 30, 2015 and 2014.
Operating Income (Loss)
Operating income was $66 million for the six months ended June 30, 2015 and Operating loss was $141 million for the six months ended June 30, 2014. The improvement in Operating income (loss) for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to lower Restructuring and severance costs and the absence of Goodwill and Asset impairments. Operating income also reflected revenue reductions, partially offset by declines in Costs of revenues and SG&A. The wholesaler transition adversely impacted operating results during the six months ended June 30, 2014 by $27 million.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net
Interest expense, net was $39 million and $12 million for the six months ended June 30, 2015 and 2014, respectively. Interest income for the six months ended June 30, 2015 and 2014 was insignificant.
The increase in Interest expense, net was due to the Senior Notes and Term Loan which were entered into during the second quarter of 2014.
Other Expense (Income), Net
Other expense (income), net was an expense of $5 million and income of $4 million for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, Other expense, net primarily consisted of losses from equity method investees. For the six months ended June 30, 2014, Other income primarily related to non-operating income from the acquisition of Affluent Media Group from American Express Company in the fourth quarter of 2013.
Income Tax Provision (Benefit)
For the six months ended June 30, 2015, our Income tax expense was $7 million. For the six months ended June 30, 2014, our Income tax benefit was $43 million. Our effective tax rate was 32% and 29% for the six months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rate for the six months ended June 30, 2015 was primarily due to the effect of foreign operations and adjustments to our reserves for uncertain tax positions.
Net Income (Loss)
Net income for the six months ended June 30, 2015 was $15 million and Net loss for the six months ended June 30, 2014 was $106 million. The Net income in the six months ended June 30, 2015 primarily reflected Operating income as of June 30, 2015 versus Operating loss as of June 30, 2014, partially offset by higher interest expense and higher income tax provision.
LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated positive net cash flow from operating activities. Sources of cash primarily include cash flow from operations, amounts available under our Revolving Credit Facility and access to capital markets. Our access to additional borrowings under the Revolving Credit Facility is subject to the satisfaction of customary borrowing conditions, including the absence of any event or circumstance having a material adverse effect on our business. In addition, the obligation of the financial institutions under our Revolving Credit Facility are several and not joint, and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to other sources of capital such as the public bond markets. However, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including (i) our financial condition, prospects and credit rating, (ii) the liquidity of the overall capital markets and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on favorable terms or at all. As of June 30, 2015, total Cash and cash equivalents were $338 million, including $51 million held by foreign subsidiaries. As of June 30, 2015, we also held Short-term investments consisting of term deposits of $60 million with original maturities of greater than three months and remaining maturities of less than one year.
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

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have evaluated and expect to continue to evaluate possible acquisitions and dispositions of certain businesses and assets, as well as the possible negotiation of a prepayment of the exit costs for the remaining rent obligations and ancillary costs for the remaining life of the existing lease at our current New York City headquarters. Such transactions may be material and may involve cash, the issuance of other securities or the assumption of indebtedness. In accordance with the provisions of our debt agreements, we may under certain circumstances be required to use the net cash proceeds of asset sales out of the ordinary course of business (including proceeds from sale-leaseback transactions) to prepay our debt unless we invest (or commit to invest) such proceeds in our business within 15 months of receipt. Management has decided to invest the net cash proceeds from our sale-leaseback transactions in 2014 in our business. In addition, use of the proceeds from any sale of the headquarters building of our U.K. operations in London, England is subject to restrictions under the IPC Media Pension Scheme. Additionally, we could incur tax obligations in connection with the repatriation to the United States of proceeds from such sale.
On August 4, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on August 31, 2015, payable September 15, 2015. On May 7, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on May 29, 2015. A total of $21 million was paid on June 15, 2015 in respect of the dividend declared on May 7, 2015. On February 12, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on February 27, 2015. A total of $21 million was paid on March 13, 2015 in respect of the dividend declared on February 12, 2015. We currently intend to continue to declare regular quarterly dividends on our outstanding common stock in respect of each completed fiscal quarter. The declaration and amount of any actual dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions.
We believe that a combination of cash-on-hand, cash generated from operating activities and availability under our Revolving Credit Facility will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our funding and investment requirements over the next twelve months and over the long-term.
Our level of debt could have important consequences on our business, including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. In addition, economic or market disruptions could lead to a decrease in demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position. As of June 30, 2015, the only utilization under the Revolving Credit Facility was letters of credit in the face amount of $2 million. Subject to the satisfaction of customary conditions, undrawn revolver commitments are available to be drawn for our general corporate purposes. We were in compliance with all of our debt covenants as of the filing of this quarterly report.
Sources and Uses of Cash
Cash and cash equivalents decreased by $181 million for the six months ended June 30, 2015 as compared to the year ended December 31, 2014; and increased $158 million for the six months ended June 30, 2014 as compared to the year ended December 31, 2013. The components of these changes are discussed below.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Activities
Details of Cash provided by operations are as follows (in millions):

	Six Months Ended June 30,
	2015	2014
Net income (loss)	$15	$(106)
Adjustments to reconcile net income (loss) to cash provided by operations
Depreciation and amortization	86	91
Amortization of deferred financing costs and discounts on indebtedness	2	—
Asset impairments	—	26
Goodwill impairment	—	26
Gain on sale of non-operating assets	(2)	—
Loss on equity method of investee companies, net of cash distributions	7	2
Equity-based compensation expense	20	10
Deferred income taxes	7	(11)
All other net, including working capital changes	(92)	42
Cash provided by operations(a)	$43	$80
___________________________
(a) Includes foreign net income taxes paid of $1 million and $2 million for the six months ended June 30, 2015 and 2014, respectively. Includes domestic net income taxes paid of $31 million and nil for the six months ended June 30, 2015 and 2014, respectively.
The change in Cash provided by operations for the six months ended June 30, 2015 primarily reflected an increase in Net income more than offset by an increase in cash used for working capital, primarily related to timing of employee severance payments and interest payments on our debt obligations.
Investing Activities
Details of Cash used in investing activities are as follows (in millions):

	Six Months Ended June 30,
	2015	2014
Acquisitions, net of cash acquired	$(49)	$(29)
Proceeds from dispositions	4	—
Purchases of short-term investments	(60)	—
Capital expenditures	(63)	(23)
Cash used in investing activities	$(168)	$(52)
Cash used in investing activities for the six months ended June 30, 2015 increased due to reallocation of cash to Short-term investments, higher capital expenditures and acquisition activities.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities
Details of Cash (used in) provided by financing activities are as follows (in millions):

	Six Months Ended June 30,
	2015	2014
Proceeds from the issuance of debt	$—	$1,377
Financing costs	—	(13)
Principal payments on Term Loan	(4)	—
Withholding taxes paid on equity-based compensation	(12)	—
Excess tax benefits from equity-based compensation	1	—
Dividends paid	(42)	—
Transfer to Time Warner in connection with Spin-Off	—	(1,400)
Net transfers from Time Warner	—	166
Cash (used in) provided by financing activities	$(57)	$130
Cash (used in) provided by financing activities for the six months ended June 30, 2015 reflected cash outflows primarily due to dividends paid on our common stock and withholding taxes paid on equity-based compensation.
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
We are permitted to prepay amounts outstanding under the Senior Credit Facilities at any time without premium or penalty. Under certain circumstances, the Term Loan may require us to prepay amounts outstanding thereunder with the net cash proceeds of asset sales out of the ordinary course of business and casualty events if we do not use (or commit to use) such proceeds within 15 months of receipt to invest in our business, including, among other things, by acquiring, maintaining or developing assets useful in our business or making acquisitions permitted under the Senior Credit Facilities. We are required to make quarterly repayments of the Term Loan equal to 0.25% of the aggregate original principal amount. All then-outstanding principal and interest under the Term Loan is due and payable on April 24, 2021. All then-outstanding principal and interest under the Revolving Credit Facility is due and payable, and all commitments thereunder will be terminated, on June 6, 2019.
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
Contractual and Other Obligations
Contractual Obligations
In addition to the financing arrangements discussed above, we have obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to certain firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying Balance Sheets. Our contractual obligations as of June 30, 2015 are not significantly different from those disclosed within our 2014 Form 10-K.
Contingencies
We are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law. Refer to Note 12, "Commitment and Contingencies – Legal Proceedings," to the accompanying Financial Statements.
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
Our forward-looking statements are based on our current expectations regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Important factors that could cause our actual results to differ materially from those in our forward-looking statements including government regulations, economic, strategic, political and social conditions and the following factors:

•	changes in and the execution of our plans, initiatives and strategies, and consumer acceptance thereof;

•	recent and future changes in technology, including alternative methods for the delivery of our content;

•	changes in consumer behavior, including changes in spending behavior and changes in when, where and how content is consumed;

•	competitive pressures;

•	our ability to deal effectively with economic slowdowns or other economic or market difficulties;

•
possible disruptions in our retail distribution channels due to challenging conditions in the highly-concentrated wholesale magazine distribution industry, the financial instability of certain wholesalers and a reduction of retail outlets as a result of weak economic or industry conditions;

•	increases in the price of paper or in postal rates and services;

•
changes in advertising market conditions or advertising expenditures due to, among other things, economic conditions, changes in consumer behavior, pressure from public interest groups, changes in laws and regulations and other societal or political developments;

•	recent reviews by major advertisers of their advertising agencies which may result in a period of reduced visibility for advertising agencies and sellers of advertising;

•	our ability to exploit and protect our intellectual property rights in and to our content and other products;

•	lower than expected valuations associated with our cash flows and revenues, which could result in our inability to realize the value of recorded intangible assets and Goodwill;

•
increased volatility or decreased liquidity in the capital markets, including any limitation on our ability to access the capital markets, refinance our outstanding indebtedness or obtain bank financing on acceptable terms;

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
Interest Rate Risk
Based on the level of interest rates prevailing at June 30, 2015, the fair value of our fixed rate Senior Notes of $672 million was less than their carrying value of $691 million by $19 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for comparable securities and consideration of our risk profile. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2015 would increase the estimated fair value of our fixed rate debt by approximately $33 million to approximately $705 million.
Our Term Loan is subject to variable interest rates but includes a eurocurrency "floor" that is higher than the corresponding market rate currently prevailing. As such, a hypothetical 100 basis point increase in current interest rates will not have a material impact on our annual interest expense. A hypothetical 200 basis point increase in interest rates would increase our annual interest expense by $8 million. The Revolving Credit Facility is subject to variable interest rates but is assumed to be undrawn for purposes of this calculation. Our Revolving Credit Facility remained undrawn as of the date of filing of this quarterly report on Form 10-Q, except for $2 million in letters of credit issued thereunder.

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

Credit Risk
Cash and cash equivalents are maintained with several financial institutions as well as invested in certain high quality money markets mutual funds and term deposits. Insurance with respect to deposits held with banks is limited to an insignificant amount of such deposits. However, our bank deposits generally may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
There is also limited credit risk with respect to the money market mutual funds and term deposits in which we invest as these investments all have issuers, guarantors and/or other counterparties of reputable credit.
Our receivables did not represent significant concentrations of credit risk as of June 30, 2015 or December 31, 2014 due to the wide variety of customers, markets and geographic areas to which our products and services are sold.
We monitor our positions and the credit quality of the financial institutions which are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2015 and December 31, 2014, we did not anticipate nonperformance by any of the counterparties.
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
(b) Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12, "Commitments and Contingencies", in the accompanying unaudited consolidated interim financial statements.
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
Date: August 4, 2015