Form 10-Q
period 2015-09-30
Time Inc.
filed 2015-11-06
CIK 1591517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of
Common Stock — $0.01 par value	October 30, 2015
109,774,558

TIME INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TIME INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$265	$519
Short-term investments	60	—
Receivables, less allowances of $232 and $255 at September 30, 2015 and December 31, 2014, respectively	428	488
Inventories, net of reserves	42	48
Deferred tax assets	56	84
Prepaid expenses and other current assets	186	117
Total current assets	1,037	1,256

Property, plant and equipment, net	439	369
Intangible assets, net	1,064	1,085
Goodwill	2,249	3,117
Other assets	92	73
Total assets	$4,881	$5,900

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$541	$621
Deferred revenue	454	458
Current portion of long-term debt	7	7
Total current liabilities	1,002	1,086

Long-term debt	1,364	1,368
Deferred tax liabilities	320	313
Deferred revenue	89	94
Other noncurrent liabilities	197	168
Commitments and contingencies (Note 13)

Stockholders' Equity
Common stock, $0.01 par value, 400 million shares authorized; 109.77 million and 109.05 million shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1	1
Preferred stock, $0.01 par value, 40 million shares authorized; none issued	—	—
Additional paid-in-capital	12,619	12,665
Accumulated deficit	(10,524)	(9,626)
Accumulated other comprehensive loss, net	(187)	(169)
Total stockholders' equity	1,909	2,871
Total liabilities and stockholders' equity	$4,881	$5,900

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Advertising	$398	$428	$1,171	$1,279
Circulation	261	279	765	807
Other	114	114	290	300
Total revenues	773	821	2,226	2,386
Costs of revenues	308	324	879	967
Selling, general and administrative expenses	383	378	1,146	1,180
Amortization of intangible assets	21	19	60	58
Restructuring and severance costs	8	(6)	22	164
Asset impairments	—	—	—	26
Goodwill impairment	952	—	952	26
Operating income (loss)	(899)	106	(833)	(35)
Interest expense, net	19	19	58	31
Other (income) expense, net	(2)	3	3	(1)
Income (loss) before income taxes	(916)	84	(894)	(65)
Income tax provision (benefit)	(3)	36	4	(7)
Net income (loss)	$(913)	$48	$(898)	$(58)

Per share information attributable to Time Inc. common stockholders:
Basic net income (loss) per common share	$(8.30)	$0.44	$(8.17)	$(0.53)
Weighted average basic common shares outstanding	110.00	109.15	109.80	109.03
Diluted net income (loss) per common share	$(8.30)	$0.44	$(8.17)	$(0.53)
Weighted average diluted common shares outstanding	110.00	109.74	109.80	109.03
Cash dividends declared per share of common stock	$0.19	$—	$0.57	$—

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(913)	$48	$(898)	$(58)

Other comprehensive income (loss), net of tax

Foreign currency translation
Unrealized gains (losses) occurring during the period	(36)	(39)	(28)	6
Reclassification adjustment for (gains) losses on foreign currency realized in net income (loss)	—	4	1	4
Net foreign currency translation gains (losses)	(36)	(35)	(27)	10

Benefit obligations
Unrealized gains (losses) occurring during the period	5	7	4	(3)
Reclassification adjustment for (gains) losses realized in net income (loss)	4	—	5	3
Net benefit obligations	9	7	9	—

Other comprehensive income (loss)	(27)	(28)	(18)	10

Comprehensive income (loss)	$(940)	$20	$(916)	$(48)

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Nine Months Ended September 30, 2015
	Common Stock	Additional Paid-in Capital	Time Warner Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance, December 31, 2014	$1	$12,665	$—	$(9,626)	$(169)	$2,871
Net income (loss)	—	—	—	(898)	—	(898)
Other comprehensive income (loss)	—	—	—	—	(18)	(18)
Dividends declared	—	(63)	—	—	—	(63)
Equity-based compensation and other	—	17	—	—	—	17
Balance, September 30, 2015	$1	$12,619	$—	$(10,524)	$(187)	$1,909

	Nine Months Ended September 30, 2014
	Common Stock	Additional Paid-in Capital	Time Warner Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance, December 31, 2013	$—	$—	$4,158	$—	$(116)	$4,042
Net income (loss)	—	—	(69)	11	—	(58)
Other comprehensive income (loss)	—	—	—	—	10	10
Equity-based compensation and other	—	23	2	—	—	25
Net transactions with Time Warner	—	—	(1,226)	—	—	(1,226)
Conversion of Time Warner Investment	1	12,646	(2,865)	(9,782)	—	—
Balance, September 30, 2014	$1	$12,669	$—	$(9,771)	$(106)	$2,793

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$(898)	$(58)
Adjustments to reconcile net income (loss) to cash provided by operations
Depreciation and amortization	129	135
Amortization of deferred financing costs and discounts on indebtedness	3	1
(Gain) loss on pension settlement	6	—
Asset impairments	—	26
Goodwill impairment	952	26
(Gain) loss on operating assets	—	(2)
(Gain) loss on non-operating assets	(2)	—
(Gain) loss on equity method of investee companies, net of cash distributions	8	4
Equity-based compensation expense	28	25
Deferred income taxes	32	(17)
Changes in operating assets and liabilities
Receivables	73	66
Inventories	5	(2)
Prepaid expenses and other assets	(90)	(56)
Accounts payable and other liabilities	(121)	(7)
Other, net	2	29
Cash provided by operations	127	170

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(115)	(18)
Divestitures of (investments in) equity affiliates	1	(11)
Proceeds from dispositions	4	41
(Purchases) sales of short-term investments, net	(60)	—
Capital expenditures	(132)	(30)
Cash used in investing activities	(302)	(18)

FINANCING ACTIVITIES
Proceeds from the issuance of debt	—	1,377
Financing costs	—	(13)
Principal payments on Term Loan	(5)	(2)
Withholding taxes paid on equity-based compensation	(12)	—
Excess tax benefits from equity-based compensation	1	—
Dividends paid	(63)	—
Transfer to Time Warner in connection with Spin-Off	—	(1,400)
Net transfers from Time Warner	—	166
Cash (used in) provided by financing activities	(79)	128
Effect of exchange rate changes on Cash and cash equivalents	—	(1)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(254)	279
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	519	46
CASH AND CASH EQUIVALENTS, END OF PERIOD	$265	$325

See accompanying notes.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Time Inc., together with its subsidiaries (collectively, the "Company", "we", "us" or "our"), is one of the world's leading media companies, with a monthly global print audience of over 120 million and more than 150 million monthly visitors to its worldwide digital properties, including over 60 websites. Our influential brands include People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly, Travel + Leisure, Cooking Light, Fortune and Food & Wine, as well as more than 50 diverse titles in the United Kingdom such as Decanter, Horse & Hound and Wallpaper*. Time Inc. is home to celebrated franchises and events including the Fortune 500, Time 100, People’s Sexiest Man Alive, Sports Illustrated’s Sportsman of the Year, the Food & Wine Classic in Aspen, the Essence Festival and the biennial Fortune Global Forum. Hundreds of thousands of people attend our live media events each year. We have been extending the power of our brands through various investments and acquisitions, including the formation of Sports Illustrated Play, a new business devoted to youth and amateur sports, and the acquisition of inVNT, a company that specializes in live media. We also provide content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including subscription sales services for magazines and other products, retail distribution and marketing services and customer service and fulfillment services, for ourselves and third-party clients, including other magazine publishers.
Basis of Presentation
The accompanying consolidated financial statements, which are referred to herein as the “Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been reflected in these Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Financial Statements and accompanying disclosures. Actual results could differ from those estimates. Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, multiple-element transactions, allowance for doubtful accounts, depreciation and amortization, magazine returns, business combinations, pension and other post-retirement benefits, equity-based compensation, income taxes, contingencies, litigation matters and reporting for certain transactions on a gross versus a net basis.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheets are referred to as the “Balance Sheets” herein. The consolidated statements of operations are referred to as the “Statements of Operations” herein. The consolidated statements of comprehensive income (loss) are referred to as the "Statements of Comprehensive Income (Loss)" herein. The consolidated statements of stockholders' equity are referred to as the "Statements of Stockholders' Equity" herein. The consolidated statements of cash flows are referred to as the “Statements of Cash Flows” herein.
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
Accounting Guidance Not Yet Adopted
In September 2015, guidance was issued that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment is to be presented separately on the face of the statement of operations or disclosed in the notes to the financial statements. The amendments in this guidance are effective on a prospective basis for fiscal years beginning after December 15, 2015 and for interim periods therein with early application permitted. We will adopt this guidance on January 1, 2016 and do not expect it to have a material impact on our Financial Statements upon adoption.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In April 2015, guidance was issued which changes the presentation of debt issuance costs from an asset to a direct deduction from the related liability. This guidance, which is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, may be early adopted for financial statements that have not been previously issued and its provisions are to be retrospectively applied as a change in accounting principle. In August 2015, an amendment was issued to clarify the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements such that these costs can continue to be deferred and presented within assets and subsequently amortized ratably over the term of the line-of-credit arrangements, regardless of whether there are any outstanding borrowings in the line-of-credit arrangement. Upon adoption, this guidance is expected to decrease Other assets, which includes our deferred financing costs on our term loan ("Term Loan") and 5.75% senior notes ("Senior Notes"), and comparably decrease Long-term debt on our Balance Sheets. This guidance is not expected to have any impact on our Statements of Operations or our Statements of Cash Flows. Debt issuance costs in connection with our revolving line-of-credit (the "Revolving Credit Facility") will continue to be reflected within Other assets and ratably amortized using the effective interest method over the term of the arrangement.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interim Impairment Testing of Goodwill and Long-Lived Assets
Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Long-lived assets, including finite-lived intangible assets, do not require that an annual impairment test be performed. Instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Considering the impending sale of the Blue Fin Building (See Note 2, "Acquisitions and Dispositions – Dispositions – IPC Magazines Group Limited") and as a result of a decline in our publicly traded share price in the third quarter of 2015 and recent trends in our advertising and circulation revenues, we assessed Goodwill and certain long-lived assets for impairment as of September 30, 2015.
Based on applicable guidance, the first step of the two-step goodwill quantitative impairment analysis involves a comparison of the estimated fair value of the reporting unit to its carrying amount. In performing the first step, we determined the fair value of the reporting unit using a combination of a market-based approach and a discounted cash flow ("DCF") analysis, equally weighting the estimated fair value from each approach. Determining fair value requires significant judgment, including judgments about appropriate discount rates and perpetual growth rates and the amount and timing of expected future cash flows. We also considered the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industry in which we compete; and relative weighting of the DCF and market approaches. The cash flows employed in the DCF analyses are based on our long range plans adjusted for market trends and a long term growth rate. Discount rate assumptions are based on an assessment of market rates as well as the risk inherent in the future cash flows included in our estimates.
In applying the market approach, we multiplied the average stock price of $18.93 on September 30, 2015 by the 109.77 million common shares outstanding, to determine the common equity value on a non-controlling basis. In order to determine the value of the common equity on a controlling basis, a control premium was applied.
The significant assumptions utilized in the DCF analyses include a discount rate and a terminal growth rate. Specifically, in determining the fair value of the reporting unit for goodwill impairment testing purposes, we decreased our long-term estimates of the reporting unit's operating results and cash flows and incorporated a Company specific risk premium into the discount rate to account for unquantified risk that may still be present in the decreased forecast.
We completed step one of our goodwill impairment testing and determined that the fair value of the reporting unit was lower than its carrying value. This required us to proceed to step two of the impairment analysis.
Due to the complexity and effort required to estimate the fair value of the reporting unit in the second step of the analysis, the fair value estimates were based on preliminary analyses and assumptions that are subject to change. The second step of the analysis includes allocating the calculated fair value (determined in the first step) of the reporting unit to its assets and liabilities to determine an implied fair value of goodwill. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in an acquisition. That is, the estimated fair value of the reporting unit was allocated to all of the assets and liabilities of the unit (including unrecognized intangibles such as advertiser and subscriber relationships) as if the Company had been acquired and the estimated fair value was the purchase price paid. Given the pending sale of the Blue Fin Building, the fair value allocated to that asset reflects the sale price in the definitive sale agreement, which price exceeds the building's carrying value by approximately $400 million. Based on our preliminary analyses, the implied fair value of the goodwill was substantially lower than the carrying value of the goodwill for the reporting unit. Accordingly, we recorded our best estimate of $952 million ($941 million, net of tax) during the third quarter of 2015, which is included in the noncash Goodwill impairment charge in the Statements of Operations for the three and nine months ended September 30, 2015. The measurement of impairment will be completed in the fourth quarter of 2015 and further adjustments to the preliminary goodwill impairment charge, if any, may be recognized when we finalize the second step of the goodwill impairment test.
In addition, we will perform our annual goodwill impairment test in the fourth quarter of the year ending December 31, 2015, consistent with our existing accounting policy.
We continue to experience declines in our print advertising and circulation revenues as a result of the continuing shift in consumer preference from print media to digital media and how consumers engage with digital media. If print media market conditions worsen, if the price of our publicly traded stock declines, or if our performance fails to meet

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

current expectations, it is possible that the carrying value of our reporting unit, even after the current impairment of Goodwill, will exceed its fair value, which could result in recognition of an additional noncash impairment of Goodwill that could be material.
The changes in the carrying amount of Goodwill during the nine months ended September 30, 2015 and the year ended December 31, 2014 were as follows (in millions)

Balance, December 31, 2013	$3,162
Acquisitions(a)	10
Dispositions(b)	(3)
Foreign exchange movements	(26)
Impairments(c)	(26)
Balance, December 31, 2014	3,117
Acquisitions(a)	101
Foreign exchange movements	(15)
Purchase price adjustment(d)	(2)
Impairments(c)	(952)
Balance, September 30, 2015	$2,249
_______________________

(a)
Acquisitions during the nine months ended September 30, 2015 related to the purchases of UK Cycling Events Limited and Faster Than Monkeys, Inc. in the first quarter, Evarn Limited, LeagueAthletics.com LLC and FanSided, LLC in the second quarter and League Sports Services LLC, inVNT, LLC, and International Craft & Hobby Fair Limited in the third quarter of 2015. Acquisitions in 2014 related to our purchase of Cozi Inc. during the second quarter of 2014.

(b)	In connection with the sale of our Mexico-based GEX operations in August 2014, the remaining Goodwill of $3 million was written off.

(c)
A Goodwill impairment charge of $952 million was recorded during the three and nine months ended September 30, 2015. An allocated Goodwill impairment charge of $26 million was recognized during the second quarter of 2014 in connection with the impending sale of our Mexico based GEX operations.

(d)	Purchase price adjustments related to tax assets in connection with our Cozi Inc. acquisition.
The impairment test for long-lived assets, including finite-lived intangible assets, utilized estimates of undiscounted future cash flows based on the use of the assets for their remaining useful life. The impairment test did not result in the impairment of any long-lived assets.
Intangible assets as of September 30, 2015 and December 31, 2014 consisted of the following (in millions):

	Weighted Average Useful Life (in years)	September 30, 2015
		Gross	Accumulated Amortization	Net
Tradenames(a)	20	$1,481	$(448)	$1,033
Customer lists and other intangible assets(a)	5	591	(560)	31
		$2,072	$(1,008)	$1,064

	Weighted Average Useful Life (in years)	December 31, 2014
		Gross	Accumulated Amortization	Net
Tradenames(a)	20	$1,472	$(397)	$1,075
Customer lists and other intangible assets(a)	5	562	(552)	10
		$2,034	$(949)	$1,085
_______________________

(a)	Increase in gross tradenames, customer lists and other intangible assets was the result of acquisitions made during the nine months ended September 30, 2015.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the nine months ended September 30, 2015, we completed a number of acquisitions for total cash consideration, net of cash acquired, of $115 million. Additional consideration may be required to be paid that primarily relates to earn-outs that are contingent upon the achievement of certain performance objectives in the current and future fiscal years, which are estimated to be $13 million, and other deferred payments of $5 million. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired has been recorded as Goodwill. The values assigned to the assets acquired and liabilities assumed are based on estimates of fair value available as of the date of this filing and may be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the Goodwill recorded for these transactions if such adjustments are within one year of the acquisition date. Our results of operations include the operations of these acquisitions from the date of the respective acquisitions but such activities were not significant for the three and nine months ended September 30, 2015.
Dispositions
IPC Magazines Group Limited ("Blue Fin Building")
On October 30, 2015, we entered into a definitive sales agreement to sell 100% of the capital stock of IPC Magazines Group Limited, a subsidiary of Time Inc. UK, which owns the Blue Fin Building, our principal executive offices in the U.K., for £415 million ($636 million at exchange rates on the date of execution of the sale agreement). Time Inc. UK is expected to continue to occupy a portion of the premises under a lease agreement with the buyers which extends through December 31, 2025 with a renewal option for an additional five or ten year term. Our lease commitments under this agreement are expected to be approximately £9 million ($14 million at exchange rates on the date of execution of the sale agreement) per annum. Upon consummation of the sale we expect to forgo £9 million ($14 million at exchange rates on the date of execution of the sale agreement) per annum of third-party rental income; however, we will recognize depreciation expense savings of £11 million ($17 million at exchange rates on date of execution of the sale agreement) per annum.
A portion of the proceeds from the sale of the Blue Fin Building is expected to be repatriated to the United States and used to free up cash balances to fund common stock repurchases (See Note 8, "Stockholders' Equity"), reduce our long-term debt obligations and fund other investments including acquisitions and other capital investments. To mitigate the risk of foreign currency movements and concurrent with the execution of the aforementioned definitive sales agreement, we entered into foreign currency forward contracts for which we have not sought hedge accounting treatment (See Note 4, "Fair Value Measurements – Derivatives Not Designated As Hedges").
In connection with the impending sale of the Blue Fin Building, on October 19, 2015, we entered into a deed of guarantee (the “New Pension Support Agreement”) with IPC Media Pension Trustee Limited (the “Trustee”), the trustee of the IPC Media Pension Scheme, a defined benefit pension plan for certain of our current and former U.K. employees that is closed to new participants (the “UK Pension Plan”), as more fully described in Note 11, "Benefit Plans."
Grupo Editorial Expansión ("GEX")
In August 2014, the sale of our Mexico-based operation, GEX, was consummated for $41 million. During the second quarter of 2014, we recorded an allocated Goodwill impairment charge of $26 million in connection with the impending sale. Our GEX operations published 11 magazines in print in Mexico and operated 10 websites. GEX revenues for the three and nine months ended September 30, 2014 represented 2% or less of our overall revenues during those periods. The sale has not had a significant impact on our continuing operations or financial results. We have continued our licensing arrangements with GEX which allow GEX to publish InStyle and Travel + Leisure magazines in Mexico. Revenues for these licensing arrangements are not significant to our overall results of operations.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENTS
Our investments included within Short-term investments and Other assets on the accompanying Balance Sheets consist primarily of equity-method investments, investments in marketable securities, Short-term investments and cost-method investments. Our investments, by category, consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Equity-method investments:
120 Sports(a)	$3	$13
Other(b)	7	7
Investments in marketable securities:
Deferred compensation investments, recorded at fair value(c)	1	2
Short-term investments(d)	60	—
Cost-method investments(e)	3	3
Total	$74	$25
_______________________

(a)
We acquired a 20% interest in 120 Sports during the second quarter of 2014. We recorded $1 million and $2 million of equity losses related to this investment for the three months ended September 30, 2015 and 2014, respectively, and $8 million and $2 million of equity losses for the nine months ended September 30, 2015 and 2014, respectively.

(b)
In April 2015, we acquired the remaining 50% interest in a U.K. joint venture to establish Look magazine as a consolidated business of our Time Inc. UK operations. This transaction resulted in a gain of nil and $2 million included within Other (income) expense, net on the accompanying Statements of Operations for the three and nine months ended September 30, 2015, respectively. Simultaneously, we sold our remaining 50% interest in another joint venture based in France. The loss on disposal for the three and nine months ended September 30, 2015 was insignificant. In the third quarter of 2015, we acquired a 21% interest in a U.K. based on-line visual search firm specializing in fashion. For the three and nine months ended September 30, 2015, equity gains (losses) and foreign currency movements on this investment were insignificant. Other equity-method investments included herein primarily consisted of joint ventures for which equity gains (losses) and foreign currency movements for the three and nine months ended September 30, 2015 were not significant and for which equity gains (losses) and foreign currency movements for the three and nine months ended September 30, 2014 were nil and a loss of $2 million, respectively.

(c)
Includes investments in a Rabbi Trust as part of a deferred compensation plan. Assets in the trust consist of debt and equity securities and offset the liability of the deferred compensation plan. For the three and nine months ended September 30, 2015 and 2014, gains and losses on such trading securities were not significant.

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
For the three and nine months ended September 30, 2015 and 2014, we did not experience other-than-temporary declines in the value of our investments.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, respectively (in millions):

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents - Money market funds	$77	$—	$—	$77	$210	$—	$—	$210
Trading securities(a)
Diversified debt securities	—	1	—	1	—	1	—	1
Diversified equity securities	—	—	—	—	1	—	—	1
Liabilities
Deferred compensation obligation(b)	—	—	(1)	(1)	—	—	(5)	(5)
Contingent consideration(c)	—	—	(13)	(13)	—	—	—	—
Other - liabilities(d)	—	—	(4)	(4)	—	—	(4)	(4)
Total(e)	$77	$1	$(18)	$60	$211	$1	$(9)	$203
_______________________

(a)
Consists of investments related to deferred compensation. The fair value of equity securities is determined based on quoted market prices at the end of the reporting period. The fair value of debt securities is determined based on net asset values at the end of the reporting period.

(b)
In connection with the Employee Matters Agreement with Time Warner Inc. ("Time Warner") we are required to indemnify Time Warner for international equity awards in connection with our employees' exercises of stock compensation awards granted by Time Warner. The fair value of this obligation, as included within Accounts payable and accrued liabilities and Other noncurrent liabilities on the accompanying Balance Sheets was derived using a Black-Scholes model and is considered a Level 3 measurement. Adjustments to fair value of this obligation are included as a component of Other (income) expense, net in the Statements of Operations.

(c)
Contingent consideration, of which $4 million is included in Accounts payable and accrued liabilities and $9 million in Other noncurrent liabilities on the accompanying Balance Sheets, consists of earn-out liabilities in connection with acquisitions made during the nine months ended September 30, 2015. Fair values were derived using a probability weighted present value of expected future payouts approach or a Monte Carlo simulation approach, which are considered Level 3 measurements. Adjustments to fair value of such obligations are included as a component of Selling, general and administrative expenses in the Statements of Operations. Such contingent considerations are primarily based on financial targets and other metrics.

(d)
Our other liabilities included within Other noncurrent liabilities on the accompanying Balance Sheets consist primarily of a put option liability related to an equity method investment, the fair value of which was derived using a lattice model which is considered a Level 3 measurement. Adjustments to fair value of this obligation are included as a component of Other (income) expense, net in the Statements of Operations.

(e)
We primarily apply the market approach for determining recurring fair value measurements. During the three and nine months ended September 30, 2015 and the year ended December 31, 2014, there were no transfers of securities between levels.

The following table reconciles the beginning and ending balance of our liabilities classified as Level 3 (in millions):

	September 30,
	2015	2014
Balance as of the beginning of the period	$9	$—
Settlements	(3)	(13)
Issuances	13	16
Fair value adjustment	(1)	2
Transfers in and/or out of Level 3	—	—
Balance as of the end of the period	$18	$5

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Derivatives Not Designated as Hedges
We have derivatives that act as economic hedges, but are not designated as such for hedge accounting purposes. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The change in the fair value of the derivatives effectively offset the related foreign exchange gains or losses on the underlying balance sheet exposure. For derivatives that are not designated as hedges, changes in fair value are reported in current period earnings. For both the three and nine months ended September 30, 2015, the impact on pretax earnings of derivatives not designated as hedges, as reported in the Statements of Operations within Selling, general and administrative expenses, was an insignificant gain. There were no derivatives not designated as hedges as of September 30, 2014.
The fair value of foreign exchange forward contracts is determined based on a discounted cash flow method using the following inputs: the contractual terms of the forward contracts such as notional amount, maturity dates and contractual rate, as well as relevant foreign currency forward curves, and discount rates consistent with the underlying economic factors of the currency in which the cash flows are denominated. Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve, used to value derivatives are not indicative of the credit quality of the Company or its counterparties. We consider the counterparty credit risk by applying an observable forecasted default rate to the current exposure. Foreign exchange forward contracts included within Prepaid expenses and other current assets on the accompanying Balance Sheets at September 30, 2015 were insignificant. There were no foreign exchange forward contracts in place at December 31, 2014.
In connection with the impending sale of the Blue Fin Building and concurrent with the execution of the definitive sales agreement, we entered into foreign currency forward contracts with notional amounts totaling £310 million to exchange for U.S. dollars that is expected to be repatriated to the United States in the fourth quarter of 2015. As a result of these foreign exchange forward contracts, we will be exposed to exchange rate risk on the £310 million notional amount of the contracts. Although the anticipated repatriated sale proceeds are intended to offset this risk, if the closing of the sale of the Blue Fin Building were not to occur and the U.S. Dollar were to depreciate against the British pound sterling before the forward contracts are terminated, we could incur significant losses under the contracts with no offsetting benefits from such sale.
Other Financial Instruments
Our other financial instruments, including our Term Loan and our 5.75% Senior Notes, are not required to be carried on our Balance Sheets at fair value. However, the following table summarizes the fair value of each of our significant debt instruments based on quoted market prices for similar issues or on the current rates offered to us for instruments of the same remaining maturities (in millions):

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan	$680	$690	$684	$691
5.75% Senior Notes	691	656	691	676
	$1,371	$1,346	$1,375	$1,367
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

or expenditure of cash and generally are not recognized in the Financial Statements unless the debt is retired prior to its maturity.
Our term deposits are recorded at their historical issuance cost on the Balance Sheets. Fair value is estimated using a discounted cash flow methodology based on the future cash flows and the discount rate that reflects our current rates for similar types of term deposits within similar markets. For our term deposits and the remainder of our other financial instruments, differences between carrying value and fair value were not significant as of September 30, 2015 and December 31, 2014.
The carrying value for the majority of our other financial instruments approximates fair value due to the short-term nature of the financial instrument. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In case a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.
Non-Financial Instruments
The majority of our non-financial instruments, which include Goodwill, Intangible assets, Inventories and Property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for Goodwill) a non-financial instrument is required to be evaluated for impairment. If we were to determine that the non-financial instrument was impaired, we would be required to write down the non-financial instrument to its fair value.
During the third quarter of 2015, we wrote down the carrying value of our Goodwill by $952 million. The valuation of goodwill for the second step of the goodwill impairment analysis is considered a Level 3 fair value measurement, which means that the valuation of the assets and liabilities reflect our own assumptions about the assumptions that market participants would use in pricing the assets and liabilities. The assumptions included projected future cash flows from our long-range plans adjusted for current market trends, a risk-adjusted discount rate, a terminal growth rate and a control premium. A market multiple was not employed. See Note 1, "Description of Business and Basis of Presentation – Interim Impairment Testing of Goodwill and Long-Lived Assets."
In August 2014, our Mexico-based GEX operations were sold for approximately $41 million. In connection with the sale, we recorded an allocated Goodwill impairment charge of $26 million as of June 30, 2014. The assumptions used to determine the fair value of the assets and liabilities of GEX and allocated Goodwill were consistent with those used in our overall goodwill impairment analysis and included projected future cash flows from our 2014 budget and long-range plan, a discount rate, a terminal growth rate and a market multiple of 7.5x a measure of earnings. The resulting fair value measurement was considered a Level 3 measurement and was determined using a market approach.
During the first quarter of 2014, we classified one of our buildings as an asset held for sale within Prepaid expenses and other current assets and recorded a noncash impairment charge of $20 million to write down the value of the building to its fair value less costs to sell. The resulting fair value measurement was considered to be a Level 3 measurement and was determined using a market approach. The sale was consummated during the second quarter of 2015.
Fair value measurements are also used in nonrecurring valuations performed in connection with acquisition accounting. The nonrecurring valuations primarily include the valuation of customer and advertiser relationships, intangible assets and property and equipment. With the exception of certain inputs for our weighted average cost of capital and discount rate calculation that are derived from pricing services, the inputs used in our discounted cash flow analysis, such as forecasts of future cash flows, are based on assumptions. The valuation of customer and advertiser relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the relationships, considering such factors as estimated life of the relationships and the revenue expected to be generated over the life of such relationships. Tangible assets are typically valued using a replacement or reproduction cost approach, considering such factors as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. DEBT
Our debt obligations consisted of the following (in millions):

	September 30, 2015	December 31, 2014
5.75% Senior Notes	$700	$700
Senior Credit Facilities
Term Loan B	691	696
Revolving Credit Facility	—	—
Unamortized discount	(20)	(21)
Total debt obligations	1,371	1,375
Less: Current portion of long-term debt	7	7
Noncurrent debt obligations	$1,364	$1,368
Senior Notes and Senior Credit Facilities
On April 29, 2014, we issued $700 million aggregate principal amount of Senior Notes due April 15, 2022 in a private offering. The Senior Notes are fully and unconditionally guaranteed by substantially all of our wholly-owned domestic subsidiaries and, under certain circumstances, may become guaranteed by other existing or future subsidiaries. Interest payable on the Senior Notes as of September 30, 2015 and December 31, 2014 was $18 million and $8 million, respectively. We made a semi-annual interest payment on the Senior Notes of $20 million in both April and October 2015.
On April 24, 2014, we entered into senior secured credit facilities (the "Senior Credit Facilities") providing for a Term Loan in an aggregate principal amount of $700 million with a seven-year maturity and a $500 million Revolving Credit Facility with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit. The Revolving Credit Facility will be used for working capital and other general corporate purposes. The Term Loan was funded on May 29, 2014. The Revolving Credit Facility remained undrawn as of September 30, 2015 except for utilization for letters of credit in the face amount of $2 million.
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
We are required to make quarterly repayments of the Term Loan equal to 0.25% of the aggregate original principal amount. Principal payments of $5 million and $2 million were made on the Term Loan during the nine months ended September 30, 2015 and 2014, respectively. Interest payable on the Term Loan as of both September 30, 2015 and December 31, 2014 was $3 million. An interest payment of $23 million and $8 million was made on the Term Loan during the nine months ended September 30, 2015 and 2014, respectively.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of the Senior Notes and Senior Credit Facilities, we incurred deferred financing costs of $13 million, which are being amortized to Interest expense, utilizing the effective interest method, over the terms of the Senior Notes and Senior Credit Facilities. The Term Loan was originally issued at a discount of $13 million and the Senior Notes were originally issued at a discount of $10 million. Debt discount is being amortized using the effective interest method over the terms of the Term Loan and the Senior Notes, respectively. For the three and nine months ended September 30, 2015, we incurred amortization expense on deferred financing costs and discounts on indebtedness of $1 million and $3 million, respectively. For both the three and nine months ended September 30, 2014, we incurred amortization expense on deferred financing costs and discount on indebtedness of $1 million.
Effective upon the consummation of the sale of the Blue Fin Building in the U.K., our Board of Directors has authorized discretionary principal debt repayments and/or repurchases of up to a $200 million on both our Term Loan and our 5.75% Senior Notes. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board. The extent to which we repay and/or repurchase our debt and the timing of such repayments and/or repurchases will depend on a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by the Company from time to time. The authorization may be suspended or discontinued at any time without notice. We expect to finance any such principal debt repayments and/or repurchases out of working capital and/or cash balances made available as a result of the sale of the Blue Fin Building.
6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of (in millions):

	Useful Lives (in years)	September 30, 2015	December 31, 2014
Land	N/A	$53	$55
Buildings and improvements	30	494	505
Capitalized software	3 - 5	341	340
Furniture, fixtures and other equipment	3 - 10	286	292
		1,174	1,192
Accumulated depreciation(a)		(873)	(834)
Construction in progress(b)		138	11
Total property, plant and equipment, net		$439	$369
_______________________

N/A	- Not applicable.

(a)
Accumulated depreciation included $312 million and $309 million related to capitalized software as of September 30, 2015 and December 31, 2014, respectively. Depreciation expense for the three months ended September 30, 2015 and 2014 was $22 million and $25 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $69 million and $77 million, respectively.

(b)
Such amounts primarily relate to leasehold improvements in connection with our new headquarters lease at Brookfield Place at 225 Liberty Street in lower Manhattan. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the asset. Leasehold improvements at 225 Liberty Street are expected to be amortized over an average life of 17 years. We will occupy our new headquarters during the fourth quarter of 2015.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES
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
For the three and nine months ended September 30, 2015, our Income tax benefit was $3 million and our Income tax provision was $4 million. For the three months ended September 30, 2014, our Income tax provision was $36 million. For the nine months ended September 30, 2014, our Income tax benefit was $7 million. Our effective income tax rate for both the three and nine months ended September 30, 2015 was nil. Our effective income tax rate for the three and nine months ended September 30, 2014 was 43% and 11%, respectively.
The change in the effective income tax rate for the three months ended September 30, 2015 was primarily due to the tax effect of the non-deductible Goodwill impairment, foreign operations and the benefit related to our 2014 Federal tax return to provision adjustment. The change in the effective income tax rate for the nine months ended September 30, 2015 was primarily due to the tax effect of the non-deductible Goodwill impairment, foreign operations, adjustments to our reserves for uncertain tax positions and the benefit related to our 2014 Federal tax return to provision adjustment. The change in the effective income tax rate for the three and nine months ended September 30, 2014 was primarily due to the tax impacts of the sale of GEX.
8. STOCKHOLDERS' EQUITY
Effective upon consummation of the sale of the Blue Fin Building in the U.K., our Board of Directors has authorized share repurchases of our common stock of up to $300 million. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board of Directors. Under the share repurchase authorization, we may repurchase shares in open-market and/or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 and/or Rule 10b5-1 of the Securities Exchange Act of 1934. The extent to which we repurchase shares, and the timing of such repurchases, will depend upon a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by the Company from time to time. The authorization may be suspended or discontinued at any time without notice. We expect to finance the purchases out of working capital and/or cash balances made available as a result of the sale of the Blue Fin Building.
On November 5, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on November 30, 2015, payable December 15, 2015. On August 4, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on August 31, 2015. A total of $21 million was paid on September 15, 2015 in respect of the dividend declared on August 4, 2015. On May 7, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on May 29, 2015. A total of $21 million was paid on June 15, 2015 in respect of the dividend declared on May 7, 2015. On February 12, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on February 27, 2015. A total of $21 million was paid on March 13, 2015 in respect of the dividend declared on February 12, 2015.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summary sets forth the activity within Other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Pretax	Tax (Provision) Benefit	Net of Tax	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$(36)	$—	$(36)	$(28)	$—	$(28)
Reclassification adjustment for (gains) losses on foreign currency realized in net income (loss)(a)	—	—	—	1	—	1
Unrealized gains (losses) on benefit obligations	7	(2)	5	5	(1)	4
Reclassification adjustment for (gains) losses on benefit obligations realized in net income (loss)(b)	6	(2)	4	8	(3)	5
Other comprehensive income (loss)	$(23)	$(4)	$(27)	$(14)	$(4)	$(18)

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Pretax	Tax (Provision) Benefit	Net of Tax	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$(39)	$—	$(39)	$6	$—	$6
Reclassification adjustment for (gains) losses on foreign currency realized in net income (loss)(a)	4	—	4	4	—	4
Unrealized gains (losses) on benefit obligations	7	—	7	(7)	4	(3)
Reclassification adjustment for (gains) losses on benefit obligations realized in net income (loss)	1	(1)	—	5	(2)	3
Other comprehensive income (loss)	$(27)	$(1)	$(28)	$8	$2	$10
__________________________

(a)	Foreign currency reclassification adjustments were the result of the sale of our U.K.-based joint venture in 2015 and our Mexico-based GEX operations in 2014.

(b)
Benefit plan reclassification adjustments were primarily the result of the settlement of our domestic excess pension plan obligation in July 2015 and are included within Selling, general and administrative expenses on the accompanying Statements of Operations.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. NET INCOME (LOSS) PER COMMON SHARE
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
The determination and reporting of net income (loss) per common share requires the inclusion of certain of our time-based restricted stock units ("RSUs") where such securities have the right to share in dividends, if declared, equally with common stockholders. During periods in which we generate net income, such participating securities have the effect of diluting both basic and diluted net income per share. During periods of net loss, no effect is given to participating securities, since they do not share in the losses of the Company. For the three and nine months ended September 30, 2015, such participating securities had no impact on our basic and diluted net income (loss) per common share calculation as we were in a net loss position. For the three and nine months ended September 30, 2014, participating securities had no impact on our basic and diluted net income (loss) per common share calculation as our Board of Directors had not declared, and the Company had not paid, any cash dividends.
For the three and nine months ended September 30, 2015 and 2014, basic and diluted net income (loss) per common share were as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to Time Inc. common stockholders	$(912.68)	$48.07	$(897.56)	$(58.25)

Weighted average number of common shares outstanding - basic	110.00	109.15	109.80	109.03
Dilutive effect of equity awards	—	0.59	—	—
Weighted average number of common shares outstanding - diluted	110.00	109.74	109.80	109.03

Net income (loss) per common share attributable to Time Inc. common stockholders:
Basic	$(8.30)	$0.44	$(8.17)	$(0.53)
Diluted	$(8.30)	$0.44	$(8.17)	$(0.53)
The computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2015 and 2014 excludes certain equity awards because they are anti-dilutive. Such equity awards are as set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Anti-dilutive equity awards:	6	2	6	3

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. EQUITY-BASED COMPENSATION
The following table sets forth the number of Time Inc. stock options and RSUs granted (in millions):

	Nine Months Ended September 30,
	2015	2014
Stock options	1	1
RSUs	1	4
Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal annual installments, and expire ten years from the date of grant. RSUs granted under the Time Inc. 2014 Omnibus Incentive Compensation Plan generally vest in four equal annual installments. Upon the exercise of a stock option award, vesting of an RSU or grant of restricted stock, shares of Time Inc. common stock may be issued from authorized but unissued shares or treasury stock, if applicable. As of September 30, 2015, we did not have any treasury stock. There were no Time Inc. stock options exercised during the nine months ended September 30, 2015 and 2014. Approximately 1 million and an insignificant number of RSUs vested into common shares during the nine months ended September 30, 2015 and 2014, respectively.
The table below summarizes the weighted-average assumptions used to value Time Inc. stock options at their grant date and the weighted-average grant date fair value per option:

	Nine Months Ended September 30,
	2015	2014
Expected volatility	27.64%	28.30%
Expected term to exercise from grant date (in years)	5.24	5.28
Risk-free rate	1.67%	1.90%
Expected dividend yield	3.21%	3.00%
Weighted average grant date fair value per option	$4.49	$4.68
The following table sets forth the weighted average grant date fair value of Time Inc. RSUs:

	Nine Months Ended September 30,
	2015	2014
RSUs	$22.27	$22.08
Compensation expense recognized for equity-based awards is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
RSUs	$7	$12	$24	$19
Stock options	—	—	3	3
Total impact on operating income (loss)	$7	$12	$27	$22
Income tax benefit recognized	$3	$6	$7	$6
Total unrecognized compensation cost related to unvested Time Inc. RSUs as of September 30, 2015, without taking into account expected forfeitures, was $49 million and is expected to be recognized over a weighted-average period between two and three years.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total unrecognized compensation cost related to unvested Time Inc. stock options as of September 30, 2015, without taking into account expected forfeitures, was $7 million and is expected to be recognized over a weighted-average period between two and three years.
11. BENEFIT PLANS
We participate in various funded and unfunded noncontributory defined benefit plans, including international plans in the United Kingdom, Germany and Benelux. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation during their employment period. The Time Inc. Excess Benefit Pension Plan in the United States has been terminated and $21 million was paid in July 2015 in respect of the settlement of our obligations under the plan. Accordingly, benefit obligations decreased with a corresponding decrease in unrecognized actuarial loss included within Accumulated other comprehensive loss in the Balance Sheets. A pretax loss of $6 million related to the settlement of these obligations was recognized within the Statements of Operations during both the three and nine months ended September 30, 2015.
During the three and nine months ended September 30, 2015, we contributed $4 million and $13 million to our international pension plans, respectively.
As described in Note 2, "Acquisitions and Dispositions – Dispositions – IPC Magazine Group Limited," on October 19, 2015 we entered into a New Pension Support Agreement for our UK Pension Plan. The New Pension Support Agreement is conditioned on and will be effective only upon the closing of the sale of the Blue Fin Building (or of IPC Magazines Group Limited, the subsidiary that owns the building) (a “Sale Closing”). Upon a Sale Closing, the New Pension Support Agreement will replace Time Inc. UK’s and IPC Magazines Group Limited’s existing agreement with the trustee of the IPC Media Pension Scheme (the “2014 Pension Support Agreement”), which was entered into in connection with our June 2014 spinoff from Time Warner and, among other things, includes certain restrictions on the use of the proceeds of any sale of the Blue Fin Building and requires ongoing funding of the UK Pension Plan at the rate of £11 million per year ($17 million at exchange rates on date of execution of the agreement). Pursuant to the New Pension Support Agreement, the Company will no longer be subject to any restrictions on such use of proceeds but has agreed to make the following cash contributions to the UK Pension Plan: (1) £50 million ($77 million at exchange rates on date of execution of the agreement) to be contributed within 30 days of a Sale Closing; (2) £11 million ($17 million at exchange rates on date of execution of the agreement) to be contributed annually until the sixth anniversary of the Sale Closing; (3) contributions on the sixth, seventh and eighth anniversaries of the Sale Closing calculated so as to eliminate the “self-sufficiency deficit”, if any, of the UK Pension Plan as of the eighth anniversary of the Sale Closing, determined assuming that the discount rate on the UK Pension Plan’s liabilities would be equivalent to 0.5% in excess of the then-prevailing rate on bonds issued by the UK Government (“gilts”); and (4) contributions between the eighth and fifteenth anniversaries of the Sale Closing calculated so as to eliminate the “self-sufficiency deficit”, if any, of the UK Pension Plan as of the fifteenth anniversary of the Sale Closing, determined assuming that the discount rate on the plan’s liabilities would be equivalent to the then-prevailing gilts rate. The “self-sufficiency deficit” is an estimate based on agreed-upon actuarial assumptions of the amount of a hypothetical one-time contribution that would provide high levels of assurance that the UK Pension Plan could fund all future benefit obligations as they come due with no further contributions. The “self-sufficiency deficit” is subject to significant variation over time based on changes in actuarial assumptions such as interest rates, investment returns and other factors.
After a Sale Closing, the New Pension Support Agreement provides that Time Inc. will guarantee all of Time Inc. UK’s obligations under the UK Pension Plan and the New Pension Support Agreement, including the above-described payment obligations, as well as the obligation to fund the UK Pension Plan’s “buyout deficit” (i.e., the amount that would be needed to purchase annuities to discharge the benefits under the plan) under certain circumstances. Specifically, Time Inc. would be required to deposit the buyout deficit into escrow or provide a surety bond or other suitable credit support if we were to experience a significant drop in our credit ratings or if our debt in excess of $50 million were to not be paid when due or were to come due prior to its stated maturity as a result of a default (a “Major Debt Acceleration”). We would be permitted to recoup the escrowed funds under certain circumstances after a recovery in our credit ratings. However, if the Company or Time Inc. UK were to become insolvent, or if a Major Debt Acceleration were to occur (without being promptly cured and accompanied by a recovery in the Company’s credit ratings), any escrowed funds would be immediately contributed into the UK Pension Plan and we would be obligated to immediately contribute into the UK Pension Plan any shortfall in the buy-out deficit amount. The Trustee has a professional

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

independent chair and has been advised by specialist legal counsel and employer covenant advisers and has confirmed that the New Pension Support Agreement provides appropriate mitigation for the release and termination of the 2014 Pension Support Agreement.
The New Pension Support Agreement will terminate and be of no further force or effect if a Sale Closing does not occur by March 31, 2016, unless otherwise agreed by the parties.
Components of net periodic benefit cost (income) for the three and nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest cost	$7	$9	$20	$23
Expected return on plan assets	(11)	(12)	(34)	(34)
Amortization of net loss	1	—	2	2
Settlement	6	—	6	—
Net periodic benefit cost (income)	$3	$(3)	$(6)	$(9)
12. RESTRUCTURING AND SEVERANCE COSTS
Our Restructuring and severance costs primarily relate to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance expense for the three and nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restructuring and severance costs	$8	$(6)	$22	$164
Selected information relating to Restructuring and severance costs is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2014	$95	$7	$102
Net accruals	12	10	22
Noncash adjustments(a)	—	1	1
Cash paid	(61)	(1)	(62)
Remaining liability as of September 30, 2015	$46	$17	$63
__________________________
(a) Noncash adjustments to other exit costs relate primarily to settlement of lease obligations.
As of September 30, 2015, of the remaining $63 million liability, $55 million was classified as a current liability in the Balance Sheets, with the remaining $8 million classified as a noncurrent liability. Amounts classified as noncurrent liabilities are expected to be paid through 2020 and relate to severance and lease exit costs. During the three and nine months ended September 30, 2015, we reversed $4 million and $8 million, respectively, of restructuring charges due to both modifications to certain employee termination agreements and settlement of certain lease obligations. During both the three and nine months ended September 30, 2014, we reversed $8 million related to a change in estimate of severance costs and an adjustment to exit costs.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the relocation of our New York City headquarters in the fourth quarter of 2015 from the Time and Life Building at 1271 Avenue of the Americas to Brookfield Place at 225 Liberty Street we expect exit costs for the remaining rent obligations at our current location to approximate $125 million.
13. COMMITMENTS AND CONTINGENCIES
Commitments
We have commitments under certain firm contractual arrangements ("firm commitments") to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Our commitments not recorded on the Balance Sheets primarily consist of operating lease arrangements, talent commitments, and purchase obligations for goods and services. Our other commitments primarily consist of debt obligations. Our commitments have not significantly varied from those disclosed within our 2014 Form 10-K. However, our lease commitments are expected to increase following the consummation of the Blue Fin Building sale, where we expect to remain a tenant via a sale-leaseback transaction. In anticipation of the Blue Fin Building sale, we entered into a deed of guarantee with the trustee of the IPC Media Pension Scheme. See Note 11, "Benefit Plans."
Legal Proceedings
In the ordinary course of business, we are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.
On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, "Anderson News") filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York (the “District Court”) against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time Inc. Retail (formerly Time/Warner Retail Sales & Marketing, Inc.) ("TIR"). Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Specifically, plaintiffs allege that defendants conspired to reduce competition in the wholesale market for single-copy magazines by rejecting the magazine distribution surcharge proposed by Anderson News and another magazine wholesaler and refusing to distribute magazines to them. Plaintiffs are seeking (among other things) an unspecified award of treble monetary damages against defendants, jointly and severally. On August 2, 2010, the District Court granted defendants' motions to dismiss the complaint with prejudice and, on October 25, 2010, the District Court denied Anderson News' motion for reconsideration of that dismissal. On November 8, 2010, Anderson News appealed and, on April 3, 2012, the U.S. Court of Appeals for the Second Circuit (the “Circuit Court”) vacated the District Court's dismissal of the complaint and remanded the case to the District Court. On January 7, 2013, the U.S. Supreme Court denied defendants' petition for writ of certiorari to review the judgment of the Circuit Court vacating the District Court's dismissal of the complaint. In February 2014, Time Inc. and several other defendants amended their answers to assert antitrust counterclaims against plaintiffs. On December 19, 2014, the defendants filed a motion for summary judgment on Anderson News' claims and Anderson News filed a motion for summary judgment on the antitrust counterclaim. On August 20, 2015, the District Court granted the defendants’ motion for summary judgment on Anderson News’ claims and granted Anderson News’ motion for summary judgment on the defendants’ antitrust counterclaim. On August 25, 2015, Anderson News filed a notice with the Circuit Court appealing the District Court’s dismissal of Anderson News’ claims, and on September 14, 2015, the defendants filed a notice with the Circuit Court appealing the District Court’s dismissal of the defendants’ antitrust counterclaim.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

to pursue an antitrust counterclaim against Anderson News in the antitrust action brought by Anderson News in the U.S. District Court for the Southern District of New York (described above).
On October 26, 2010, the Canadian Minister of National Revenue denied the claims by TIR for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines, and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency ("CRA"), arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the CRA, asserting the same arguments made in the objection TIR filed on January 21, 2011. By letter dated June 19, 2015, the collections department of the CRA requested payment of C$89.8 million, which includes interest accrued on both assessments, and stated that failure to pay may result in legal action. TIR responded by letter dated July 9, 2015 stating that collection should remain stayed pending resolution of the issues raised by TIR’s objection and that the alleged liability associated with the assessment substantially exceeds the value of TIR’s assets and business in Canada. By letter dated September 21, 2015, the CRA stated that collection would not be stayed and requested that TIR pay the assessments or post a letter of credit as security until the matter is resolved. In subsequent discussions, the CRA indicated that it intends to make a decision on TIR's objections to the CRA's assessments in mid November 2015 and will not take collection actions prior to that time. Including interest accrued on both reassessments, the total reassessment by the CRA for the years 2006 to 2010 was C$90.2 million as of September 30, 2015.
On October 3, 2012, Susan Fox filed a class action complaint (the "Complaint") against Time Inc. in the United States District Court for the Eastern District of Michigan alleging violations of Michigan’s Video Rental Privacy Act (“VRPA”) as well as claims for breach of contract and unjust enrichment. The VRPA limits the ability of entities engaged in the business of selling, renting or lending retail books or other written materials from disclosing to third parties certain information about customers’ purchase, lease or rental of those materials. The Complaint alleges that Time Inc. violated the VRPA by renting to third parties lists of subscribers to various Time Inc. magazines. The Complaint sought injunctive relief and the greater of statutory damages of $5,000 per class member or actual damages. On December 3, 2012, Time Inc. moved to dismiss the Complaint on the grounds that it failed to state claims for relief and because the named plaintiff lacked standing because she suffered no injury from the alleged conduct. On August 6, 2013, the court granted, in part, and denied, in part, Time Inc.’s motion, dismissing the breach of contract claim but allowing the VRPA and unjust enrichment claims to proceed. On November 11, 2013, Rose Coulter-Owens replaced Susan Fox as the named plaintiff. On March 13, 2015, the plaintiff filed a motion seeking to certify a class consisting of all Michigan residents who between March 31, 2009 and November 15, 2013 purchased a subscription to TIME, Fortune or Real Simple magazines through any website other than Time.com, Fortune.com and RealSimple.com. On July 27, 2015, the court granted plaintiff’s motion to certify the class, which we estimate to comprise approximately 40,000 consumers. On August 31, 2015, Time Inc. and the plaintiff moved for summary judgment and on October 1, 2015 both parties filed briefs in opposition to their adversaries’ motions. Oral argument on the motions is scheduled for December 15, 2015.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
14. RELATIONSHIP BETWEEN TIME INC. AND TIME WARNER AFTER THE SPIN-OFF
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. ADDITIONAL FINANCIAL INFORMATION
Additional financial information with respect to Receivables allowance, Inventories, Prepaid expenses and other current assets, Other assets, Accounts payable and accrued liabilities, Other noncurrent liabilities, Other (income) expense, net and cash payments for taxes and interest is as follows (in millions):

	September 30, 2015	December 31, 2014
Receivables allowance:
Allowance for doubtful accounts	$70	$75
Allowance for sales returns	162	180
Total receivables allowance	$232	$255

	September 30, 2015	December 31, 2014
Inventories:
Raw material - paper	$36	$36
Work-in-process	1	—
Finished goods	5	12
Total inventories	$42	$48

	September 30, 2015	December 31, 2014
Prepaid expenses and other current assets:
Prepaid income taxes	$51	$—
Prepaid production costs	36	24
Prepaid commissions	21	13
Postage deposit	16	16
Premium inventory	4	5
Other prepaid expenses	58	59
Total prepaid expenses and other current assets	$186	$117

	September 30, 2015	December 31, 2014
Other assets:
Noncurrent pension assets	$36	$10
Deposits	13	13
Equity method investments	10	20
Display racks	9	6
Deferred financing costs	7	9
Cost method investments	3	3
Deferred income taxes	3	3
Other noncurrent assets	11	9
Total other assets	$92	$73

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2015	December 31, 2014
Accounts payable and accrued liabilities:
Accounts payable	$240	$246
Accrued compensation	99	154
Distribution expenses	32	38
Rebates and allowances	35	25
Restructuring and severance	55	76
Accrued other taxes	20	37
Accrued interest(a)	21	11
Other current liabilities	39	34
Total accounts payable and accrued liabilities	$541	$621

	September 30, 2015	December 31, 2014
Other noncurrent liabilities:
Noncurrent pension and postretirement liabilities	$11	$12
Restructuring and severance	8	26
Noncurrent tax reserves and interest	40	42
Noncurrent deferred compensation	23	29
Liability to Time Warner(b)	25	25
Deferred rent	56	12
Other noncurrent liabilities	34	22
Total other noncurrent liabilities	$197	$168

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Other (income) expense, net:
Investment (gains) losses, net	$(3)	$3	$(4)	$4
Loss on equity method investees	1	1	8	4
Other income(c)	—	(1)	(1)	(9)
Total other (income) expense, net	$(2)	$3	$3	$(1)

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2015	2014
Cash Flows:
Cash payments made for income taxes	$34	$27
Income tax refunds received	—	(1)
Cash tax payments, net	$34	$26

Cash payments made for interest(a)	$44	$8
Interest income received	—	—
Cash interest payments, net	$44	$8
__________________________

(a)
Our Senior Notes, maturing in April 2022, bear interest at the rate of 5.75% per annum payable on April 15 and October 15 of each year. We made a semi-annual interest payment on the Senior Notes of $20 million in both April and October 2015. Our Term Loan, maturing in April 2021, bears interest at a variable rate payable quarterly. We made an interest payment on our Term Loan of $23 million and $8 million during the nine months ended September 30, 2015 and 2014, respectively. Commitment fees paid on our Revolving Credit Facility for the nine months ended September 30, 2015 and 2014 were not significant. See Note 5, "Debt."

(b)
Liabilities to Time Warner relate to tax and stock compensation expense recharges in connection with the Tax Matters Agreement and Employee Matters Agreement. See Note 14, "Relationship Between Time Inc. and Time Warner After the Spin-Off."

(c)
Other income during the three and nine months ended September 30, 2014 consists primarily of reimbursements for Restructuring and severance costs from American Express Company in connection with the acquisition of Affluent Media Group in the fourth quarter of 2013.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
Time Inc., together with its subsidiaries (collectively, the "Company", "we", "us" or "our"), is one of the world's leading media companies, with a monthly global print audience of over 120 million and more than 150 million monthly visitors to its worldwide digital properties, including over 60 websites. Our influential brands include People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly, Travel + Leisure, Cooking Light, Fortune and Food & Wine, as well as more than 50 diverse titles in the United Kingdom such as Decanter, Horse & Hound and Wallpaper*. Time Inc. is home to celebrated franchises and events including the Fortune 500, Time 100, People’s Sexiest Man Alive, Sports Illustrated’s Sportsman of the Year, the Food & Wine Classic in Aspen, the Essence Festival and the biennial Fortune Global Forum. Hundreds of thousands of people attend our live media events each year. We have been extending the power of our brands through various investments and acquisitions, including the formation of Sports Illustrated Play, a new business devoted to youth and amateur sports, and the acquisition of inVNT, a company that specializes in live media. We also provide content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including subscription sales services for magazines and other products, retail distribution and marketing services and customer service and fulfillment services, for ourselves and third-party clients, including other magazine publishers.
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. Our discussion is presented on a consolidated basis. We report as one reportable segment.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2015, as well as an analysis of our cash flows for the nine months ended September 30, 2015 and 2014. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed as of September 30, 2015 and December 31, 2014.
Caution Concerning Forward-Looking Statements. This section provides a description of the use of forward-looking information appearing in this report, including MD&A and the accompanying Financial Statements.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW
Business Description
We generate revenues primarily from the sale of advertising in our magazines and on our websites and from magazine subscriptions and newsstand sales. We operate as one segment and the majority of our revenues are generated in the United States. During the nine months ended September 30, 2015, we generated Revenues of $2.226 billion (a decrease of $160 million from $2.386 billion for the nine months ended September 30, 2014); Operating loss of $833 million (an increase of $798 million from an Operating loss of $35 million for the nine months ended September 30, 2014); Net loss of $898 million (an increase of $840 million from a Net loss of $58 million for the nine months ended September 30, 2014); and Cash provided by operations of $127 million (a decrease of $43 million from $170 million for the nine months ended September 30, 2014).
Advertising, circulation and the price of paper are the key variables whose fluctuations can have a material effect on our operating results and cash flow. We have to anticipate the level of advertising, circulation and paper prices in managing our businesses to maximize operating profit during expanding and contracting economic cycles.
We are experiencing declines in our print advertising and circulation revenues as a result of the continuing shift in consumer preference from print media to digital media, as well as growing consumer engagement with digital media, such as online and social networks, which have introduced significant new competition. At the same time, the use of digital devices and applications as content distribution platforms has lowered the barriers to entry for introducing new products that compete with our businesses. We expect these trends to continue. Furthermore, our advertising and circulation revenues are sensitive to general economic conditions, economic cycles and evolving consumer preferences.
Business Strategy
We are pursuing initiatives to help mitigate the declines in our print advertising and circulation revenues. These include development of new ways to sell branded content outside of traditional channels, such as through websites, tablets and other mobile devices. We are also developing integrated advertising solutions to provide greater data insights and creative ideas to advertisers. In addition, we are improving our operating efficiency through management of our cost structure.
We have developed strategies and initiatives intended to enhance the scale of our digital platforms and associated revenues, extend brands and audiences into new adjacent opportunities, enhance the alignment of our creative functions with our business requirements, and stabilize operating income trends. These initiatives include:

•	Investing in digital media, including mobile, video, contributor networks and extensions of our brands across social media;

•	Expanding corporate sales efforts to increase cross-brand advertising sales;

•	Evaluating alternative approaches to pricing models including testing paywall technology, channel optimization and subscriber targeting;

•	Extending our brands beyond magazines, including through direct sale or licensing agreements related to consumer products and services;

•	Using our extensive database and consumer insights to extend data services to marketers;

•	Expanding live events and conferences; and

•	Streamlining our organizational structure to drive operational efficiencies, including through global sourcing of staff.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments
Acquisitions
During the nine months ended September 30, 2015, we completed eight acquisitions for total cash consideration, net of cash acquired, of $115 million. These acquisitions have not had a significant impact on our consolidated financial results for the three and nine months ended September 30, 2015. However, additional consideration may be required to be paid that primarily relate to earn-outs that are contingent upon the achievement of certain performance objectives in the current and future fiscal years, which are estimated to be $13 million, and other deferred payments of $5 million.
Dispositions
IPC Magazines Group Limited ("Blue Fin Building")
On October 30, 2015, we entered into a definitive sales agreement to sell 100% of the capital stock of IPC Magazines Group Limited, a subsidiary of Time Inc. UK, which owns the Blue Fin Building, our principal executive offices in the U.K. for £415 million ($636 million at exchange rates on the date of execution of the sale agreement). Time Inc. UK is expected to continue to occupy a portion of the premises under a lease agreement with the buyers which extends through December 31, 2025 with a renewal option for an additional five to ten year term. Our lease commitments under this agreement are expected to be approximately £9 million ($14 million at exchange rates on the date of execution of the sale agreement) per annum. Upon consummation of the sale we expect to forgo £9 million ($14 million at exchange rates on the date of execution of the sale agreement) per annum of third-party rental income; however, we will recognize depreciation expense savings of £11 million ($17 million at exchange rates on the date of execution of the sale agreement) per annum.
A portion of the proceeds from the sale of the Blue Fin Building is expected to be repatriated to the United States and used to free up cash balances to fund common stock repurchases (See Note 8, "Stockholders' Equity"), reduce our long-term debt obligations and fund other investments including acquisitions and other capital investments. To mitigate the risk of foreign currency movements and concurrent with the execution of the aforementioned definitive sales agreement, we entered into foreign currency forward contracts for which we have not sought hedge accounting treatment (See Note 4, "Fair Value Measurements – Derivatives Not Designated As Hedges").
In connection with the impending sale of the Blue Fin Building, on October 19, 2015, we entered into a deed of guarantee (the “New Pension Support Agreement”) with IPC Media Pension Trustee Limited (the “Trustee”), the trustee of the IPC Media Pension Scheme, a defined benefit pension plan for certain of our current and former U.K. employees that is closed to new participants (the “UK Pension Plan”).
The New Pension Support Agreement is conditioned on and will be effective only upon the closing of the sale of the building (or of IPC Magazines Group Limited, the subsidiary that owns the building) (a “Sale Closing”). Upon a Sale Closing, the New Pension Support Agreement will replace Time Inc. UK’s and IPC Magazines Group Limited’s existing agreement with the trustee of the IPC Media Pension Scheme (the “2014 Pension Support Agreement”), which was entered into in connection with our June 2014 spinoff from Time Warner Inc. and, among other things, includes certain restrictions on the use of the proceeds of any sale of the Blue Fin Building and requires ongoing funding of the UK Pension Plan at the rate of £11 million per year ($17 million at exchange rates on the date of execution of the agreement). Pursuant to the New Pension Support Agreement, the Company will no longer be subject to any restrictions on such use of proceeds but has agreed to make the following cash contributions to the UK Pension Plan: (1) £50 million ($77 million at exchange rates on the date of execution of the agreement) to be contributed within 30 days of a Sale Closing; (2) £11 million ($17 million at exchange rates on the date of execution of the agreement) to be contributed annually until the sixth anniversary of the Sale Closing; (3) contributions on the sixth, seventh and eighth anniversaries of the Sale Closing calculated so as to eliminate the “self-sufficiency deficit”, if any, of the UK Pension Plan as of the eighth anniversary of the Sale Closing, determined assuming that the discount rate on the UK Pension Plan’s liabilities would be equivalent to 0.5% in excess of the then-prevailing rate on bonds issued by the UK Government (“gilts”); and (4) contributions between the eighth and fifteenth anniversaries of the Sale Closing calculated so as to eliminate the “self-sufficiency deficit”, if any, of the UK Pension Plan as of the fifteenth anniversary of the Sale Closing, determined assuming that the discount rate on the plan’s liabilities would be equivalent to the then-prevailing gilts rate. The “self-sufficiency deficit” is an estimate based on agreed-upon actuarial assumptions of the amount of a hypothetical one-

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

time contribution that would provide high levels of assurance that the UK Pension Plan could fund all future benefit obligations as they come due with no further contributions. The “self-sufficiency deficit” is subject to significant variation over time based on changes in actuarial assumptions such as interest rates, investment returns and other factors.
After a Sale Closing, the New Pension Support Agreement provides that Time Inc. will guarantee all of Time Inc. UK’s obligations under the UK Pension Plan and the New Pension Support Agreement, including the above-described payment obligations, as well as the obligation to fund the UK Pension Plan’s “buyout deficit” (i.e., the amount that would be needed to purchase annuities to discharge the benefits under the plan) under certain circumstances. Specifically, Time Inc. would be required to deposit the buyout deficit into escrow or provide a surety bond or other suitable credit support if we were to experience a significant drop in our credit ratings or if our debt in excess of $50 million were to not be paid when due or were to come due prior to its stated maturity as a result of a default (a “Major Debt Acceleration”). We would be permitted to recoup the escrowed funds under certain circumstances after a recovery in our credit ratings. However, if the Company or Time Inc. UK were to become insolvent, or if a Major Debt Acceleration were to occur (without being promptly cured and accompanied by a recovery in the Company’s credit ratings), any escrowed funds would be immediately contributed into the UK Pension Plan and we would be obligated to immediately contribute into the UK Pension Plan any shortfall in the buy-out deficit amount. The Trustee has a professional independent chair and has been advised by specialist legal counsel and employer covenant advisers and has confirmed that the New Pension Support Agreement provides appropriate mitigation for the release and termination of the 2014 Pension Support Agreement.
The New Pension Support Agreement will terminate and be of no further force or effect if a Sale Closing does not occur by March 31, 2016, unless otherwise agreed by the parties.
Interim Impairment Testing of Goodwill and Long-Lived Assets
Considering the impending sale of the Blue Fin Building and as a result of a decline in our publicly traded share price in the third quarter of 2015 and recent trends in our advertising and circulation revenues, we assessed Goodwill and long-lived assets for impairment as of September 30, 2015.
The first step of the two-step goodwill quantitative impairment analysis involves a comparison of the estimated fair value of our reporting unit to its carrying amount. As required by the first step, we determined that the carrying value of our reporting unit exceeded its fair value requiring us to perform the second step of the analysis. Due to the complexity and effort required to estimate the fair value of the reporting unit in the second step of the analysis, the fair value estimates were based on preliminary analyses and assumptions that are subject to change. The second step of the analysis includes allocating the calculated fair value (determined in the first step) of the reporting unit to its assets and liabilities to determine an implied fair value of goodwill. The result of the second step was that the implied fair value of the Goodwill was substantially lower than the carrying value. Accordingly, and based on our preliminary best estimate, a $952 million noncash impairment charge ($941 million, net of tax) was recorded during the three and nine months ended September 30, 2015. The measurement of impairment will be completed in the fourth quarter of 2015 and further adjustments to the preliminary goodwill impairment charge, if any, may be recognized when we finalize the second step of the goodwill impairment test.
We continue to experience declines in our print advertising and circulation revenues as a result of the continuing shift in consumer preference from print media to digital media and how consumers engage with digital media. If market conditions worsen, if the market price of our publicly traded stock declines, or if our performance fails to meet current expectations, it is possible that the carrying value of our reporting unit, even after the current impairment of Goodwill, will exceed its fair value, which could result in further recognition of a noncash impairment of Goodwill that could be material.
The impairment test for long-lived assets, including finite-lived intangible assets, utilized estimates of undiscounted future cash flows based on the use of the assets for their remaining useful life. The impairment test did not result in the impairment of any long-lived assets. See Note 1, "Description of Business and Basis of Presentation – Interim Impairment Testing of Goodwill and Long-Lived Assets".

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Guidance
See Note 1, "Description of Business and Basis of Presentation," to the accompanying Financial Statements for a discussion of recent accounting guidance.
Transactions and Other Items Affecting Comparability
As more fully described herein and in the related notes to the accompanying Financial Statements, the comparability of our results has been affected by the following in the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restructuring and severance costs	$8	$(6)	$22	$164
Asset impairments	—	—	—	26
Goodwill impairment	952	—	952	26
(Gain) loss on operating assets	—	(2)	—	(2)
Pension settlements/curtailments	6	—	6	—
Other costs	3	2	5	7
Impact on operating income	$969	$(6)	$985	$221
(Gain) loss on non-operating assets	—	—	(2)	—
Income tax impact of above items	(16)	3	(22)	(69)
Impact on Net income (loss) applicable to Time Inc. stockholders from items affecting comparability	$953	$(3)	$961	$152
Restructuring and Severance Costs
For the three and nine months ended September 30, 2015, we incurred $8 million and $22 million, respectively, in Restructuring and severance charges related to headcount reductions and real estate consolidations. For the three and nine months ended September 30, 2014, we had a benefit of $6 million and a charge of $164 million, respectively, in connection with Restructuring and severance costs. For the three months ended September 30, 2014, the benefit represented a change in the estimate for severance and an adjustment to exit costs. For the nine months ended September 30, 2014, the charge related to headcount reductions and real estate consolidations.
Asset Impairments
There were no Asset impairments during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, we incurred nil and $26 million, respectively, of Asset impairments primarily related to a building we classified as held for sale and our exit from certain other leased premises.
Goodwill Impairment
For the three and nine months ended September 30, 2015, we incurred a Goodwill impairment charge of $952 million as described above. For the three and nine months ended September 30, 2014, we recorded an allocated Goodwill impairment charge of nil and $26 million, respectively, in connection with the sale of our Mexico-based operations, Grupo Editorial Expansión ("GEX") which was consummated in August 2014.
(Gain) Loss on Operating Assets
During the three and nine months ended September 30, 2015, we did not incur gains or losses on the sale of operating assets. During the three and nine months ended September 30, 2014, we generated a gain of $2 million from

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the sale of GEX and other real property. Such gains are reflected within Selling, general and administrative expenses on the accompanying Statements of Operations.
Pension Settlements/Curtailments
During the three and nine months ended September 30, 2015 we recognized a noncash pretax loss of $6 million in connection with the settlement of our domestic excess pension plan. There were no gains or losses recognized on pension settlements or curtailments during the three and nine months ended September 30, 2014. Gains and losses on pension settlements and curtailments are included within Selling, general and administrative expenses on the accompanying Statements of Operations.
Other Costs
For the three and nine months ended September 30, 2015, Other costs, included within Selling, general and administrative expenses on the accompanying Statements of Operations, were $3 million and $5 million, respectively, and related to costs in connection with acquisitions and dispositions. For the three and nine months ended September 30, 2014, Other costs, primarily related to the Spin-off, were $2 million and $7 million, respectively.
(Gain) Loss on Non-operating Assets
In April 2015, we acquired the remaining 50% interest in a U.K. joint venture to establish Look magazine as a consolidated division of our Time Inc. UK operations. This transaction resulted in a gain of $2 million included within Other income (expense), net on the accompanying Statements of Operations for the nine months ended September 30, 2015.
Other Items Affecting Comparability
In addition to the items described above, the following items affected comparability of results for the three and nine months ended September 30, 2015 and 2014:

•
Headquarters Relocation: As a result of the planned relocation of our corporate headquarters, we began to accelerate the depreciation on our current tenant improvements at our New York City headquarters at 1271 Avenue of the Americas during the second quarter of 2014. This accelerated depreciation charge impacted the three and nine months ended September 30, 2015 by nil and $5 million, respectively. Additionally, primarily as a result of this planned relocation, during the three and nine months ended September 30, 2015, we incurred incremental noncash rent expense of $7 million and $18 million, respectively.

•
Corporate Transactions: We sold our Mexico-based GEX operations in August 2014 and our CNNMoney.com collaborative arrangement with a subsidiary of Time Warner terminated in June 2014. Acquisitions completed during 2015 have not had a significant impact on our results of operations for the three and nine months ended September 30, 2015.

•
Wholesaler Transition: In May 2014, we informed the then second-largest wholesaler of our publications (the "Discontinued Wholesaler") that effective immediately we would discontinue sales of publications to that wholesaler. In connection with this action, in the second quarter of 2014, we reversed $19 million of revenues and wrote-off $8 million of receivables to bad debt expense from the Discontinued Wholesaler. The wholesaler transition further adversely impacted our Revenues by $3 million in the third quarter of 2014.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying Statements of Operations.
Geographic Concentration of Revenues
For both the three and nine months ended September 30, 2015, 86% of our Revenues were generated in the United States, and for the three and nine months ended September 30, 2015, 11% and 12%, respectively, of our Revenues were generated in the United Kingdom. For the three and nine months ended September 30, 2014, 85% and 84%, respectively, of our Revenues were generated in the United States, and for both the three and nine months ended September 30, 2014, 13% of our Revenues were generated in the United Kingdom.
Seasonality
Our quarterly performance typically reflects moderate seasonal fluctuations. Advertising revenues from our magazines and websites are typically higher in the fourth quarter of the year due to higher consumer spending activity and corresponding higher advertiser demand to reach our audiences during this period.
Results of Operations – Three months ended September 30, 2015 versus the three months ended September 30, 2014
The table below provides a summary of our results of operations for the three months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,
	2015	2014	% Change
Revenues	$773	$821	(6%)
Operating expenses	1,672	715	NM
Operating income (loss)	$(899)	$106	NM
Interest expense, net	19	19	—%
Other (income) expense, net	(2)	3	NM
Income tax provision (benefit)	(3)	36	NM
Net income (loss)	$(913)	$48	NM
_______________________

NM	- Not Meaningful
Revenues
The following table presents our Revenues, by type, for the three months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,
	2015	2014	% Change
Revenues
Advertising
Print and other advertising	$319	$363	(12%)
Digital advertising	79	65	22%
Total advertising revenues	$398	$428	(7%)
Circulation	261	279	(6%)
Other	114	114	—%
Total revenues	$773	$821	(6%)

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents our Revenues, by type, as a percentage of total revenues for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Revenues
Advertising	51%	52%
Circulation	34%	34%
Other	15%	14%
Total revenues	100%	100%
Advertising Revenues
For the three months ended September 30, 2015, Advertising revenues decreased 7% as compared to the three months ended September 30, 2014. The decline in Advertising revenues was driven by lower Print and other advertising revenues. Domestic and international print advertising revenues declined $36 million and $8 million, respectively. The decline in print magazine advertising revenues was attributable to fewer advertising pages sold primarily resulting from the continuing trend of advertisers shifting advertising spending from print to other media and by lower average price per page of advertising sold primarily due to the category mix of advertisers. As compared to the three months ended September 30, 2014, our domestic titles experienced advertising declines in the beauty, fashion/retail and financial categories, partially offset by strong sales in the technology/telecommunications and food categories. We expect the adverse market conditions associated with our Print and other advertising revenues to continue. For the three months ended September 30, 2014, Print and other advertising revenues included $3 million of revenues from our GEX operations.
Partially offsetting the decline in our Print and other advertising revenues for the three months ended September 30, 2015 was a 22% increase in our Digital advertising revenues primarily in video and programmatic sales. The increase in Digital advertising revenues in 2015 as compared to 2014 reflects the shift in advertiser and consumer demand from print to digital media. For the three months ended September 30, 2014, Digital advertising revenues included $2 million of revenues from our GEX operations.
Circulation Revenues
The components of Circulation revenues for the three months ended September 30, 2015 and 2014 are as follows (in millions):

	Three Months Ended September 30,
	2015	2014	% Change
Circulation revenues
Subscription	$168	$174	(3%)
Newsstand	86	98	(12%)
Other circulation	7	7	—%
Total circulation revenues	$261	$279	(6%)
For the three months ended September 30, 2015, Circulation revenues decreased 6% as compared to the three months ended September 30, 2014, primarily due to lower domestic and international Subscription revenues of $4 million and $2 million, respectively, and lower domestic and international Newsstand revenues of $5 million and $7 million, respectively. The stronger U.S. dollar relative to the British pound adversely impacted Circulation revenues for the three months ended September 30, 2015 by $6 million. During the three months ended September 30, 2014, Newsstand revenues were adversely impacted by $2 million from the wholesaler transition. The decline in Circulation revenues was primarily due to the continued shift in consumer preferences from print to digital media. We expect the market conditions associated with our Circulation revenues to continue.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Revenues
Other revenues, which include marketing and support services provided to third parties, events, licensing and branded book publishing, remained flat in the third quarter of 2015 from year-earlier quarter at $114 million. Declines at our book publishing business were offset by the benefit of acquisitions.
Operating Expenses
The components of Operating expenses for the three months ended September 30, 2015 and 2014 are as follows (in millions):

	Three Months Ended September 30,
	2015	2014	% Change
Operating expenses
Costs of revenues
Production costs	$168	$180	(7%)
Editorial costs	100	113	(12%)
Other	42	29	45%
Total costs of revenues(a)	310	322	(4%)
Selling, general and administrative expenses(a)	359	357	1%
Goodwill impairment	952	—	NM
Restructuring and severance costs	8	(6)	NM
Depreciation	22	25	(12%)
Amortization of intangible assets	21	19	11%
(Gain) loss on operating assets	—	(2)	NM
Total operating expenses	$1,672	$715	NM
_______________________

NM	- Not Meaningful

(a)	Costs of revenues and Selling, general and administrative expenses set forth above exclude depreciation.
Costs of Revenues
Costs of revenues consist of costs related to the production of magazines and books, editorial costs, as well as other costs. Production costs include paper, printing and distribution costs. A variety of factors affect paper prices and availability, including demand, capacity, raw material and energy costs and general economic conditions. Our current paper supply arrangements are based on an annual request-for-proposal process establishing a non-binding pricing framework for the year. Price and volume adjustments are negotiated from time to time under this pricing framework, typically on a quarterly basis. In January 2014, we combined the bulk of our U.S. printing under multi-year contracts with a single printer. The Board of Governors of the USPS reviews prices for mailing services annually and periodically adjusts postage rates for each class of mail, including periodicals. Although prices and price increases for various USPS products vary, overall average price increases generally are capped by law at the rate of inflation as measured by the Consumer Price Index. Effective May 31, 2015, rates for all classes of mail were increased by approximately 2% by the Postal Regulatory Commission.
For the three months ended September 30, 2015, Costs of revenues decreased 4% as compared to the three months ended September 30, 2014 primarily due to a decrease in Production costs and Editorial costs. Production costs decreased due to a lower volume of pages produced. Editorial costs decreased primarily as a result of previously announced cost savings initiatives, partially offset by costs associated with growth initiatives and the operations of acquired businesses. Other costs of revenues increased $13 million or 45% as compared to the prior year primarily from digital investments. The stronger U.S. dollar relative to the British pound favorably impacted Costs of revenues

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for the three months ended September 30, 2015 by $4 million. Included within Costs of revenues for the three months ended September 30, 2014 was $2 million of costs associated with our GEX operations.
Selling, General and Administrative Expenses
For the three months ended September 30, 2015, Selling, general and administrative expenses ("SG&A") increased 1% as compared to the three months ended September 30, 2014 as a result of expenses associated with growth initiatives and the operations of acquired businesses, $11 million of incremental real estate related expenses associated with the upcoming relocation of our corporate headquarters and the previously announced sale-leaseback of properties in Birmingham, AL and Menlo Park, CA (a portion of which is associated with temporary space) and $6 million in noncash realized losses in connection with the settlement of our domestic excess pension plan, partially offset by benefits realized from previously announced cost savings initiatives. The stronger U.S. dollar relative to the British pound favorably impacted SG&A for the three months ended September 30, 2015 by $3 million. Included within SG&A for the three months ended September 30, 2014 was $4 million of expense associated with our GEX operations.
In connection with the sale-leaseback of our Time Inc. UK headquarters, we expect rent expense to increase and rental income to decrease in future periods.
Goodwill Impairment
For the three months ended September 30, 2015, we incurred a Goodwill impairment charge of $952 million as described above. There was no Goodwill impairment charge during the three months ended September 30, 2014.
Restructuring and Severance Costs
For the three months ended September 30, 2015 and 2014, we incurred a Restructuring and severance charge of $8 million and a benefit of $6 million, respectively. Restructuring and severance costs in 2015 primarily related to headcount reductions and real estate consolidations. The benefit realized in 2014 primarily related to a change in the estimate for severance and an adjustment to exit costs.
Depreciation
Depreciation expense was $22 million and $25 million for the three months ended September 30, 2015 and 2014, respectively, reflecting a larger number of assets becoming fully depreciated as well as the absence of depreciation expense on our Birmingham, AL facility which was sold in 2014.
Amortization of Intangible Assets
Amortization of intangible assets was $21 million and $19 million for the three months ended September 30, 2015 and 2014, respectively. The increase in amortization expense is the result of newly acquired intangible assets in connection with acquisition activities.
(Gain) Loss on Operating Assets
There were no gains or losses on the sale of operating assets during the three months ended September 30, 2015. Gain on sale of operating assets of $2 million for the three months ended September 30, 2014 represented a gain on the sale of our Mexico-based GEX operations and other real estate properties.
Operating Income (Loss)
Operating loss for the three months ended September 30, 2015 was $899 million, reflecting a Goodwill impairment charge. Operating income for the three months ended September 30, 2014 was $106 million. The wholesaler transition adversely impacted operating results during the three months ended September 30, 2014 by $3 million.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net
Interest expense, net was $19 million for both the three months ended September 30, 2015 and 2014. Interest income for the three months ended September 30, 2015 and 2014 was insignificant.
Other (Income) Expense, Net
Other (income) expense, net, was an income of $2 million and an expense of $3 million for the three months ended September 30, 2015 and 2014, respectively. Other income for the three months ended September 30, 2015 primarily related to investment gains. Other expense for the three months ended September 30, 2014 primarily related to investment losses.
Income Tax Provision (Benefit)
For the three months ended September 30, 2015 and 2014, our Income tax benefit was $3 million and our Income tax provision was $36 million, respectively. Our effective income tax rate was nil and 43% for the three months ended September 30, 2015 and 2014, respectively. The change in the effective income tax rate for the three months ended September 30, 2015 was primarily due to the tax effect of the non-deductible Goodwill impairment, foreign operations and the benefit related to our 2014 Federal tax return to provision adjustment.
Net Income (Loss)
Net loss for the three months ended September 30, 2015 was $913 million, primarily reflecting an Operating loss as a result of a Goodwill impairment charge of $952 million. Net income for the three months ended September 30, 2014 was $48 million.
Results of Operations – Nine months ended September 30, 2015 versus the nine months ended September 30, 2014
The table below provides a summary of our results of operations for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine Months Ended September 30,
	2015	2014	% Change
Revenues	$2,226	$2,386	(7%)
Operating expenses	3,059	2,421	26%
Operating income (loss)	$(833)	$(35)	NM
Interest expense, net	58	31	87%
Other (income) expense, net	3	(1)	NM
Income tax provision (benefit)	4	(7)	NM
Net income (loss)	$(898)	$(58)	NM
_______________________

NM	- Not Meaningful.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues
The following table presents our Revenues, by type, for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine Months Ended September 30,
	2015	2014	% Change
Revenues
Advertising
Print and other advertising	$942	$1,068	(12%)
Digital advertising	229	211	9%
Total advertising revenues	$1,171	$1,279	(8%)
Circulation	765	807	(5%)
Other	290	300	(3%)
Total revenues	$2,226	$2,386	(7%)
The following table presents our Revenues, by type, as a percentage of total revenues for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Revenues
Advertising	53%	54%
Circulation	34%	34%
Other	13%	12%
Total revenues	100%	100%
Advertising Revenues
For the nine months ended September 30, 2015, Advertising revenues decreased 8% as compared to the nine months ended September 30, 2014. The decline in Advertising revenues was driven by lower Print and other advertising revenues. Domestic and international print advertising revenues declined $92 million and $34 million, respectively. The decline in print magazine advertising revenues was attributable to fewer advertising pages sold and a lower average price per page of advertising sold. Fewer advertising pages sold was primarily due to the continuing trend of advertisers shifting advertising spending from print to other media. Lower average price per page of advertising sold was primarily due to the category mix of advertisers. As compared to the nine months ended September 30, 2014, our domestic titles experienced advertising declines in the beauty, fashion/retail and home categories, partially offset by strong sales in the pharmaceutical and technology/telecommunications categories. We expect the adverse market conditions associated with our Print and other advertising revenues to continue. The stronger U.S. dollar relative to the British pound also adversely impacted Print and other advertising revenues for the nine months ended September 30, 2015 by $6 million. For the nine months ended September 30, 2014, Print and other advertising revenues included $16 million of revenues from our GEX operations.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Partially offsetting the decline in our Print and other advertising revenues was a 9% increase in our Digital advertising revenues primarily in video and programmatic sales. The stronger U.S. dollar relative to the British pound adversely impacted Digital advertising revenues for the nine months ended September 30, 2015 by $2 million. Included in Digital advertising revenues for the nine months ended September 30, 2014 were $17 million of revenues from our CNNmoney.com collaborative arrangement and $9 million of revenues from our GEX operations. The increase in Digital advertising revenues in 2015 as compared to 2014 reflects the shift in advertiser and consumer demand from print to digital media.
Circulation Revenues
The components of Circulation revenues for the nine months ended September 30, 2015 and 2014 are as follows (in millions):

	Nine Months Ended September 30,
	2015	2014	% Change
Circulation revenues
Subscription	$499	$525	(5%)
Newsstand	245	267	(8%)
Other circulation	21	15	40%
Total circulation revenues	$765	$807	(5%)
For the nine months ended September 30, 2015, Circulation revenues decreased 5% as compared to the nine months ended September 30, 2014 primarily due to lower domestic and international Subscription revenues of $10 million and $16 million, respectively, and lower international Newsstand revenues of $22 million. The stronger U.S. dollar relative to the British pound adversely impacted Circulation revenues for the nine months ended September 30, 2015 by $17 million. During the nine months ended September 30, 2014, Newsstand revenues were adversely impacted by $14 million from the wholesaler transition. For the nine months ended September 30, 2014, Circulation revenues included $3 million of revenues from our GEX operations. The decline in Circulation revenues was primarily due to the continued shift in consumer preferences from print to digital media. We expect the market conditions associated with our Circulation revenues to continue.
Other Revenues
For the nine months ended September 30, 2015, Other revenues decreased 3% as compared to the nine months ended September 30, 2014. The decrease in Other revenues was primarily attributable to declines at our book publishing business. The stronger U.S. dollar relative to the British pound adversely impacted Other revenues for the nine months ended September 30, 2015 by $2 million. Included in Other revenues for the nine months ended September 30, 2014 was $3 million of revenues from our GEX operations. During the nine months ended September 30, 2014, Other revenues were adversely impacted by $8 million from the wholesaler transition.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
The components of Operating expenses for the nine months ended September 30, 2015 and 2014 are as follows (in millions):

	Nine Months Ended September 30,
	2015	2014	% Change
Operating expenses
Costs of revenues
Production costs	$504	$546	(8%)
Editorial costs	282	332	(15%)
Other	90	78	15%
Total costs of revenues(a)	876	956	(8%)
Selling, general and administrative expenses(a)	1,080	1,116	(3%)
Asset impairments	—	26	NM
Goodwill impairment	952	26	NM
Restructuring and severance costs	22	164	(87%)
Depreciation	69	77	(10%)
Amortization of intangible assets	60	58	3%
(Gain) loss on operating assets	—	(2)	NM
Total operating expenses	$3,059	$2,421	26%
_______________________
NM - Not Meaningful.

(a)	Costs of revenues and Selling, general and administrative expenses set forth above exclude depreciation.
Costs of Revenues
For the nine months ended September 30, 2015, Costs of revenues decreased 8% as compared to the nine months ended September 30, 2014 primarily due to a decrease in Production costs and Editorial costs. Production costs decreased due to a lower volume of pages produced and favorable paper and printing costs. Editorial costs decreased primarily as a result of previously announced cost savings initiatives, partially offset by costs associated with growth initiatives and the operations of acquired businesses. Other costs of revenues increased $12 million or 15% as compared to the prior year primarily from digital investments. The stronger U.S. dollar relative to the British pound favorably impacted Costs of revenues for the nine months ended September 30, 2015 by $12 million. Included within Costs of revenues for the nine months ended September 30, 2014 was $15 million of costs associated with our GEX operations and $8 million of costs associated with the CNNMoney.com collaborative arrangement.
Selling, General and Administrative Expenses
For the nine months ended September 30, 2015, SG&A decreased 3% as compared to the nine months ended September 30, 2014 primarily due to benefits realized from previously announced cost savings initiatives, partially offset by incremental noncash rent expense associated with the upcoming relocation of our corporate headquarters and previously-announced sale-leaseback transactions (a portion of which is associated with temporary space) of $28 million, noncash realized losses of $6 million in connection with the settlement of our domestic excess pension plan, and expenses associated with growth initiatives and the operations of acquired businesses. The stronger U.S. dollar relative to the British pound favorably impacted SG&A for the nine months ended September 30, 2015 by $10 million. Included within SG&A for the nine months ended September 30, 2015 was $21 million of expense associated with our GEX operations and $6 million of expense associated with our CNNMoney.com collaborative arrangement. SG&A was adversely impacted by $8 million during the nine months ended September 30, 2014 from the wholesaler transition.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In connection with the sale-leaseback of our Time Inc. UK headquarters, we expect rent expense to increase and rental income to decrease in future periods.
Asset Impairments
There were no Asset impairments during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we incurred $26 million of Asset impairments primarily related to a building we classified as held for sale and our exit from certain other leased premises.
Goodwill Impairment
For the nine months ended September 30, 2015, we incurred a Goodwill impairment charge of $952 million as described above. During the nine months ended September 30, 2014, we recorded a Goodwill impairment charge of $26 million in connection with the sale of GEX.
Restructuring and Severance Costs
For the nine months ended September 30, 2015 and 2014, we incurred Restructuring and severance costs of $22 million and $164 million, respectively, related to headcount reductions and real estate consolidations. We anticipate further lease exit costs when we cease use of the space at our current headquarters at 1271 Avenue of the Americas during the fourth quarter of 2015.
Depreciation
Depreciation expense was $69 million and $77 million for the nine months ended September 30, 2015 and 2014, respectively, reflecting a larger number of assets becoming fully depreciated as well as the absence of depreciation expense on our Birmingham, AL facility which was sold in 2014.
Amortization of Intangible Assets
Amortization of intangible assets was $60 million and $58 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in amortization expense is the result of newly acquired intangible assets in connection with acquisition activities.
(Gain) Loss on Operating Assets
There were no gains or losses on the sale of operating assets during the nine months ended September 30, 2015. Gain on sale of operating assets of $2 million for the nine months ended September 30, 2014 represented a gain on the sale of our Mexico-based GEX operations and other real estate properties.
Operating Income (Loss)
Operating loss was $833 million and $35 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in Operating loss was due to a higher Goodwill impairment charge. The wholesaler transition adversely impacted operating results during the nine months ended September 30, 2014 by $30 million.
Interest Expense, Net
Interest expense, net was $58 million and $31 million for the nine months ended September 30, 2015 and 2014, respectively. Interest income for the nine months ended September 30, 2015 and 2014 was insignificant.
The increase in Interest expense was the result of the issuance of the Senior Notes and Term Loan during the second quarter of 2014.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other (Income) Expense, Net
Other (income) expense, net was an expense of $3 million and income of $1 million for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, Other expense primarily consisted of losses from equity method investees. For the nine months ended September 30, 2014, Other income primarily related to non-operating income from the acquisition of Affluent Media Group from American Express Company in the fourth quarter of 2013, partially offset by investment losses and losses on equity method investees.
Income Tax Provision (Benefit)
For the nine months ended September 30, 2015, our Income tax provision was $4 million. For the nine months ended September 30, 2014, our Income tax benefit was $7 million. Our effective income tax rate was nil and 11% for the nine months ended September 30, 2015 and 2014, respectively. The change in the effective income tax rate for the nine months ended September 30, 2015 was primarily due to the tax effect of the non-deductible Goodwill impairment, the sale of GEX reflected in the prior year and adjustments to our reserves for uncertain tax positions partially offset by the benefit related to our 2014 Federal tax return to provision adjustment.
Net Income (Loss)
Net loss was $898 million and $58 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in Net loss was driven by a higher Operating loss.
LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated positive net cash flow from operating activities. Sources of cash primarily include cash flow from operations, amounts available under our Revolving Credit Facility and access to capital markets. Our access to additional borrowings under the Revolving Credit Facility is subject to the satisfaction of customary borrowing conditions, including the absence of any event or circumstance having a material adverse effect on our business. In addition, the obligation of the financial institutions under our Revolving Credit Facility are several and not joint, and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to other sources of capital such as the public bond markets. However, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including (i) our financial condition, prospects and credit rating, (ii) the liquidity of the overall capital markets and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on favorable terms or at all. As of September 30, 2015, total Cash and cash equivalents were $265 million, including $47 million held by foreign subsidiaries. As of September 30, 2015, we also held Short-term investments consisting of term deposits of $60 million with original maturities of greater than three months and remaining maturities of less than one year.
The principal uses of cash that affect our liquidity position include the following: operational expenditures including employee costs, paper purchases and capital expenditures; income tax payments; investments; acquisitions; dividends; and debt service costs, including interest and principal payments on our Senior Notes and Senior Credit Facilities. We may also use cash for discretionary share repurchases of up to $300 million and for discretionary debt repayments and/or repurchases of up to $200 million, in each case pursuant to authorization granted by our Board of Directors effective upon the consummation of the sale of the Blue Fin Building.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have evaluated and expect to continue to evaluate possible acquisitions and dispositions of certain businesses and assets, as well as the possible negotiation of a prepayment of the exit costs for the remaining rent obligations and ancillary costs for the remaining life of the existing lease at our current New York City headquarters. Such transactions may be material and may involve cash, the issuance of other securities or the assumption of indebtedness. In accordance with the provisions of our debt agreements, we may under certain circumstances be required to use the net cash proceeds of asset sales out of the ordinary course of business (including proceeds from sale-leaseback transactions) to prepay our debt unless we invest (or commit to invest) such proceeds in our business within 15 months of receipt. Management has decided to invest the net cash proceeds from our sale-leaseback transactions in 2014 in our business. Additionally, we could incur tax obligations in connection with the repatriation to the United States of proceeds from the sale of our U.K. headquarters, the Blue Fin Building. We expect to finance repurchases under our 2015 share repurchase authorization and fund debt repayments and/or repurchases out of working capital and/or cash balances made available as a result of the sale of the Blue Fin Building.
On November 5, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on November 30, 2015, payable on December 15, 2015. On August 4, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on August 31, 2015. A total of $21 million was paid on September 15, 2015 in respect of the dividend declared on August 4, 2015. On May 7, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on May 29, 2015. A total of $21 million was paid on June 15, 2015 in respect of the dividend declared on May 7, 2015. On February 12, 2015, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on February 27, 2015. A total of $21 million was paid on March 13, 2015 in respect of the dividend declared on February 12, 2015. We currently intend to continue to declare regular quarterly dividends on our outstanding common stock in respect of each completed fiscal quarter. The declaration and amount of any actual dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions.
We believe that a combination of cash-on-hand, cash generated from operating activities and availability under our Revolving Credit Facility will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our funding and investment requirements over the next twelve months and over the long-term.
Our level of debt could have important consequences on our business, including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. In addition, economic or market disruptions could lead to a decrease in demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position. As of September 30, 2015, the only utilization under the Revolving Credit Facility was letters of credit in the face amount of $2 million. Subject to the satisfaction of customary conditions, undrawn revolver commitments are available to be drawn for our general corporate purposes. We were in compliance with all of our debt covenants as of the filing of this quarterly report.
Sources and Uses of Cash
Cash and cash equivalents decreased by $254 million for the nine months ended September 30, 2015 as compared to the year ended December 31, 2014; and increased $279 million for the nine months ended September 30, 2014 as compared to the year ended December 31, 2013. The components of these changes are discussed below.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Activities
Details of Cash provided by operations are as follows (in millions):

	Nine Months Ended September 30,
	2015	2014
Net income (loss)	$(898)	$(58)
Adjustments to reconcile net income (loss) to cash provided by operations
Depreciation and amortization	129	135
Amortization of deferred financing costs and discounts on indebtedness	3	1
(Gain) loss on pension settlement	6	—
Asset impairments	—	26
Goodwill impairment	952	26
(Gain) loss on operating assets	—	(2)
(Gain) loss on non-operating assets	(2)	—
(Gain) loss on equity method of investee companies, net of cash distributions	8	4
Equity-based compensation expense	28	25
Deferred income taxes	32	(17)
All other net, including working capital changes	(131)	30
Cash provided by operations(a)	$127	$170
___________________________
(a) Includes foreign net income taxes paid of $2 million for both the nine months ended September 30, 2015 and 2014. Includes domestic net income taxes paid of $32 million and $24 million for the nine months ended September 30, 2015 and 2014, respectively.
The change in Cash provided by operations for the nine months ended September 30, 2015 primarily reflected an increase in cash used for working capital, primarily related to timing of employee severance payments, interest payments on our debt obligations, and payments to participants in connection with the settlement of our domestic excess pension plan.
Investing Activities
Details of Cash used in investing activities are as follows (in millions):

	Nine Months Ended September 30,
	2015	2014
Acquisitions, net of cash acquired	$(115)	$(18)
Divestitures of (investments in) equity affiliates	1	(11)
Proceeds from dispositions	4	41
(Purchases) sales of short-term investments, net	(60)	—
Capital expenditures	(132)	(30)
Cash used in investing activities	$(302)	$(18)
Cash used in investing activities for the nine months ended September 30, 2015 increased due higher capital expenditures primarily associated with the relocation of our corporate headquarters and other properties, acquisition activities primarily associated with digital investments and adjacent revenue streams and reallocation of cash to short-term investments.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities
Details of Cash (used in) provided by financing activities are as follows (in millions):

	Nine Months Ended September 30,
	2015	2014
Proceeds from the issuance of debt	$—	$1,377
Financing costs	—	(13)
Principal payments on Term Loan	(5)	(2)
Withholding taxes paid on equity-based compensation	(12)	—
Excess tax benefits from equity-based compensation	1	—
Dividends paid	(63)	—
Transfer to Time Warner in connection with Spin-Off	—	(1,400)
Net transfers from Time Warner	—	166
Cash (used in) provided by financing activities	$(79)	$128
Cash (used in) provided by financing activities for the nine months ended September 30, 2015 reflected cash outflows primarily due to dividends paid on our common stock and withholding taxes paid on equity-based compensation as well as principal payments on our Term Loan.
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
Contractual and Other Obligations
Contractual Obligations
In addition to the financing arrangements discussed above, we have obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to certain firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying Balance Sheets. Our contractual obligations as of September 30, 2015 are not significantly different from those disclosed within our 2014 Form 10-K. However, we expect our lease commitments to increase following the consummation of the sale of the Blue Fin Building, where we expect to remain a tenant via a sale-leaseback transaction. In anticipation of the Blue Fin Building sale, we entered into a deed of guarantee with the trustee of the IPC Media Pension Scheme. See Note 11, "Benefit Plans" to the accompanying Financial Statements.
Contingencies
We are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law. See to Note 13, "Commitment and Contingencies – Legal Proceedings," to the accompanying Financial Statements.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Uncertainties
Our operations are subject to tax in various domestic and international jurisdictions and are regularly audited by federal, state and foreign tax authorities. We believe we have appropriately accrued for the expected outcome of all pending tax matters and do not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on our financial condition, future results of operations or liquidity. In connection with the Spin-Off, we entered into the Tax Matters Agreement with Time Warner that requires us to indemnify Time Warner for certain tax liabilities for periods prior to the Spin-Off. See Note 14, "Relationship Between Time Inc. and Time Warner After the Spin-Off," to the accompanying Financial Statements.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and words and terms of similar substance in connection with discussion of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding the adequacy of our liquidity to meet our needs for the foreseeable future, our expectation that the market conditions that have adversely affected our subscription and advertising revenues will continue, our expectation for additional lease exit costs when we cease use of our current headquarters at 1271 Avenue of the Americas during the fourth quarter of 2015, and our expectations relating to the closing of the sale of the Blue Fin Building and the related authorization to repurchase stock and repurchase and/or repay debt.
Our forward-looking statements are based on our current expectations regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Important factors that could cause our actual results to differ materially from those in our forward-looking statements including government regulations, economic, strategic, political and social conditions and the following factors:

•	changes in and the execution of our plans, initiatives and strategies, and consumer acceptance thereof;

•	recent and future changes in technology, including alternative methods for the delivery of our content and the increasing adoption of ad-blocking tools;

•	changes in consumer behavior, including changes in spending behavior and changes in when, where and how content is consumed;

•	competitive pressures;

•	our ability to deal effectively with economic slowdowns or other economic or market difficulties;

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

•	recent reviews by major advertisers of their advertising agencies which may result in a period of reduced visibility for advertising agencies and sellers of advertising;

•	our ability to exploit and protect our intellectual property rights in and to our content and other products;

•	lower than expected valuations associated with our cash flows and revenues, which could further impair our ability to realize the value of recorded intangible assets and Goodwill;

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
increased volatility or decreased liquidity in the capital markets, including any limitation on our ability to access the capital markets, refinance our outstanding indebtedness or obtain bank financing on acceptable terms;

•	impacts on our pension obligations due to changes in equity markets, our credit rating, interest rates, actuarial assumptions and regulatory actions;

•	the effect of any significant acquisitions, investments, dispositions and other similar transactions by us;

•	the adequacy of our risk management framework;

•	changes in GAAP or other applicable accounting policies;

•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses;

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
To manage foreign currency exchange rate risk, we may enter into foreign currency contracts from time to time with financial institutions to limit our exposure to fluctuations in foreign currency exchange rates. We do not enter into foreign currency contracts for speculative or trading purposes.
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
Interest Rate Risk
Based on the level of interest rates prevailing at September 30, 2015, the fair value of our fixed rate Senior Notes of $656 million was less than their carrying value of $691 million by $35 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for comparable securities and consideration of our risk profile. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2015 would increase the estimated fair value of our fixed rate debt by approximately $32 million to approximately $688 million.
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
Our receivables did not represent significant concentrations of credit risk as of September 30, 2015 or December 31, 2014 due to the wide variety of customers, markets and geographic areas to which our products and services are sold.
We monitor our positions and the credit quality of the financial institutions which are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2015 and December 31, 2014, we did not anticipate nonperformance by any of the counterparties.
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
(b) Internal Control Over Financial Reporting
During the quarter ended September 30, 2015, our operating subsidiary in the U.K. began a systems implementation whereby our U.K. financial systems are being migrated to our U.S.-based financial enterprise resource planning system, which includes the general ledger and other financial modules. The general ledger and accounts payable modules were migrated during the quarter ended September 30, 2015, and we plan to implement additional modules in 2016. Except for this system implementation, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 13, "Commitments and Contingencies", in the accompanying Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in our 2014 Form 10-K as filed with the SEC on February 26, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated By-laws of Time Inc., effective as of May 21, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 21, 2015).

4.1	Third Supplemental Indenture, dated July 6, 2015, between FanSided Inc. and Wells Fargo Bank, National Association, as trustee.*

4.2
Fourth Supplemental Indenture, dated August 27, 2015, among SI Play LLC, Time Inc. Play, TI Experiential Inc., Invnt, LLC, League Sports Services LLC, LeagueAthletics.com LLC, LSS Football LLC and Wells Fargo Bank, National Association, as trustee.*

4.3
Sale and Purchase Agreement dated as of October 30, 2015 among the Company, Time Inc. (UK) Blue Fin Holdings Limited and Blue Fin UK Limited (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2015).

10.1
Deed of Guarantee dated as of October 19, 2015 among the Company, Time Inc. (UK) Limited and IPC Media Pension Trustee Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2015).

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
Date: November 5, 2015