Form 10-K
period 2015-12-31
Time Inc.
filed 2016-02-19
CIK 1591517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 001-36218

TIME INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3486363
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

225 Liberty Street, New York, N.Y.	10281
(Address of Principal Executive Offices)	(Zip Code)

(212) 522-1212
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes  ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes  ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock, par value $0.01 per share, held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $2.5 billion based upon the closing price of $23.01 per share on The New York Stock Exchange on that date.
As of February 10, 2016, 104,852,752 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
.

Cautionary Statement Regarding Forward-Looking Statements
This annual report on Form 10-K contains certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). They are based on management’s current expectations and assumptions regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Such forward-looking statements include, but are not limited to, statements regarding future actions, business plans and prospects, prospective products, trends, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, the outcome of contingencies, such as legal proceedings, plans relating to dividends, stock repurchases and debt repayments, government regulations, the adequacy of our liquidity to meet our needs for the foreseeable future, our expectations regarding market conditions, and our anticipated contributions to international defined benefits plans.
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

Industry and Market Data
This annual report on Form 10-K includes publishing industry data, rankings, circulation information, Internet user data and other industry and market information that we obtained from public filings, internal company sources and various third-party sources. These third-party sources include, but are not limited to, Publishers Information Bureau as provided by Kantar Media (“PIB”), the Alliance for Audited Media (“AAM”), the Audit Bureau of Circulations (“ABC”), comScore Media Metrix ("comScore") and GfK Mediamark Research and Intelligence (“MRI”). While we are not aware of any misstatements regarding any industry data presented in this annual report on Form 10-K and believe such data are accurate, we have not independently verified any data obtained from third-party sources and cannot assure you of the accuracy or completeness of such data. Such data may involve uncertainties and are subject to change based on various factors.
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
Part I
ITEM 1. BUSINESS
Overview
Time Inc., together with its subsidiaries (collectively, the "Company", "we", "us" or "our"), is one of the world's leading media companies, with a monthly global print audience of over 120 million and more than 150 million monthly visitors to its worldwide digital properties, including over 60 websites. Our influential brands include People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly, Travel + Leisure, Cooking Light, Fortune and Food & Wine, as well as more than 50 diverse titles in the United Kingdom such as Decanter, Horse & Hound and Wallpaper*. Time Inc. is home to celebrated franchises and events including the Fortune 500, Time 100, People’s Sexiest Man Alive, Sports Illustrated’s Sportsperson of the Year, the Food & Wine Classic in Aspen, the Essence Festival and the biennial Fortune Global Forum. Hundreds of thousands of people attend our live media events each year. We have been extending the power of our brands through various investments and acquisitions, including the formation of Sports Illustrated Play, a new business devoted to youth and amateur sports, and the acquisition of inVNT, a company that specializes in live media. We also provide content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including subscription sales services for magazines and other products, retail distribution and marketing services and customer service and fulfillment services, for ourselves and third-party clients, including other magazine publishers.

Since our founding in 1922, we have developed a worldwide reputation for quality, integrity and innovation in journalism. Today, we reach large, diverse audiences through our printed magazines, websites, on computers and mobile devices and through social media. We have a marketing database that includes approximately 160 million U.S. adults, which represents a majority of the adult U.S. population. We publish paid digital versions of a large majority of our magazines for the major tablet platforms. In total, we publish over 80 magazine titles worldwide. The following table lists our major magazine titles as of December 31, 2015, as well as related websites and related magazine titles for each:

Magazine title	Rate base(a)	Frequency(b)	Category	Related magazine titles	Related websites
People	3,425,000	53	Celebrity Weekly	People en Español (U.S.) People StyleWatch (U.S.)	People.com PeopleenEspanol.com
Time	3,000,000	44	Weekly Newsmagazine	Time for Kids (U.S.) Time (Europe) Time (Asia) Time (South Pacific)	Time.com Life.com TimeforKids.com
Sports Illustrated	3,000,000	49	Sports: General	Sports Illustrated Kids (U.S.)	SI.com FanNation.com SIKids.com
Southern Living	2,800,000	12	Regional	Coastal Living	SouthernLiving.com
Real Simple	1,975,000	12	Women's Lifestyle		RealSimple.com
Cooking Light	1,775,000	11	Epicurean		MyRecipes.com CookingLight.com
Entertainment Weekly	1,725,000	42	Entertainment		EW.com
InStyle	1,700,000	13	Women's Fashion		InStyle.com
Money	1,550,000	11	Personal Finance		Money.com
Golf	1,400,000	12	Sports: Golf		Golf.com
Health	1,350,000	10	Women's Health & Fitness		Health.com
Sunset	1,250,000	12	Regional		Sunset.com
Essence	1,050,000	12	African American		Essence.com
What’s On TV (U.K.)	1,013,702	51	Entertainment		WhatsOnTV.co.uk
This Old House	950,000	10	Shelter		ThisOldHouse.com
Travel + Leisure	950,000	12	Travel		TravelandLeisure.com
Food & Wine	925,000	12	Epicurean		FoodandWine.com
Fortune	830,000	16	Business: Corporate	Fortune (Europe) Fortune (Asia) Executive Travel	Fortune.com
__________________________

(a)	Circulation level guaranteed to advertisers for regular issue U.S. magazines in second-half 2015 or ABC reported first-half 2015 circulation for U.K. magazines, as applicable.

(b)	Number of physical issues, including regularly published special issues, delivered to subscribers in 2015.

People magazine is currently our largest print magazine title, generating almost 18% of our revenues in 2015. We publish special annual issues for certain of our magazine titles, including the Sports Illustrated Swimsuit issue, the Fortune 500 list of the largest U.S. corporations, the People World's Sexiest Man Alive issue and the Time Person of the Year issue. Popular events associated with our magazine brands include the Fortune conferences and the Essence Festival. Video extensions of our brands include TV specials for People and other brands and numerous digital video productions.
For a discussion of certain business dispositions and acquisitions we completed in 2015, see Note 3, "Acquisitions and Dispositions," to our consolidated and combined financial statements included in this annual report on Form 10-K.
The Separation
On March 6, 2013, Time Warner Inc. ("Time Warner") announced plans for the complete legal and structural separation of its magazine publishing and related business from Time Warner (the "Spin-Off"). On June 6, 2014 (the "Distribution Date"), the Spin-Off was completed by way of a pro rata dividend of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014 based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held (the "Distribution"). Following the Spin-Off, Time Warner stockholders became the owners of 100% of the outstanding shares of common stock of Time Inc. and Time Inc. began operating as an independent, publicly-traded company with its common stock trading on The New York Stock Exchange ("NYSE") under the symbol "TIME". In connection with the Spin-Off, we and Time Warner entered into the Separation and Distribution Agreement dated June 4, 2014 (the "Separation and Distribution Agreement") and certain other related agreements which govern our relationship with Time Warner following the Spin-Off. (See Note 17, "Relationship Between Time Inc. and Time Warner," to our consolidated and combined financial statements included in this annual report on Form 10-K.)
Our Strategy
Enhancing our core business
We are committed to enhancing our core business. Our goals are to protect the margins and cash flows of our business, to reallocate resources to more effectively serve our audiences and advertisers, to leverage our extensive data and consumer insights and to continually deepen our consumer connections. Our management team is focused on the following initiatives:

•
Consumer connection. We believe there are opportunities to serve our audiences across platforms, and with alternative approaches to content creation, including print, desktop, mobile, video, advertiser-sponsored content and social media. As of December 2015, our global print audience was over 120 million. Our U.S. multi-platform unique visitors increased by 22% year-over-year to 119 million as of December 2015. Our unique visitors exclusively from mobile devices increased 46% year-over-year to 75 million. Additionally, Time Inc.’s total worldwide social media audience as of December 2015 was 189 million, including 83 million Facebook likes and 53 million Twitter followers. During 2015, we grew our user-initiated video streams to more than 1.5 billion across Time Inc.'s video distribution network.

•
Advertising sales effectiveness. Our long-standing relationships with advertisers are a key competitive advantage. We continue to configure our team to more effectively align ourselves with the current media environment, and leverage the collective strength of our brand portfolio. This includes optimizing both brand sales as well as moving toward selling Time Inc. as a single premium media network. For example, we are introducing a category sales structure for our Pharmaceutical, Autos and Technology/Telecom marketers and agencies. We are also optimizing our advertising sales organization around solutions selling, and more deeply understanding the needs of our customers. This includes making programmatic and data solutions more readily available to our advertising and agency partners.

•
Consumer pricing and targeting. We believe there are opportunities to more effectively optimize subscription offers, newsstand pricing and other consumer targeting and pay strategies across our organization. For example, we are pursuing data initiatives to personalize the audience experience by more effectively targeting consumers at all stages of the marketing life cycle. We are planning to leverage enhanced data analytics to increase our ability to cross-promote across our brand portfolio. We continue to test paid content strategies for our digital properties, enabling us to turn anonymous visitors into known users and known users into paying customers.

•
Cost transformation. In 2015, we incurred charges of $191 million associated with company-wide restructuring plans intended to streamline our organizational structure, to drive operational efficiencies and to create the appropriate infrastructure to support our long-range plan. Also, we completed the move of our corporate headquarters and other real estate consolidations, which are expected to drive meaningful ongoing cost savings. We anticipate additional headcount and efficiency measures in the future including global sourcing of personnel, streamlining the editorial process, centralized procurement, and further elimination of duplication across brands.

•
Technology platform. We see opportunities to further improve our technology infrastructure, and eliminate outdated and redundant systems. We continue to shift our engineering teams’ focus toward digital media, especially mobile and video. We are investing to ensure that we are aligned with the evolving needs of consumers and advertisers, that we are providing product development agility to our creative teams and that our technology supports innovation and accountability.

Extending our brands, content and audiences into new revenue streams
We believe there are significant opportunities to extend our products and services to enhance the value of our consumer offerings and provide powerful programs to our advertisers; and we are investing in selected growth initiatives. In particular, we see potential in the following categories:

•
Better targeting and customization with data. We see opportunities to improve our targeting of individuals, and customizing both content experiences and marketing messages. In 2015, we hired our first Chief Data Officer, and we are migrating to a state-of-the-art marketing automation and analytics platform for email, mobile, social and online marketing to more effectively leverage our data for targeting consumers. We are enhancing our predictive models, including churn propensity and product recommendation systems, to improve our retention efforts and produce more tailored consumer offers. In addition, in February 2016, we entered into a series of agreements to acquire the assets of Viant Technology Inc., a data-driven leader in people-based marketing. The transaction combines Time Inc.'s premium content, subscriber and visitor data and advertising inventory with Viant's first party data and targeting capabilities.

•
Branded content & native solutions. Time Inc. is further developing branded content and native capabilities across the portfolio. In 2015, we formed The Foundry, which provides custom solutions to our advertising partners, and collaborates with our editorial function to integrate branded content and native solutions across our brand portfolio. We have launched digital- and social-first content verticals that provide targeted advertising solutions. We plan to further extend our creative story-telling skills to our marketing and agency partners.

•
Time Inc. Video. We continue to invest in video programming and distribution, achieving significant gains in viewership, reach and engagement. Time Inc.'s video distribution network includes approximately 20 partners spanning more than 4,000 U.S. sites and platforms. Our new studio space at our New York headquarters and the Birmingham food studio has more than tripled our production capacity in 2016. People and Entertainment Weekly currently have over 50 video series in various stages of development; and, we are exploring the possibilities for an ad-supported over-the-top network for People and Entertainment Weekly. Our original video production increased to approximately 23,000 segments in 2015 from 8,000 in 2014.

•
Live events and conferences. We believe there are opportunities to continue to expand our live events and tent-pole franchises. For example, with the addition of inVNT, Time Inc. expects to host or manage approximately 600 events in 2016, including the Essence Festival, Fortune’s Most Powerful Women Conferences and the Food & Wine Classic. In addition to launching new events, these franchises are expanding internationally; we announced that in addition to the annual Essence Festival in New Orleans we are hosting the Essence Festival in Durban, South Africa in 2016 and 2017.

•
Adjacent revenue opportunities. We remain committed to reimagining our brands; we intend to invest in and build out adjacencies, i.e., new revenue streams that leverage Time Inc.’s existing strengths, capabilities and brands. In 2015, we launched Sports Illustrated Play, or SI Play, a new platform devoted to youth and amateur sports. It provides digital registration and tools to serve an audience of more than 30 million youth athletes, as well as their parents, coaches and leagues. It is estimated that 50% of youth sports player registrations are processed via analog channels, such as physical registration forms and checks passed along from parent to coach. An important element of our strategy is to create robust sets of digital tools and mobile device applications that convert analog activity to digital.

Actively managing our portfolio of titles, brands and assets
We intend to continue to evaluate our portfolio for opportunities to make internal investments, pursue strategic partnerships, close or divest titles, brands or operations where necessary, launch new titles, brands or operations and evaluate acquisition opportunities when they arise. As the largest magazine publisher in the United States and the United Kingdom, we believe there are opportunities to continue to utilize our scale to drive efficiencies from the integration of print and related media acquisitions.
Disciplined capital allocation
Our business has relatively low capital expenditure requirements, and consequently generates substantial cash flows. We are committed to a disciplined approach to evaluating acquisitions and internal investments, capital structure optimization and return of capital.
How We Generate Revenues
The sale of advertising generates approximately half of our total revenues. Circulation (or the sale of magazines to consumers) generates approximately one-third of our total revenues. The balance of our total revenues is generated by our other operations related to magazine publishing and live events. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated and Combined Results of Operations." A significant majority of our revenues are generated in the United States. See Note 19, "Segment Information," to our consolidated and combined financial statements included in this annual report on Form 10-K for certain financial information by geographic area.
Advertising Sales
We derive approximately half our revenues from the sale of advertising, primarily from our print magazines and with a lesser amount from our websites and marketing services. In 2015, our U.S. magazines accounted for 25.1% of the total U.S. advertising revenues generated across the industry by consumer magazines, excluding newspaper supplements. Our U.S. magazines accounted for 24.6% and 23.7% of such total industry revenues in 2014 and 2013, respectively.  In 2015, People, Sports Illustrated and InStyle were ranked 1, 3 and 8, respectively, among all U.S. magazines in U.S. advertising revenues, and we had seven of the top 25 magazines based on the same measure. We have generated significant digital advertising growth and we continue to invest in technology that will allow us to more effectively manage the delivery of content to our audiences. Advertising in our print and tablet editions and on our websites is predominantly consumer advertising, including beauty, food, fashion and retail, pharmaceutical, financial, media, travel, auto, technology/telecom and home. We have a diverse pool of advertisers, and no single advertising category accounted for more than 16% of our aggregate domestic advertising revenues in 2015. None of our advertising clients accounted for more than 5% of our aggregate domestic advertising revenues in 2015.
We conduct our advertising sales through a combination of corporate and brand sales and marketing teams that sell advertising across media platforms, as well as programmatically through ad exchanges and our private programmatic marketplace. Our direct sales teams handle our relationships with our largest corporate accounts and agencies, as well as relationships with smaller agencies and direct sales to clients. We continue to configure our teams to more effectively align ourselves with the current media environment, and leverage the collective strength of our brand portfolio. This includes introducing a category sales structure for our Pharmaceutical, Autos and Technology/Telecom marketers and agencies in early 2016. We also offer our advertisers a broad range of analytics and research services, including consumer insights, audience measurement and accountability reporting.
The rates at which we sell print advertising depend on each magazine's rate base, which is the circulation of the magazine that we guarantee to our advertisers, as well as our audience size. If we are not able to meet our committed rate base, the price paid by advertisers is generally subject to downward adjustments, including in the form of future credits or discounts. Our published rates for each of our magazines are subject to negotiation with each of our advertisers. We sell digital advertising at a flat rate/sponsorship basis or on a cost per impression, or CPM, basis.  Flat rate/sponsorship deals are sold on an exclusive basis to advertisers giving them access to our major events and tent-poles.  CPM deals are sold on an impression basis with a guarantee that we will deliver the negotiated volume commitment.  If we are not able to meet the impression goal, we will extend the campaign or provide alternative placements.
Circulation
Circulation generates approximately one-third of our total revenues. Circulation is an important component in determining our advertising revenues because advertising rates depend on circulation and audience. Most of our U.S. magazines are sold primarily by subscription and delivered to subscribers through the mail. For the six months ended December 31, 2015, we had an average of approximately 30 million active subscriptions worldwide. Most of our international magazines are sold primarily at newsstands and other retail locations. Subscriptions are sold primarily through direct mail, subscription sales agents, marketing agreements with other companies, our owned websites, online advertising and email solicitations, and insert cards in our magazines and other publications. Additionally, digital-only subscriptions and single-copy digital issues of our magazines are sold or distributed through various app stores and other digital storefronts across multiple platforms, including through a commercial arrangement with Next Issue Media ("NIM"), an all-you-can-eat digital subscription service in which we have a minority interest. NIM launched a new app, Texture, in 2015 that provides enhanced features including enabling subscribers to search for and explore content on an article level. We also sell bundled subscriptions that combine print delivery with cross-platform digital access. In 2015, subscription sales generated approximately two-thirds of our total circulation revenues, while sales at newsstands and other retail outlets accounted for the remainder.
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
Our retail distribution operations, Time Inc. Retail (“TIR”) and Marketforce (UK) Ltd. ("Marketforce"), provide services relating to wholesale and retail distribution, billing and marketing. Under arrangements with TIR and Marketforce, third-party wholesalers purchase our magazines and the magazines of our publisher clients, and those wholesalers sell and deliver copies of those magazines to individual retailers. TIR and Marketforce are paid by the wholesalers for magazines they purchase, less credit for returns of unsold magazines. TIR generally advances funds to our publisher clients based on anticipated sales. Marketforce generally remits funds to its publisher clients when it has been paid. Under the contractual arrangements with our publisher clients, in the United States our publisher clients generally bear the risk of loss for non-payment of any amounts due from wholesalers with respect to their magazines, while in the United Kingdom we generally bear this risk. TIR and Marketforce also administer payments from our publisher clients to retailers for promotional allowances, including for the placement of magazines at retail locations.
Newsstand sales are highly sensitive to cover selection, retail placement and other factors. Our retail distribution operations coordinate with our consumer marketing, fulfillment and content creation groups to implement retail marketing plans and analyze expected demand for individual issues of our magazine titles.
We rely on wholesalers for retail distribution of our magazines. A small number of wholesalers are responsible for a substantial percentage of the wholesale magazine distribution business. In the United States, declines in magazine sales at newsstands and other retail outlets have increased the financial instability of magazine wholesalers. Several of our smaller wholesalers ceased operations in early 2014. In May 2014, we informed the then second-largest wholesaler of our publications (the “Discontinued Wholesaler”) that effective immediately we would discontinue sales of publications to that wholesaler. This action was taken after the Discontinued Wholesaler's failure to pay amounts due to us and after discussions with the Discontinued Wholesaler. The Discontinued Wholesaler filed for protection under Chapter 11 of the U.S. Bankruptcy Code in June 2014. Additionally, we amended the terms of our existing agreements with the largest wholesaler of our publications (the “Selected Wholesaler”) to expand the retail locations serviced by the Selected Wholesaler to include the vast majority of those that had been serviced by the Discontinued Wholesaler prior to the discontinuation. The change in distribution arrangements did not have a material impact on the distribution of our magazines. Our amended agreement with the Selected Wholesaler extends through May 2019. See Item 1A, “Risk Factors—Risks Relating to Our Business—We could face increased costs and business disruption from instability in our wholesaler distribution channels.”
We believe the action we took has improved the strength and stability of our retail distribution network. However, we will continue to closely monitor industry-wide trends and the implications they may have on our relationships with our wholesalers.
Related Operations
We have a number of other operations related to publishing. Our subsidiary, Synapse Group, Inc. (“Synapse”), is an affinity marketing company that partners with brick and mortar retailers, websites, airline frequent flier programs and customer service and direct response call centers. They are a robust marketer of magazine subscriptions in the United States. Building on their continuity marketing expertise, Synapse has diversified its business to also market other products and services. For example, Synapse manages several branded continuity membership programs and is developing continuity programs for product partners.
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
As of December 31, 2015, we licensed 50 editions of our magazines, including the use of our trademarks and certain copyrighted content, for print or digital publication to publishers in over 30 countries. We also license to third parties the rights to our various brands and properties, including editions of our magazines and the use of our trademarks, individual articles, photos and other copyrighted content.
Through The Foundry, we provide content marketing and advertising services to clients across a broad range of industries. These services include using our content creation expertise to develop content marketing programs across multiple platforms, including native advertising that enable clients to engage new consumers and build long-term relationships with existing customers. Additionally, through MNI Targeted Media Inc., we provide clients with a single point of contact for a range of targeted print and digital advertising programs. We offer these clients digital and print products. Our digital products include programmatic offerings and custom display advertising on local and national websites. Our print product includes customized geographic and demographic-targeted advertising programs in over 40 top U.S. magazines, including our own magazines and those of other leading magazine publishers. In addition, we offer “cover wraps” and other add-ons to magazines, allowing advertisers to distribute direct marketing messages to specific locations such as medical offices.
We also host hundreds of live events each year, including the Essence Festival, Fortune’s Most Powerful Women Conferences and the Food & Wine Classic. In 2015, we acquired a number of live event businesses, which included UK Cycling Events Limited, inVNT, LLC and International Craft and Hobby Fair Ltd. We believe that live events are a natural extension of our brands and can help build growth opportunities for our marketing partners.
In 2015, we launched SI Play, an online league management solution that provides digital tools to participants in youth sports for player registration, scheduling, communication and scorekeeping.
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
Printing is a significant component in the production of our print magazines. The bulk of our U.S. printing is consolidated under multi-year contracts with a single printer. The bulk of our U.K. printing is also consolidated with a single printer.
Subscription copies of our U.S. magazines are delivered through the United States Postal Service ("USPS") as periodicals mail. We coordinate with our printers and local USPS distribution centers to achieve efficiencies in our production and distribution processes and to minimize mail processing costs and delays. However, we are subject to postal rate increases that affect delivery costs associated with our magazines, as well as our promotional and billing mailings. Effective May 31, 2015, rates for all classes of mail were increased by approximately 2% by the Postal Regulation Commission. Increases in postal rates are factored into our pricing strategies and operating plans. However, there can be unexpected increases in postal rates or other delivery charges. See Item 1A, “Risk Factors—Risks Relating to Our Business—Our results of operations could be adversely affected as a result of additional increases in postal rates, and our business and results of operations could be negatively affected by postal service changes.” In addition, the financial condition of the USPS continues to decline with large net annual losses despite revenue gains and a moderating decline in the volume of mail delivered.   In 2015, the USPS introduced new service standards that slowed the delivery of periodical mail and resulted in a portion of our weekly magazines being delivered a day later. We do not believe that this change significantly impacted our business.
Competition
We compete with other magazine publishers for market share and for the time and attention of consumers of magazine media content. We also compete with digital publishers and other forms of media, including websites, tablet editions, social media and mobile apps. In addition, we compete to some extent with national newspapers.
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
Our magazine publishing and website operations compete with numerous other magazine and website publishers and other media for circulation and audience and for advertising directed at the general public and at more focused demographic groups. The use of digital devices as distribution platforms for content has lowered the barriers to entry for launching digital products that compete with our business. See Item 1A, “Risk Factors—Risks Relating to Our Business—We face significant competition from other magazine publishers and new forms of media, including digital media, which we expect will continue, and as a result we may not be able to maintain or improve our operating results.” Nonetheless, we believe that our quality brands, reputation, scale and integrated publishing operations provide us with significant competitive advantages.
Intellectual Property
We are a leading creator, owner and distributor of intellectual property. Our intellectual property assets include:

•	trademarks in product and service names and logos, including our key brands and trade names, such as “People,” “Sports Illustrated,” “InStyle,” “Time,” “Fortune” and “Travel + Leisure”;

•	copyrights in magazines, software, books and mobile apps, as well as in text and photos created or commissioned by us as “works made for hire”;

•	domain names;

•	licenses of intellectual property rights, including rights to many of the photos appearing in our magazines and third-party content appearing in our products; and

•	patents for inventions related to our products, business methods and/or services (although none of our patents are material to the financial condition or operation of our business).
We derive value and revenues from these intellectual property assets through a range of business activities, including the sale or distribution of print magazines, tablet editions and books, the distribution of mobile apps and the operation of websites. We also derive revenues related to our intellectual property through advertising in our print magazines, tablet editions, events and conferences, websites and mobile apps and from various types of licensing activities, including licensing and syndication of our trademarks and copyrights in the United States and internationally.
Our intellectual property assets are, collectively, among our most valuable assets and are important to our continued success and our competitive position. To protect our intellectual property assets, we rely on a combination of copyright, trademark, unfair competition, patent and trade secret laws and contractual provisions. The duration of the protection afforded to our intellectual property depends on the type of property in question and the laws and regulations of the relevant jurisdiction. In the case of licenses, our intellectual property rights also depend on contractual provisions. With respect to our trademarks and trade names, trademark laws and rights are generally territorial in scope and limited to those countries or regions where a mark has been registered, protected or used. While trademark registrations may generally be maintained in effect for as long as the mark is in use in the respective jurisdictions, there may be occasions where a mark, name or title is not registrable or protectable and may be barred from use in a particular country or region for either substantive or technical reasons. Even if registration for a mark has been obtained, a trademark registration may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. With respect to our copyrights, the usual copyright term for authored works in the United States is the life of the author plus 70 years, and for “works made for hire,” the copyright term is the shorter of 95 years from the first publication or 120 years from creation. With respect to our patents, patent laws and rights are generally territorial in scope and limited to those countries or regions where a patent has been obtained. In the United States, in general, for patents based on applications filed before June 8, 1995, patents are valid until the later of 17 years from the date of issue or 20 years from the date of the earliest filed application in its chain of parentage. For patents based on applications filed on or after June 8, 1995, patents are valid until 20 years from the date of the earliest filed application in its chain of parentage. In some instances, where appropriate, we may choose not to seek patent protection for a developed technology and instead undertake measures to protect such technology as a trade secret.  There also may be occasions where a technology is not patentable or protectable under the laws of a particular jurisdiction, or barred from use in a particular country or region for either substantive or technical reasons. Even where a patent has been obtained, it may be subject to invalidation based on statutory interpretation or third-party challenges, or on other grounds. With respect to our domain names, the term for each domain name is dictated by the rules and terms agreed upon with the registrar for each particular domain name.
We actively protect, police and enforce our proprietary rights in our intellectual property in the U.S. and abroad based on our legal and business judgment under the circumstances. Our license agreements and other third-party user agreements contain provisions regarding the proper use and protection of our content and trademarks. With respect to trademarks, we seek registration for our marks, as appropriate, in countries or regions where our use of the mark may be planned or anticipated or where registration is otherwise warranted. We police our trademark rights through certain third-party vendors and in-house trademark watching mechanisms, and, where appropriate, we challenge third-party uses of trademarks, or applications to register trademarks, of which we become aware. Where necessary, we take appropriate legal action against such uses based on our legal and business judgment. We also engage in online enforcement of our brands and challenge domain name registrations and uses that we deem to undermine or conflict with our trademark rights. The Internet Corporation for Assigned Names and Numbers (ICANN) has expanded the supply of domain names on the Internet and designated more than 400 new generic Top Level Domains (i.e., the characters that appear to the right of the period in domain names, such as .com, .net and .org) ("gTLDs"), with more than 1,000 new gTLDs in total expected to be introduced over the next few years, which could significantly change the structure of the Internet and make it significantly more expensive for us to protect our intellectual property on the Internet. Policing unauthorized use of our products, content and related intellectual property is often difficult, and the steps taken may not in every case prevent infringement by unauthorized third parties of our intellectual property rights.
Outside the United States, laws and regulations relating to intellectual property protection and the effective enforcement of these laws and regulations vary greatly from jurisdiction to jurisdiction. Judicial, legislative and administrative developments are taking place in certain jurisdictions that may have the impact of limiting the ability of rights holders to exploit and enforce certain of their exclusive intellectual property rights outside the United States.
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

Moreover, new laws and regulations have been adopted or are being considered in the United States and internationally that could affect how we collect, use and protect data. New or expanded laws and regulations regarding information security, online and behavioral advertising, geolocation tracking, cloud computing and data collection, sharing and use could increase our compliance costs. Additionally, increased enforcement actions could also increase our costs, and enforcement has been increasing. Since 2002, the Federal Trade Commission (the "FTC") has brought over 50 cases citing companies for failure to either design or implement an appropriately comprehensive privacy or data security program. Since 2014, the Federal Communications Commission (the “FCC”) has also become increasingly involved in privacy and data security enforcement actions. These trends with the FTC and FCC appear to be continuing, as indicated by the Consumer Protection Memorandum of Understanding (“MOU”) entered into by the FTC and FCC on November 16, 2015. Under the MOU, the FTC and FCC will work together in bringing data privacy and security enforcement actions against certain companies and will share data privacy and security compliance information between each other.
Many state legislatures have also adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. For example, laws in 47 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Further, states are constantly amending existing laws, requiring attention to regulatory requirements. Recently, states have been broadening those notification laws and increasing the requirements of companies who suffer a data breach. For example, in April 2015, Washington passed a new law that strengthened its data breach notification requirements. The new law includes content requirements for notification letters provided to Washington consumers who are affected by a data breach. The new law also requires companies suffering a data breach to notify the Washington attorney general if the breach affects more than 500 state residents. In June 2015, Connecticut also revised its data security laws. The new law requires companies who suffer a data breach involving Social Security numbers to offer at least one year of free identity theft prevention services to affected Connecticut consumers. The new Connecticut law also requires consumer notification within 90 days for all data breaches.
States are also active in other areas of data privacy. For example, on January 1, 2016, the Delaware Online Privacy and Protection Act took effect. This new law includes prohibitions against certain advertising to children (defined as those under the age of 18), including prohibitions against advertising related to firearms, tobacco and alcohol. The law also mandates privacy policies for websites and apps that collect personal information from Delaware residents.
Foreign governments are also focusing on similar data privacy and security concerns. In 2015, two major developments occurred in the European Union. First, in October 2015, the European Court of Justice invalidated the U.S.-E.U. Safe Harbor framework, which thousands of U.S. companies had been relying upon in order to legally transfer personal data from the E.U. to the U.S. Despite the impact to such a significant number of U.S. companies, there are other ways for companies to comply with the E.U. restrictions and requirements for transferring personal data. For example, companies could enter into model contracts, which contain pre-approved standardized contractual clauses related to data privacy and security. On February 2, 2016, the European Commission and the U.S. Department of Commerce announced an agreement on a new framework for transatlantic data flows to replace the invalidated U.S.-E.U. Safe Harbor framework. The E.U.-U.S. Privacy Shield has not yet been released, but reportedly will require U.S. companies to commit to robust obligations on how personal data is protected.
On December 15, 2015, the European Commission announced that it has reached agreement upon the text of the General Data Protection Regulation (the “GDPR”). The GDPR will replace the Data Protection Directive (95/46/EC), which was adopted in 1995. The GDPR still has to be approved by the E.U. Parliament, and, if approved (as expected), it will go into effect in 2018. The GDPR will introduce numerous privacy-related changes for companies operating in the E.U., including greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines, with potential fines for violations of certain provisions of GDPR reaching as high as 4% of a company’s annual total revenue. The GDPR also has certain benefits for companies operating in the E.U., including the fact that companies only have to comply with the GDPR rather than the different laws of each member nation of the E.U.
As the laws and regulations in the E.U. evolve, changes in the E.U. could adversely affect our operations in the E.U. and our websites and mobile applications that are accessed by E.U. residents.

Marketing Regulation
Our U.S. magazine subscription, direct marketing and advertising sales activities are subject to regulation by the FTC and each of the states under general consumer protection statutes prohibiting unfair or deceptive acts or practices. Certain marketing activities are also subject to specific state and federal statutes and rules, such as the Telephone Consumer Protection Act, COPPA, the Gramm-Leach-Bliley Act (relating to financial privacy), the Electronic Fund Transfer Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN SPAM), the FTC Mail or Telephone Order Merchandise Rule and the Restore Online Shoppers’ Confidence Act. The FTC has also published a number of proposed rules, which, if enacted, could have an adverse impact on our marketing and subscription activities. For example, in 2009, the FTC proposed a rule that would regulate consumer offers that include a trial period (for free or at a reduced cost) for a specified period after which consumers would continue to receive products at a specified price until the offer is canceled. The rulemaking proceeding is still pending. The FTC also publishes guidelines from time to time that generally explain how to make disclosures in connection with various direct marketing and advertising activities to avoid unfair or deceptive acts or practices. For example, in December 2015, the FTC issued an Enforcement Policy Statement and accompanying Guide for Businesses addressing the use of native advertising by publishers and advertisers. In these documents the FTC lays out the general principles it will consider in determining whether any particular native advertising is deceptive and violates the FTC Act.  We believe our native advertising practices are generally consistent with the FTC’s Enforcement Policy Statement, but it is uncertain as to how the FTC will interpret its guidelines and how aggressive it will be in enforcing its position. We also regularly receive and resolve routine inquiries from state Attorneys General. Further, we are subject to agreements with state Attorneys General addressing some of our marketing activities, such as magazine subscription renewals. Since we entered into those agreements, many states have adopted regulations addressing the marketing activities that are the subject of our agreements with the state Attorneys General. For example, in 2010, California enacted a law requiring specific disclosures in automatic renewal offers similar to those required under our agreements with state Attorneys General. Other federal and state statutes and rules also regulate conduct in areas such as telemarketing.
In connection with our magazine subscription and marketing activities outside the United States, we are subject to local laws and regulations relating to consumer protection and electronic marketing, especially across Europe and the Asia Pacific region and in Canada. In the United Kingdom, these laws and regulations include the Data Protection Act of 1998, the Privacy and Electronic Communications (EC Directive) Regulations 2003 (SI 2003/2426) (Privacy Regulations) as amended by the Privacy and Electronic Communications (EC Directive) (Amendment) Regulations 2011 (SI 2011/1208), the Consumer Contracts Regulations 2013 and the Consumer Rights Act 2015. In addition, there are various international codes, directives, laws and regulations relating to the nature of content and advertising, including content restriction laws and consumer protection laws (such as laws relating to political advertisements, laws relating to electronic commerce and the marketing of pharmaceutical and tobacco products and alcoholic beverages).
Postal Regulation
Our U.S. magazine subscription, direct marketing and book publishing businesses are affected by laws and regulations relating to the USPS. The USPS is subject to statutorily-mandated prefunding of retiree health benefit payments, but its financial condition has continued to decline, resulting in defaults in 2012 and 2013 on the prefunding of future payments to retirees and likely future defaults on such prefunding payments that will be due under current law. As a result, members of Congress are considering the need for reform legislation. If postal reform legislation is enacted, it could result in, among other things, increases in postal rates, local post office closures and the elimination of Saturday mail delivery. The elimination of current protections against significant and unpredictable rate increases or other changes to the USPS as a result of the enactment of postal reform legislation could have an adverse effect on our businesses. For more information, see Item 1A, "Risk Factors-Risks Relating to Our Business-Our results of operations could be adversely affected as a result of additional increases in postal rates, and our business and results of operations could be negatively affected by postal service changes."
Employees
As of December 31, 2015, we had approximately 7,200 employees, of whom approximately 4,800 were located in the United States, approximately 1,600 were located in the United Kingdom, approximately 600 were located in India and approximately 200 were located in various other locations throughout Europe and Asia.

Our 2010-2013 collective bargaining agreement with the Newspaper Guild ("Guild"), covering approximately 200 print editorial employees and approximately 80 temporary workers (as of December 31, 2015) at Time, Fortune, People, Sports Illustrated and Money, expired on August 27, 2014 after several extensions. On September 19, 2014, we advised the Guild that the parties were at an impasse, which has continued, despite subsequent meetings, to the date of this annual report on Form 10-K. On November 20, 2014, we exercised our rights under applicable labor laws and implemented certain terms of our last, best and final offer. The Guild filed unfair labor practice charges with the National Labor Relations Board regarding the conduct of the negotiations.  Among other things, the Guild is challenging our declaration of an impasse and our right to implement terms and conditions.  Additionally, the Guild filed a unit clarification petition seeking to absorb into the unit certain employees who work for the digital publications of the covered brands of our portfolio. On August 31, 2015, the Regional Director of the National Labor Relations Board issued a complaint regarding the pending unfair labor practice charges. The matter is presently being heard by an Administrative Law Judge. There is no set timeline for resolving these charges and we cannot predict their outcome.
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
Mr. Joseph A. Ripp

Mr. Ripp, age 64, has served as our Chief Executive Officer since September 2013, Director since November 2013 and Chairman since April 2014. Prior to that, Mr. Ripp served as Chief Executive Officer of OneSource Information Services, Inc., a leading provider of online business information and sales intelligence solutions, beginning shortly after the 2012 acquisition of OneSource by Cannondale Investments, Inc., a joint venture formed in 2010 between Mr. Ripp and GTCR, a leading private equity firm. Mr. Ripp served as Chief Executive Officer of Cannondale from 2010 to 2012. From 2008 to 2010, Mr. Ripp served as Chairman of Journal Register Company (now known as 21st Century Media). Prior to that, Mr. Ripp served as President and Chief Operating Officer of Dendrite International Inc., a leading provider of sales, marketing, clinical and compliance solutions for the global pharmaceutical industry. Mr. Ripp began his media career at Time Inc. in 1985 and held several executive level positions at Time Inc. and Time Warner, including Senior Vice President, Chief Financial Officer and Treasurer of Time Inc. from 1993 to 1999, Executive Vice President and Chief Financial Officer of Time Warner from 1999 to January 2001, Executive Vice President and Chief Financial Officer of America Online from January 2001 to 2002 and Vice Chairman of America Online from 2002 to 2004.

Mr. Jeffrey J. Bairstow
Mr. Bairstow, age 57, has served as our Executive Vice President and Chief Financial Officer since September 2013; prior to that, Mr. Bairstow served as President of Digital First Media, a management company specializing in the publication of local newspapers and other multi-platform products whose properties include MediaNews Group, Journal Register Company (now known as 21st Century Media) and Digital First Ventures. Before the formation of Digital First Media and his appointment as President in 2011, Mr. Bairstow served as Chief Financial Officer of Journal Register Company from March 2010. From June 2007 to September 2008, Mr. Bairstow served as Executive Vice President and Chief Financial Officer of CCBR-Synarc, Inc., a clinical trials and imaging entity, where he also served as President of its Global Imaging Division. Prior to that, Mr. Bairstow served as Executive Vice President and Chief Financial Officer of Dendrite International Inc. from 2005 to 2007, as Chief Operating Officer of RelayHealth Corporation from 2004 to 2005 and as Chief Financial Officer of Vitria Technology from 2003 to 2004. Earlier, Mr. Bairstow held several executive positions with Health Net Inc. from 1997 to 2002, including President of the Government and Specialty Services Division from 1999 to 2002.
Mr. Richard Battista
Mr. Battista, age 51, has served as Executive Vice President and President, Entertainment & Sports Group and Video since January 2016; prior to that, he served as President, People and Entertainment Weekly from April 2015 to December 2015. Before joining us, Mr. Battista served as Chief Executive Officer of Mandalay Sports Media, a sports-focused content and media company from January 2013 to March 2015.  He served as President and Chief Executive Officer of LodgeNet Interactive Corp. from September 2012 through January 2013. From January 2011 to September 2012, Mr. Battista invested in digitally-focused media properties through Pontiac Digital Media, an investment vehicle that he formed.  From 2008 to 2010, Mr. Battista served as President of Fox’s National Cable Networks. From 2004 to 2008, Mr. Battista served as Chief Executive Officer of Gemstar-TV Guide, a publicly-traded company that provided television program guidance and operated media properties.  Earlier, Mr. Battista held leadership positions at Fox media organization over the course of 12 years.
Mr. Colin Bodell
Mr. Bodell, age 54, has served as our Executive Vice President and Chief Technology Officer since January 2014; prior to that, Mr. Bodell served as Vice President of Amazon’s digital store platform from March 2013, with responsibility for the Kindle book, periodical and magazine store as well as technology that supports Amazon’s digital content across multiple platforms. Mr. Bodell joined Amazon in 2006 and from that time until 2013 ran its website application platform group, which provides the platforms, services and tools necessary to support Amazon’s websites around the world. Prior to joining Amazon, Mr. Bodell held senior executive and technology positions at VA Software, Webgain, Intellicorp and Micro Focus. Mr. Bodell is a member of the Board of Trustees of the Anita Borg Institute for Women and Technology.
Mr. Mark Ford
Mr. Ford, age 59, has served as our Executive Vice President, Global Advertising since February 2014; prior to that, Mr. Ford served as Executive Vice President and Group President of our Sports Group from January 2011, having previously served as President of the Time Inc. News & Sports Group (which included Time, Fortune, CNNMoney, Money, Sports Illustrated, Golf and SI Kids) and as President of Sports Illustrated. Mr. Ford joined Time Inc. in 1985 as a divisional sales manager for Time and has since served in a number of executive roles, including President of Time4 Media (a network of 17 enthusiast magazines later sold to Bonnier) and as a key member of the Entertainment Weekly launch team.

Mr. Gregory Giangrande
Mr. Giangrande, age 53, has served as our Executive Vice President and Chief Human Resources Officer since April 2012; prior to that, Mr. Giangrande served as Executive Vice President and Chief Human Resources Officer for Dow Jones & Company/The Wall Street Journal beginning in February 2008. From 1999 to 2008, Mr. Giangrande served as Senior Vice President and Chief Human Resources Officer at HarperCollins publishing group. Earlier, Mr. Giangrande held leadership positions in human resources at Hearst Corporation, Condé Nast and Random House LLC.
Mr. Lawrence A. Jacobs
Mr. Jacobs, age 60, has served as our Executive Vice President, General Counsel and Corporate Secretary since November 2013; prior to that, Mr. Jacobs served as Executive Vice President, Legal & General Counsel of Empire State Development Corporation, New York State’s chief economic development agency, from April 2013. Mr. Jacobs previously served as Senior Executive Vice President and Group General Counsel at News Corporation from 2005 to 2011. Mr. Jacobs joined News Corporation in 1996. Earlier, Mr. Jacobs was a partner at the law firm Squadron Ellenoff Plesent & Sheinfeld.
Mr. Erik Moreno

    Mr. Moreno, age 41, has served as our Executive Vice President, Business Development since September 2015; prior to that, Mr. Moreno served as Senior Vice President of Corporate Development for Fox Networks Group, a unit of 21st Century Fox, from 2008 to 2015. During his tenure at Fox, he also served as co-General Manager of Mobile Content Venture from 2011 to 2015 and led 21st Century Fox’s efforts relating to the FCC’s spectrum auction and other digital initiatives. Previously, he served as Director of Corporate Development for eBay Inc. from 2006 to 2008 and was Vice President of Corporate Development and Strategy for Level 3 Communications Ltd., a global wholesale telecommunications company, from 2000 to 2006. Mr. Moreno began his career at Gleacher & Co., a boutique investment bank specializing in mergers and acquisitions.
Mr. Norman Pearlstine
Mr. Pearlstine, age 73, has served as our Executive Vice President and Chief Content Officer since November 2013; prior to that, Mr. Pearlstine served as Chief Content Officer of Bloomberg L.P. from June 2008. He also served as Chairman, Bloomberg Businessweek following the acquisition of BusinessWeek magazine in December 2009 and co-Chairman, Bloomberg Government. From 2006 to 2008, Mr. Pearlstine served as a senior advisor to The Carlyle Group’s telecommunications and media group. Prior to that, Mr. Pearlstine spent nearly four decades working as a reporter and editor. He was Time Inc.’s Editor-In-Chief from 1995 to 2005, and before that he spent 23 years working at The Wall Street Journal, including eight years as Managing Editor and one year as Executive Editor.
Ms. Evelyn Webster
Ms. Webster, age 46, has served as our Executive Vice President since January 2011, with the additional title of Group President, Lifestyle Group prior to the streamlining of our organizational structure in February 2014; prior to that, Ms. Webster served as Chief Executive Officer of Time Inc. UK (formerly IPC Media) from January 2009 to December 2010. Ms. Webster joined Time Inc. UK in 1992 where she served in a number of roles across marketing, digital strategy and new product development. Ms. Webster served as Managing Director of IPC Connect, a division of Time Inc. UK, from 2004 to 2008, and as Managing Director of IPC Inspire from 2003 to 2004.
Ms. Jennifer Wong
Ms. Wong, age 40, has served as our Executive Vice President, President of Digital since January 2016; prior to that, Ms. Wong served as Chief Business Officer of PopSugar, Inc. from 2011 to 2015, where she led business operations, business development, and growth strategy across all content and commerce platforms. From 2010 to 2011, Ms. Wong served as Senior Vice President/General Manager for Lifestyle in the Huffington Post Media Group at AOL

Inc. Prior to that, she served as the global head of business operations at AOL. Ms. Wong’s earlier experience includes a role as Associate Partner, Media and Entertainment Practice for McKinsey & Company
ITEM 1A. RISK FACTORS
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
We also compete with digital publishers and other forms of media, including websites, tablet editions and mobile apps. The competition we face has intensified as a result of the growing popularity of mobile devices such as smartphones and tablets and the shift in consumer preference from print media to digital media for the delivery and consumption of content. These new platforms have reduced the cost of producing and distributing content on a wide scale, allowing new free or low-priced digital content providers to compete with us and other print magazine publishers. The ability of our paid print and digital content to compete successfully with free and low-priced digital content depends on several factors, including our ability to differentiate and distinguish our content from free or low-priced digital content, as well as our ability to increase the value of paid subscriptions to our customers by offering a different, deeper and richer digital experience. If we are unable to distinguish our content from that of our competitors or adapt to new distribution methods, our business, financial condition and results of operations may be adversely affected.
We derive approximately half of our revenues from advertising. The continuing shift in consumer preference from print media to digital media, as well as growing consumer engagement with new forms of digital media such as online and social networks, has introduced significant new competition for advertising. The proliferation of new platforms available to advertisers, combined with continuing strong competition from print platforms, has impacted both the amount of advertising we are able to sell as well as the rates advertisers are willing to pay. Our ability to compete successfully for advertising also depends on our ability to drive scale, engage digital audiences and prove the value of our advertising and the effectiveness of our print and digital platforms, including the value of advertising adjacent to high quality content, and on our ability to use our brands to continue to offer advertisers unique, multi-platform advertising programs and franchises. If we are unable to demonstrate to advertisers the continuing value of our print and digital platforms or offer advertisers unique advertising programs tied to our brands, our business, financial condition and results of operations may be adversely affected.
We are exposed to risks associated with the current challenging conditions in the magazine publishing industry.
We have experienced declines in our print advertising revenues and circulation revenues due to challenging conditions in the magazine publishing industry. For the years ended December 31, 2015, 2014 and 2013, our advertising revenues declined 7%, 2% and 1%, respectively, as compared to the preceding year despite our having maintained or gained market share in advertising revenues in each of 2015, 2014 and 2013 and our circulation revenues declined 5%, 3% and 7%, respectively, as compared to the preceding year. The challenging conditions and our declining revenues may limit our ability to invest in our brands and pursue new business strategies, including acquisitions, and make it more difficult to attract and retain talented employees and management. Moreover, while we have reduced our costs significantly in recent years to address these challenges, we will need to reduce costs further and such reductions are subject to risks. See “—We may experience financial and strategic difficulties and delays or unexpected costs in completing our various restructuring plans and cost-saving initiatives, including not achieving the anticipated savings and benefits of these plans and initiatives.”
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
This adaptation poses certain risks. First, advertising models and pricing for tablet editions and other digital platforms may not be as economically attractive to us as in print magazines, and our ability to continue to package print and digital audiences for advertisers could change in the future. Second, it is unclear whether it will be economically feasible for us to grow paid digital circulation to scale. Third, the increasing use of digital-only magazines is shifting how consumers interact with magazines and how readership is measured, which could indirectly adversely affect our advertising revenues. Further, our practice of offering certain content on our websites for free may reduce demand for our paid content. In addition, the increasing adoption of ad-blocking tools could negatively impact the revenues that we generate on our digital platforms.
The transition from print to digital platforms may also reduce the benefit of important economies of scale we have established in our print production and distribution operations. The scale of our print operations has allowed us to support significant vertical integration in our production, consumer marketing and retail distribution operations, among others, as well as to secure attractive terms with our third-party suppliers, all of which have provided us with significant economic and competitive advantages. As the size of our print operations declines, the advantages of the economies of scale in our print operations may also decline.
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
We derive substantial revenues from the sale of advertising, and a decrease in overall advertising expenditures could lead to a reduction in the amount of advertising that companies are willing to purchase from us and the price at which they purchase it. Expenditures by advertisers tend to be cyclical and have become less predictable in recent years, reflecting domestic and global economic conditions. In addition, reviews by major advertisers of their advertising agencies which began in 2015 are continuing into 2016 and could result in a period of reduced visibility for advertising agencies and sellers of advertising. If the economic prospects of advertisers or current economic conditions worsen, such conditions could alter current or prospective advertisers’ spending priorities. In particular, advertisers in certain industries that are more susceptible to weakness in domestic and global economic conditions, such as beauty, fashion and retail and food, account for a significant portion of our advertising revenues, and weakness in these industries could have a disproportionate negative impact on our advertising revenues. Declines in consumer spending on advertisers’ products due to weak economic conditions could also indirectly negatively impact our advertising revenues, as advertisers may not perceive as much value from advertising if consumers are purchasing fewer of their products or services. Further, since the economic crisis of 2008-2010, advertisers have been less willing to commit funds upfront to advertising initiatives than in the past. As a result, our advertising revenues are less predictable.
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
Our business is subject to a variety of U.S. and international laws and regulations. See Item 1, “Business–Regulatory Matters” for a description of the significant laws and regulations affecting our business. We could incur substantial costs to comply with new laws or regulations or substantial penalties or other liabilities if we fail to comply with them. Compliance with new laws or regulations could also cause us to change or limit our business practices in a manner that is adverse to our business. In addition, if there are changes in laws or regulations that provide protections that we rely on in conducting our business, they could subject us to greater risk of liability and could increase compliance costs or limit our ability to operate our business.

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
In addition, changes in laws and regulations that currently allow us to retain customer credit card information and other customer data and to engage in certain forms of consumer marketing, such as automatic renewal of subscriptions for our magazines and negative option offers via direct mail, email, online or telephone solicitation, could have a negative impact on our circulation revenues and adversely affect our financial condition and operating performance.
Our results of operations could be adversely affected as a result of additional increases in postal rates, and our business and results of operations could be negatively affected by postal service changes.
The financial condition of the USPS continues to decline with large net annual losses despite revenue gains and a moderating decline in the volume of mail delivered.   In 2015, the USPS introduced new service standards that slowed the delivery of periodical mail and resulted in a portion of our weekly magazines being delivered a day later.  We cannot predict how the USPS will address its fiscal condition in the future, and changes to delivery, reduction in staff or additional closings of processing centers may lead to changes in our internal production schedules or other changes in order to continue to meet our subscribers’ expectations.
Other measures taken to address the declining financial condition of the USPS could include greater than CPI increases in the rates for periodicals mail. Congress has been considering comprehensive postal reform legislation, some of which would remove or modify the current restrictions on rate increases.  Postage is a significant operating expense for us, and if there are significant increases in postal rates and we are not able to offset such increases, our results of operations could be negatively impacted.
We could face increased costs and business disruption from instability in our wholesaler distribution channels.
We operate a distribution network that relies on wholesalers to distribute our magazines to newsstands and other retail outlets. A small number of wholesalers are responsible for a substantial percentage of wholesale magazine distribution in the United States and the United Kingdom. We are experiencing significant declines in magazine sales at newsstands and other retail outlets. In light of these declines and the challenging industry conditions, there may be further consolidation among the wholesalers and one or more may become insolvent or unable to pay amounts due in a timely manner. For example, our then second-largest wholesaler of our publications filed for protection under Chapter 11 of the U.S. Bankruptcy Code in June 2014, requiring us to transition the distribution of our products and increase our use of other distributors. (See Item 1, "Business—How We Generate Revenues—Circulation—Newsstand Sales.") Distribution channel disruptions can impede our ability to distribute magazines to the retail marketplace, which could, among other things, negatively affect the ability of certain magazines to meet the rate base established with advertisers. Disruption in the wholesaler channel, an increase in wholesale distribution costs or the failure of wholesalers to pay amounts due could adversely affect our business, financial condition and results of operations.
A significant increase in the price of paper or significant disruptions in our supply of paper or printing services would have an adverse effect on our business, financial condition and results of operations.
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
In addition, printing is a significant component in the production of our print magazines. While occasional disruptions in the services provided by our current printers can be addressed by shifting production to other suppliers, a prolonged interruption of services by either of our printers could have an adverse impact on our business, financial condition and results of operations.
We have substantial indebtedness and the ability to incur significant additional indebtedness, which could adversely affect our business, financial condition and results of operations.
In connection with the Spin-Off, on April 29, 2014, we issued $700 million aggregate principal amount of 5.75% senior notes (the "Senior Notes"). On April 24, 2014, we also entered into senior credit facilities (the "Senior Credit Facilities") providing for a term loan (the "Term Loan") in an initial principal amount of $700 million and a $500 million revolving credit facility (the "Revolving Credit Facility"), of which up to $100 million is available for the issuance of letters of credit. As of December 31, 2015, the only utilization under the Revolving Credit Facility was letters of credit in the face amount of approximately $3 million. As of December 31, 2015, we had total consolidated indebtedness, net of discounts, of approximately $1.29 billion.
In November 2015, our Board of Directors authorized principal debt repayments and/or repurchases of up to $200 million on both the Term Loan and the Senior Notes. The authorization expires on December 31, 2017, subject to extension or earlier termination by the Board of Directors. The extent to which we repurchase or repay our debt, and the timing of such transactions, will depend upon a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by us from time to time. The authorization may be suspended or discontinued at any time without notice. Of the up to $200 million for debt repayments and/or repurchases authorized by our Board of Directors, $100 million remain unused as of February 5, 2016.
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
As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” a portion of our indebtedness consists of term loans and revolving credit facility borrowings with variable rates of interest that expose us to interest rate risks. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. Our Term Loan is subject to variable interest rates but includes a eurocurrency "floor" that is higher than the corresponding market rate currently prevailing. As such, a hypothetical 100 basis point increase in current interest rates would not have a material impact on our annual interest expense; however, a hypothetical 200 basis point increase in interest rates would increase our annual interest expense by $10 million. We will be exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. Even if we enter into interest rate swaps in the future in order to reduce future interest rate volatility, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, we have significant fixed rate indebtedness that includes prepayment penalties which could prevent us from taking advantage of any future decrease in interest rates that may otherwise be applicable to us.
We may need to raise additional capital, and we cannot be sure that additional financing will be available.
We will fund our ongoing working capital, capital expenditure and financing requirements through cash flows from operations, our Revolving Credit Facility and new sources of capital, including additional financing. Our ability to obtain future financing will depend, among other things, on our financial condition and results of operations as well as on the financial condition of the lenders under our Revolving Credit Facility (whose obligations are several and not joint) and the condition of the capital markets or other credit markets at the time we seek financing. Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for us to obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Moreover, we sold the headquarters building of our U.K. operations in London, England (the "Blue Fin Building") in 2015 for £415 million, which significantly increased cash flows in that year.  Since we have a finite amount of disposable assets, cash flows in future years may not be similarly supported, which could increase the need to seek external financing.  If we should require external financing for any reason, there can be no assurance that we will have access to the capital markets on terms we find acceptable or at all.
Adverse changes in the equity markets or interest rates, changes in actuarial assumptions and legislative or other regulatory actions could substantially increase our U.K. pension costs and adversely affect our ability to utilize earnings and proceeds of asset sales from our U.K. operations to invest in our business.
Through one of our U.K. subsidiaries, we sponsor the IPC Media Pension Scheme (the “IPC Plan”), a defined benefit pension plan that is closed to new participants and accrual of additional benefits for current participants other than certain enhanced benefits - most notably in connection with increases in certain participants' final compensation. In addition, the majority of pensions and deferred benefits in excess of the guaranteed minimum pension are increased annually in line with the increase in the retail price index up to a maximum of 5%.
In connection with the Spin-Off, we and the IPC Plan’s trustee (the "IPC Plan Trustee") entered into a binding agreement covering the actions that we would take, including an increase in the funding contribution to the IPC Plan to £11 million annually from April 2014 to 2020 and additional assurances and commitments regarding the business and assets that support the IPC Plan, including the Blue Fin Building. Such agreement has been superseded as described below.

The most recent triennial valuation of the IPC Plan under U.K. pension regulations was conducted as of April 5, 2015. Under the assumptions used in such valuation, which are more conservative than the assumptions used to determine a pension plan’s funded status in accordance with generally accepted accounting principles in the United States, the IPC Plan was deemed to be underfunded by approximately £156 million. We sold the Blue Fin Building on November 24, 2015 (the “Blue Fin Sale Closing”), and as part of that sale a new pension funding agreement (the “New Pension Support Agreement”) was reached among the IPC Plan Trustee, Time Inc. and Time Inc. (UK) Ltd. (“Time Inc. UK”). Pursuant to the New Pension Support Agreement, the Company is no longer subject to any restrictions on the use of proceeds from the sale of the Blue Fin Building, but has agreed to make the following cash contributions to the IPC Plan: (1) £50 million to be contributed within 30 days of the Blue Fin Sale Closing (which contribution was made in November 2015); (2) £11 million to be contributed annually until the sixth anniversary of the Blue Fin Sale Closing; (3) contributions on the sixth, seventh and eighth anniversaries of the Blue Fin Sale Closing calculated so as to eliminate the “self-sufficiency deficit”, if any, of the IPC Plan as of the eighth anniversary of the Blue Fin Sale Closing, determined assuming that the discount rate on the IPC Plan’s liabilities would be equivalent to 0.5% in excess of the then-prevailing rate on bonds issued by the UK Government (“gilts”); and (4) contributions between the eighth and 15th anniversaries of the Blue Fin Sale Closing calculated so as to eliminate the “self-sufficiency deficit”, if any, of the IPC Plan as of the 15th anniversary of the Blue Fin Sale Closing, determined assuming that the discount rate on the plan’s liabilities would be equivalent to the then-prevailing gilts rate. The “self-sufficiency deficit,” which is calculated using more conservative assumptions than those used in the triennial valuation performed for purposes of determining an appropriate annual funding obligation for the IPC Plan, is an estimate of the amount of a hypothetical one-time contribution that would provide a high level of assurance that the IPC Plan could fund all future benefit obligations as they come due with no further contributions.
The New Pension Support Agreement provides that Time Inc. will guarantee all of Time Inc. UK’s obligations under the IPC Plan and the New Pension Support Agreement, including the above-described payment obligations, as well as the obligation to fund the IPC Plan’s “buyout deficit” (i.e., the amount that would be needed to purchase annuities to discharge the benefits under the plan) under certain circumstances. Specifically, Time Inc. would be required to deposit the buyout deficit into escrow or provide a surety bond or other suitable credit support if we were to experience a significant drop in our credit ratings or if our debt in excess of $50 million were to not be paid when due or were to come due prior to its stated maturity as a result of a default (a “Major Debt Acceleration”). We would be permitted to recoup the escrowed funds under certain circumstances after a recovery in its credit ratings. However, if the Company or Time Inc. UK were to become insolvent, or if a Major Debt Acceleration were to occur (without being promptly cured and accompanied by a recovery in the Company’s credit ratings), any escrowed funds would be immediately contributed into the IPC Plan and we would be obligated to immediately contribute into the IPC Plan any shortfall in the buy-out deficit amount.
It is possible that, following future valuations of the IPC Plan’s assets and liabilities or following future discussions with the trustee, the annual funding obligation will change. These calculations under the IPC Plan can be affected by a number of assumptions and factors, including legislative changes, assumptions regarding interest rates, inflation, mortality, compensation increases and retirement rates, the investment strategy and performance of the IPC Plan assets, the strength of our U.K. business, and (in certain limited circumstances) actions by the U.K. pensions regulator. Volatile economic conditions could increase the risk that the funding requirements increase following the next triennial valuation, which is expected to commence in April 2018. A significant increase in our funding requirements for the IPC Plan or in the calculated "self-sufficiency deficit" could negatively affect our ability to utilize earnings and sale proceeds from our U.K. operations to invest in our business.
We face risks relating to doing business internationally that could adversely affect our business, financial condition and operating results.
Our business operates internationally. There are risks inherent in doing business internationally, including:

•	issues related to managing international operations;

•	potentially adverse changes in tax laws and regulations;

•	lack of sufficient protection for intellectual property in some countries;

•	government policies that restrict the print and digital flow of information;

•	complying with international laws and regulations, including those governing the collection, use, retention, sharing and security of consumer data;

•	currency exchange and export controls;

•	local labor laws and regulations;

•	political or social instability; and

•	limitations on our ability to efficiently repatriate cash from our foreign operations.
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
Our business relies on a combination of trademarks, trade names, copyrights and other proprietary rights, as well as contractual arrangements, including licenses, to establish, maintain and protect our intellectual property rights and brands. Our proprietary trademarks and other intellectual property rights are important to our continued success and our competitive position. See Item 1, “Business—Intellectual Property” for a description of our intellectual property assets and the measures we take to protect them. Effective intellectual property protection may not be available in every country or region in which we operate or where our products are available. We also may not be able to acquire or maintain appropriate domain names in all countries or regions in which we do business. The Internet Corporation for Assigned Names and Numbers (ICANN) has expanded the supply of domain names on the Internet and has so far designated more than 400 new gTLDs (i.e., the characters that appear to the right of the period in domain names, such as .com, .net and .org), with more than 1,000 new gTLDs in total expected to be introduced over the next few years, which could significantly change the structure of the Internet and make it significantly more expensive for us to protect our intellectual property on the Internet. We may be unable to prevent third parties from acquiring domain names, including generic top level domain names, that are similar to, infringe or diminish the value of our trademarks and other proprietary rights. Any impairment of our intellectual property or brands, including due to changes in U.S. or foreign intellectual property laws or the absence of effective legal protections or enforcement measures, could adversely impact our business, financial condition and results of operations.
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
We are also subject to payment card association rules and obligations under our contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for the cost of associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs. Furthermore, if we fail to comply with the chargeback policies established by a payment card processor, it could result in us incurring significant fines or even the termination of our contract with that payment card processor.
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
We assessed Goodwill for impairment at September 30, 2015 as a result of the then pending sale of the Blue Fin Building, a decline in our publicly traded share price and recent trends in our advertising and circulation revenues. The assessment resulted in a noncash goodwill impairment charge of $952 million ($943 million, net of tax). Our annual impairment test as of December 31, 2015 did not result in a further impairment charge. For more information, see Note

2, "Summary of Significant Accounting Policies–Asset Impairments–Goodwill" to our consolidated and combined financial statements included in this annual report on Form 10-K. Market conditions in the publishing industry remain challenging, and we continue to experience declines in print advertising revenues and circulation revenues as a result of the continuing shift in consumer preference from print media to digital media and how consumers engage with digital media. If market conditions worsen, if the market price of our publicly traded common stock declines, or if our performance fails to meet current expectations, it is possible that the carrying value of our reporting unit, even after the impairment of goodwill discussed above, will exceed its fair value, which could result in further recognition of a noncash impairment of goodwill that could be material.
We have made and expect to continue to make acquisitions and investments, which could involve inherent risks and uncertainties.
We have made and expect to continue to make acquisitions and investments, which could involve inherent risks and uncertainties, including:

•	the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner;

•	the challenge in achieving strategic objectives, cost savings and other anticipated benefits;

•	the potential loss of key employees of the acquired businesses;

•	the potential diversion of senior management’s attention from our operations;

•	the risks associated with integrating financial reporting and internal control systems;

•	the risks associated with the computing environment in which the acquired business operates, including security risks;

•	the difficulty in expanding information technology systems and other business processes to incorporate the acquired businesses;

•	potential future impairments of goodwill associated with the acquired businesses; and

•	in some cases, the potential for increased regulation.
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

In 2015 and 2014, we initiated restructuring plans that included streamlining our organizational structure to enhance operational flexibility, speed decision making, and spur the development of new cross-brand products and services. We expect to continue to actively manage our costs and may undertake additional restructuring plans and cost-savings initiatives. Our cost savings initiatives include moving some of our business operations and corporate functions to outsourced arrangements or off-shore locations. Identifying and implementing additional cost reductions, however, may become increasingly difficult to do in an operationally effective manner.
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
We maintain a portion of our cash in bank accounts with several financial institutions. Although the Federal Deposit Insurance Corporation provides deposit insurance guaranteeing the safety of a depositor’s accounts in the United States, such insurance is limited to an immaterial portion of our deposits. In addition, we invest a portion of our cash in securities that include Treasury money funds, government money funds and prime money funds. The value of these investments is subject to credit risk from the issuers and/or guarantors of the securities and other counterparties in certain transactions. Defaults by the issuer and, where applicable, an issuer’s guarantor or other counterparties with regard to any such investments could reduce our net realized investment gains or result in investment losses.
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
In addition, Section 355(e) of the Code generally creates a presumption that the Distribution would be taxable to Time Warner, but not to stockholders, if we or our stockholders were to engage in transactions that result in a 50% or greater change by vote or value in the ownership of our stock during the four-year period beginning on the date that begins two years before the date of the Distribution, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions giving effect to such a change in ownership. If the Distribution were taxable to Time Warner due to such a 50% or greater change in ownership of our stock, Time Warner would recognize a gain in an amount up to the fair market value of our common stock held by it immediately before the Distribution, increased by the amount of the special dividend that we paid Time Warner in connection with the Spin-Off, and we generally would be required to indemnify Time Warner for the tax on such gain and any related expenses. Any such indemnification obligation could materially adversely affect our financial condition. See Note 17, "Relationship Between Time Inc. and Time Warner," to our consolidated and combined financial statements included in this annual report on Form 10-K.

We agreed to numerous restrictions to preserve the non-recognition tax treatment of the Distribution, which may reduce our strategic and operating flexibility.
In connection with the Spin-Off, we entered into a Tax Matters Agreement with Time Warner pursuant to which we agreed to covenants and indemnification obligations that address compliance with Section 355(e) of the Code. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that our stockholders may consider favorable. See Note 17, "Relationship Between Time Inc. and Time Warner," to our consolidated and combined financial statements included in this annual report on Form 10-K.
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

•
Our historical financial information for periods prior to the Spin-Off does not reflect changes that we have experienced or may experience as a result of our separation from Time Warner, including changes in the financing, operations, cost structure and personnel needs of our business. As part of Time Warner, we enjoyed certain benefits from Time Warner’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments, and we lost these benefits after the Spin-Off. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets on terms as favorable to us as those we obtained as part of Time Warner prior to the Spin-Off. In addition, subject to the discretion of our Board and other factors, we have made and expect to continue to make quarterly dividend payments to our stockholders.

In addition, our pre-Spin-Off financial data does not include an allocation of interest expense comparable to the interest expense we incur as a result of the Senior Notes and the Senior Credit Facilities. Our interest expense for the year ended December 31, 2015 was $70 million, exclusive of fees and discounts, which is significantly higher than the amount reflected in our historical financial statements for the years before 2015.
Following the Spin-Off, we became responsible for the additional costs associated with being an independent publicly-traded company, including costs related to corporate governance, investor and public relations and public reporting. Therefore, our financial statements for the years before 2015 may not be indicative of our performance as an independent publicly-traded company. For additional information about our past financial performance and the basis of presentation of our financial statements, see Item 6, “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth certain information concerning our principal properties as of December 31, 2015:

Description / Location	Principal Use	Approximate Square Footage	Leased or Owned	Expiration Date
225 Liberty Street New York, New York	Executive, business, administrative and editorial offices	670,000(a)	Leased	2032
135 West 50th Street New York, New York	Business and editorial offices	240,000(b)	Leased	2017
3102 Queen Palm Drive Tampa, Florida	Warehouse and distribution facility	230,000(c)	Leased	2020
Blue Fin Building 110 Southwark Street London, United Kingdom	Executive, business, administrative and editorial offices	200,000(d)	Leased	2025
2100 Lakeshore Drive Birmingham, Alabama	Executive, business, administrative and editorial offices	156,000(e)	Leased	2030
3000 University Center Drive/10419 N 30th Street Tampa, Florida	Business offices, call center and distribution facility	133,000(f)	Leased	2020
225 High Ridge Road Stamford, Connecticut	Business offices	77,000(g)	Leased	2016
241 37th Street Brooklyn, New York	Business offices	58,000(h)	Leased	2031
__________________________

(a)
The lease at 225 Liberty Street commenced on February 11, 2015 and extends through December 31, 2032, although cash payments for rent obligations under the lease are not expected to begin until January 1, 2018. We have two five-year renewal options under this lease that are exercisable in December 2030 and 2035, respectively. We have an option to reduce the amount of space under this lease that is exercisable in August 2022.

(b)	Approximately 33,000 square feet are subleased to unaffiliated third-party tenants. Approximately 111,000 square feet are vacant and on the market for sublet.

(c)	We have two five-year renewal options under this lease that are exercisable in June 2019 and 2024, respectively.

(d)	Approximately 40,000 square feet are subleased to unaffiliated third-party tenants.

(e)	We have four five-year renewal options under this lease that are exercisable in December 2029, 2034, 2039, and 2044, respectively.

(f)	We have exercised our option to terminate this lease effective June 30, 2017.

(g)	We have an option to renew this lease for an additional five years. We are currently negotiating an extension to the expiration date of this renewal option.

(h)	We have one five-year renewal option under this lease that is exercisable in May 2030. We have two expansion options under this lease that are both exercisable between September 2016 and March 2017.
As of December 31, 2015, we also had a lease for approximately 1,382,000 square feet in the Time & Life Building at 1271 Avenue of the Americas, New York, New York, our former New York City headquarters. We completed the relocation of our headquarters to Brookfield Place at 225 Liberty Street in late 2015. In January 2016, we exercised a surrender option for 673,000 square feet with respect to the Time & Life Building lease with a payment of $86 million, which became effective on January 16, 2016. Our lease for the remaining space in the Time & Life Building expires in December 2017. We have sublet the majority of the remaining space to unaffiliated third-party tenants, with the balance being vacant and on the market for sublet.

In addition to the properties listed above, we lease approximately 50 facilities for use as offices, technology centers, warehouses and other operational facilities in Alabama, Arizona, Arkansas, California, Florida, Georgia, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Texas, Washington and Washington, DC, and in the countries of Canada, China, Germany, Hong Kong, India, Japan, the Netherlands, the Philippines, Singapore, Switzerland and the United Kingdom.
We continually review and update our real estate portfolio to meet changing business needs. We believe that our facilities are well maintained and are sufficient to meet our current and projected needs.
ITEM 3. LEGAL PROCEEDINGS
On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, "Anderson News") filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York (the “District Court”) against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time Inc. Retail (formerly Time/Warner Retail Sales & Marketing, Inc.) ("TIR"). Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Specifically, plaintiffs allege that defendants conspired to reduce competition in the wholesale market for single-copy magazines by rejecting the magazine distribution surcharge proposed by Anderson News and another magazine wholesaler and refusing to distribute magazines to them. Plaintiffs are seeking (among other things) an unspecified award of treble monetary damages against defendants, jointly and severally. On August 2, 2010, the District Court granted defendants' motions to dismiss the complaint with prejudice and, on October 25, 2010, the District Court denied Anderson News' motion for reconsideration of that dismissal. On November 8, 2010, Anderson News appealed and, on April 3, 2012, the U.S. Court of Appeals for the Second Circuit (the “Circuit Court”) vacated the District Court's dismissal of the complaint and remanded the case to the District Court. On January 7, 2013, the U.S. Supreme Court denied defendants' petition for writ of certiorari to review the judgment of the Circuit Court vacating the District Court's dismissal of the complaint. In February 2014, Time Inc. and several other defendants amended their answers to assert antitrust counterclaims against plaintiffs. On December 19, 2014, the defendants filed a motion for summary judgment on Anderson News' claims and Anderson News filed a motion for summary judgment on the antitrust counterclaim. On August 20, 2015, the District Court granted the defendants’ motion for summary judgment on Anderson News’ claims and granted Anderson News’ motion for summary judgment on the defendants’ antitrust counterclaim. On August 25, 2015, Anderson News filed a notice with the Circuit Court appealing the District Court’s dismissal of Anderson News’ claims, and on September 14, 2015, the defendants filed a notice with the Circuit Court appealing the District Court’s dismissal of the defendants’ antitrust counterclaim. On December 8, 2015, Anderson News filed its appellate brief with the Circuit Court.
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

On October 26, 2010, the Canadian Minister of National Revenue denied the claims by TIR for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines, and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency ("CRA"), arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the CRA, asserting the same arguments made in the objection TIR filed on January 21, 2011. By letter dated June 19, 2015, the collections department of the CRA requested payment of C$89.8 million, which includes interest accrued on both assessments, and stated that failure to pay may result in legal action. TIR responded by letter dated July 9, 2015 stating that collection should remain stayed pending resolution of the issues raised by TIR’s objection and that the alleged liability associated with the assessments substantially exceeds the value of TIR’s assets and business in Canada. By letter dated September 21, 2015, the CRA stated that collection would not be stayed and requested that TIR pay the assessments or post a letter of credit as security until the matter is resolved. In subsequent discussions, the CRA indicated that it intended to make a decision on TIR's objections to the CRA's assessments and will not take collection actions prior to that time. By letter dated February 1, 2016, CRA Collections stated that although the Appeals Division is still reviewing TIR’s objections to the assessments, Collections is again requesting the assessments be paid or sufficient security be provided pending the review. On February 8, 2016, the Company filed an application for a remission order with the International Trade Policy Division of Finance Canada to seek relief from the assessments and the collection action requested in the February 1, 2016 letter. Including interest accrued on both reassessments, the total reassessment by the CRA for the years 2006 to 2010 was C$91.1 million as of November 30, 2015.
On October 3, 2012, Susan Fox filed a class action complaint (the "Complaint") against Time Inc. in the United States District Court for the Eastern District of Michigan alleging violations of Michigan’s Video Rental Privacy Act (“VRPA”) as well as claims for breach of contract and unjust enrichment. The VRPA limits the ability of entities engaged in the business of selling, renting or lending retail books or other written materials from disclosing to third parties certain information about customers’ purchase, lease or rental of those materials. The Complaint alleges that Time Inc. violated the VRPA by renting to third parties lists of subscribers to various Time Inc. magazines. The Complaint sought injunctive relief and the greater of statutory damages of $5,000 per class member or actual damages. On December 3, 2012, Time Inc. moved to dismiss the Complaint on the grounds that it failed to state claims for relief and because the named plaintiff lacked standing because she suffered no injury from the alleged conduct. On August 6, 2013, the court granted, in part, and denied, in part, Time Inc.’s motion, dismissing the breach of contract claim but allowing the VRPA and unjust enrichment claims to proceed. On November 11, 2013, Rose Coulter-Owens replaced Susan Fox as the named plaintiff. On March 13, 2015, the plaintiff filed a motion seeking to certify a class consisting of all Michigan residents who between March 31, 2009 and November 15, 2013 purchased a subscription to TIME, Fortune or Real Simple magazines through any website other than Time.com, Fortune.com and RealSimple.com. On July 27, 2015, the court granted plaintiff’s motion to certify the class, which we estimate to comprise approximately 40,000 consumers. On August 31, 2015, Time Inc. and the plaintiff moved for summary judgment and on October 1, 2015 both parties filed briefs in opposition to their adversaries’ motions. On February 16, 2016, the court granted Time Inc.'s motion for summary judgment and dismissed the case.
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

Part II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "TIME" and began "regular-way" trading on the NYSE on June 9, 2014. As of February 10, 2016, there were approximately 9,400 holders of record of our common stock.
The following table sets forth for the periods indicated the reported high and low closing sales price of our common stock on the NYSE since May 21, 2014, the date that our common stock began "when-issued" trading on the NYSE, as reported by the NYSE:

Year Ended December 31, 2014	High	Low
Second Quarter (since May 21, 2014)	$24.43	$20.85
Third Quarter	$25.62	$22.59
Fourth Quarter	$24.98	$19.41

Year Ended December 31, 2015	High	Low
First Quarter	$25.60	$21.64
Second Quarter	$24.05	$21.34
Third Quarter	$23.84	$18.31
Fourth Quarter	$19.88	$14.96
Dividend Policy
We have paid consecutive quarterly cash dividends of $0.19 per common share since the fourth quarter of 2014. In February 2016, our Board of Directors declared a cash dividend of $0.19 per common share to stockholders of record as of the close of business on February 29, 2016, which dividend will be payable on March 15, 2016. We currently intend to continue to declare regular quarterly dividends on our outstanding common stock in respect of each completed fiscal quarter, with quarterly payment dates occurring on or about the middle of the last month of each quarter. The declaration and amount of any actual dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions. Although the Senior Credit Facilities contain limitations on our ability to declare dividends and make other restricted payments, such limitations are not expected to hinder our ability to declare regular quarterly dividends at rates similar to those declared in the past.
Recent Sale of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table provides certain information with respect to our purchases of shares of Time Inc.'s common stock during the fourth quarter of 2015:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31	NA	NA	NA	NA

November 1 to November 30	1,578,486	$16.08	1,578,486	$274,625,264

December 1 to December 31	2,355,141	$16.05	2,355,141	$236,818,539
Total	3,933,627		3,933,627

(1)
On November 12, 2015, our Board of Directors authorized the repurchase of up to $300 million of Time Inc.'s common stock. The authorization expires on December 31, 2017, subject to extension or earlier termination by the Board of Directors.

Performance Presentation
The following graph shows the cumulative total stockholder return from May 21, 2014 (the first day our common stock began “when-issued” trading on the NYSE) through December 31, 2015 on an assumed investment of $100 on May 21, 2014 in our common stock, the Standard & Poor’s S&P 400 MidCap Stock Index and the Standard & Poor’s S&P 1500 Publishing and Printing Index. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming reinvestment of dividends, and (ii) the difference between the issuer’s share price at the end versus the beginning of the measurement period, by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.
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
Fiscal year ending December 31.
ITEM 6. SELECTED FINANCIAL DATA
The following tables present selected historical consolidated and combined financial information as of and for each of the years in the five-year period ended December 31, 2015. The selected historical consolidated and combined financial data as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015 are derived from our historical consolidated and combined financial statements included elsewhere in this annual report on Form 10-K. The selected historical combined financial data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 are derived from our audited combined financial statements that are not included in this annual report on Form 10-K.

You should review the selected historical financial data presented below in conjunction with our consolidated and combined financial statements and the accompanying notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report on Form 10-K. For each of the periods presented prior to the Distribution Date, the entities that are part of Time Inc. were each separate indirect wholly owned subsidiaries of Time Warner prior to the Spin-Off. The financial information included herein for years prior to 2015 may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent publicly-traded company during the periods presented as such historical financial information prior to the Distribution Date includes allocations of certain Time Warner corporate expenses. We believe the assumptions and methodologies underlying the allocation of these expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that we would have incurred if we had operated as an independent publicly-traded company. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations – Transactions and Other Items Affecting Comparability" for items impacting comparability of results.

	Year Ended December 31,
	2015	2014	2013	2012	2011
(in millions, except per share data)
Selected Operating Statement Information:
Revenues
Advertising	$1,655	$1,775	$1,807	$1,819	$1,923
Circulation	1,043	1,095	1,129	1,210	1,271
Other	405	411	418	407	483
Total revenues	$3,103	$3,281	$3,354	$3,436	$3,677
Operating income (loss)	$(823)	$180	$330	$420	$563
Net income (loss)	$(881)	$87	$201	$263	$368

Basic net income (loss) per common share(a)	$(8.32)	$0.80	$1.85	$2.41	$3.38
Diluted net income (loss) per common share(a)	$(8.32)	$0.80	$1.85	$2.41	$3.38
Cash dividends declared per share of common stock	$0.76	$0.19	$—	$—	$—
__________________________

(a)
On the Distribution Date, approximately 108.94 million shares of Time Inc. stock were distributed to Time Warner stockholders of record. This initial share amount is being utilized for the calculation of both basic and diluted net income (loss) per common share for all years presented that ended prior to the Distribution Date as Time Inc. common stock was privately held by Time Warner Inc. prior to June 6, 2014.

	As of December 31,
	2015	2014	2013	2012	2011
(in millions)
Selected Balance Sheet Information:
Cash and cash equivalents	$651	$519	$46	$81	$95
Total assets	4,884	5,896	5,674	5,935	6,148
Current portion of long-term debt	7	7	—	—	—
Long-term debt	1,286	1,364	38	36	34
Total stockholders' equity	1,809	2,871	4,042	4,284	4,448

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 46 through 77 is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
For the year ended December 31, 2015, a 10% change in the U.S. dollar/British pound sterling rate and the U.S. dollar/Euro rate would have impacted revenues by approximately $24 million and $4 million, respectively, on an annual basis.
For the year ended December 31, 2014, a 10% change in the U.S. dollar/British pound sterling rate and the U.S. dollar/Euro rate would have impacted revenues by approximately $42 million and $4 million, respectively, on an annual basis.
Interest Rate Risk
Based on the level of interest rates prevailing at December 31, 2015, the fair value of our fixed rate Senior Notes of $566 million was less than their carrying value of $616 million by $50 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for comparable securities and consideration of our risk profile. A hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2015 would increase the estimated fair value of our fixed rate debt by approximately $26 million to approximately $592 million.

Our Term Loan is subject to variable interest rates but includes a eurocurrency "floor" that is higher than the corresponding market rate currently prevailing. As such, a hypothetical 100 basis point increase in current interest rates will not have a material impact on our annual interest expense. A hypothetical 200 basis point increase in interest rates would increase our annual interest expense by $10 million. The Revolving Credit Facility is subject to variable interest rates but is assumed to be undrawn for purposes of this calculation. Our Revolving Credit Facility remained undrawn as of the date of filing of this annual report on Form 10-K, except for $3 million in letters of credit issued thereunder.

The discount rate used to measure the benefit obligations for our non-U.S. pension plans is determined by using a spot-rate yield curve, derived from the yields available on high quality corporate bonds. Broad equity and bond indices are used in the determination of the expected long-term rate of return on our non-U.S. pension plan assets. Therefore, interest rate fluctuations and volatility of the debt and equity markets can have a significant impact on asset values of our non-U.S. pension plans and future anticipated contributions. For example, a 100 basis point increase in interest rates generally would decrease our benefit obligations under our non-U.S. pension plans by approximately $122 million.
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
Our receivables did not represent significant concentrations of credit risk as of December 31, 2015 or December 31, 2014 due to the wide variety of customers, markets and geographic areas to which our products and services are sold.
We monitor our positions and the credit quality of the financial institutions which are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2015 and December 31, 2014, we did not anticipate nonperformance by any of the counterparties.
Other Market Risk
We continue to be exposed to risks associated with paper used for printing. Paper is a basic commodity and its price is sensitive to the balance of supply and demand. Our expenses are affected by the cyclical increases and decreases in the price of paper. The cost of raw materials, of which paper is a major component, represented approximately 5% and 7% of our total annual operating expenses in 2015 and 2014, respectively. Based on the number of tons of paper consumed in 2015 and 2014, a $10 per ton or 1% increase in paper price would have resulted in additional pretax paper cost of $2 million and $3 million in 2015 and 2014, respectively.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated and combined financial statements and supplementary data of the Company and the report of independent registered public accounting firm thereon set forth at pages F-4 through F-64, F-65 and F-2, respectively, are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports filed and submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Management's report on internal control over financial reporting and the report of independent registered public accounting firm thereon set forth at pages F-1 and F-3, respectively, are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth quarter of the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption "Executive Officers of the Company" in Part I, Item 1 of this annual report on Form 10-K, the information required by this Item is incorporated by reference to our definitive proxy statement to be issued in connection with our 2016 Annual Meeting of Stockholders (the "2016 Proxy Statement").
We have adopted a Code of Ethics for our Senior Executive and Senior Financial Officers (the "Code of Ethics"). A copy of the Code of Ethics is publicly available on our website at www.timeinc.com. Amendments to the Code of Ethics or any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will also be disclosed on our website.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the 2016 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the 2016 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the 2016 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to the 2016 Proxy Statement.

Part IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report on Form 10-K:

(1)	The financial statements as indicated in the index set forth on page F-4

(2)	Financial Statement Schedule:
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME INC. (Registrant)

By:	/s/ Jeffrey J. Bairstow
Jeffrey J. Bairstow
Executive Vice President and Chief Financial Officer
Date: February 19, 2016
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

Signature	Title	Date
/s/ Joseph A. Ripp	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	February 19, 2016
Joseph A. Ripp
/s/ Jeffrey J. Bairstow	Executive Vice President and Chief Financial Officer (principal financial officer)	February 19, 2016
Jeffrey J. Bairstow
/s/ Susana D’Emic	Senior Vice President and Controller (principal accounting officer)	February 19, 2016
Susana D’Emic
/s/ David A. Bell	Director	February 19, 2016
David A. Bell
/s/ John M. Fahey, Jr.	Director	February 19, 2016
John M. Fahey, Jr.
/s/ Manuel A. Fernandez	Director	February 19, 2016
Manuel A. Fernandez
/s/ Dennis J. FitzSimons	Director	February 19, 2016
Dennis J. FitzSimons
/s/ Betsy D. Holden	Director	February 19, 2016
Betsy D. Holden
/s/ Kay Koplovitz	Director	February 19, 2016
Kay Koplovitz
/s/ J. Randall MacDonald	Director	February 19, 2016
J. Randall MacDonald
/s/ Ronald S. Rolfe	Director	February 19, 2016
Ronald S. Rolfe
/s/ Sir Howard Stringer	Director	February 19, 2016
Sir Howard Stringer
/s/ Michael Zeisser	Director	February 19, 2016
Michael Zeisser

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management's discussion and analysis of financial condition and results of operations, or MD&A, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Important information regarding such forward-looking statements and a discussion of certain risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in this annual report on Form 10-K under the heading "Cautionary Statement Regarding Forward-Looking Statements'" at the beginning of Part I and under the heading "Risk Factors" in Item 1A, which information is incorporated herein by reference. This section should be read together with the Consolidated and Combined Financial Statements of Time Inc. and related notes thereto set forth elsewhere in this annual report.
INTRODUCTION
Time Inc., together with its subsidiaries (collectively, the "Company", "we", "us" or "our"), is one of the world's leading media companies, with a monthly global print audience of over 120 million and more than 150 million monthly visitors to its worldwide digital properties, including over 60 websites. Our influential brands include People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly, Travel + Leisure, Cooking Light, Fortune and Food & Wine, as well as more than 50 diverse titles in the United Kingdom such as Decanter, Horse & Hound and Wallpaper*. Time Inc. is home to celebrated franchises and events including the Fortune 500, Time 100, People’s Sexiest Man Alive, Sports Illustrated’s Sportsperson of the Year, the Food & Wine Classic in Aspen, the Essence Festival and the biennial Fortune Global Forum. Hundreds of thousands of people attend our live media events each year. We have been extending the power of our brands through various investments and acquisitions, including the formation of Sports Illustrated Play, a new business devoted to youth and amateur sports, and the acquisition of inVNT, a company that specializes in live media. We also provide content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including subscription sales services for magazines and other products, retail distribution and marketing services and customer service and fulfillment services, for ourselves and third-party clients, including other magazine publishers.
The Spin-Off
On June 6, 2014 (the "Distribution Date"), we completed the legal and structural separation of our business (the "Spin-Off") from Time Warner Inc. ("Time Warner"). The Spin-Off was completed by way of a pro rata dividend on the Distribution Date of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014 based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held. Following the Spin-Off, Time Warner stockholders became the owners of 100% of the outstanding shares of common stock of Time Inc. and Time Inc. began operating as an independent, publicly-traded company with its common stock trading on The New York Stock Exchange ("NYSE") under the symbol "TIME". In connection with the Spin-Off, we and Time Warner entered into the separation and distribution agreement dated June 4, 2014 (the "Separation and Distribution Agreement") and certain other related agreements which govern our relationship with Time Warner following the Spin-Off. See Note 17, "Relationship Between Time Inc. and Time Warner," to the accompanying consolidated and combined financial statements.
Basis of Presentation
Subsequent to the Distribution Date, our financial statements as of and for the years ended December 31, 2015 and 2014 are presented on a consolidated basis as we became a separate consolidated entity. Our consolidated statements of operations for the years ended December 31, 2015 and 2014 reflect our operations as a stand-alone company following the Distribution Date. Our consolidated balance sheets as of December 31, 2015 and 2014 consist of our consolidated balances subsequent to the Spin-Off.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prior to the Spin-Off, our combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Time Warner. Our financial statements for the year ended December 31, 2013 were prepared on a combined basis and presented as carve-out financial statements, as we were not a separate consolidated entity prior to the Distribution Date. These statements reflect the combined historical results of operations, financial position and cash flows of Time Warner’s publishing segment, which consisted principally of its magazine publishing business and related websites and operations managed by Time Inc. (the "TW Publishing Segment").
Our consolidated and combined statements of operations for the years ended December 31, 2014 and 2013 include allocations of general corporate expenses for certain support functions that were provided on a centralized basis by Time Warner prior to the Distribution Date and not recorded at the business unit level, such as expenses related to cash management and other treasury services, administrative services (such as tax, human resources and employee benefit administration) and certain global marketing and IT services. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated or combined revenues, operating income, headcount or other measures. We believe the assumptions underlying the consolidated and combined financial statements, including the assumptions regarding allocating general corporate expenses from Time Warner, are reasonable. Nevertheless, the consolidated and combined financial statements may not include all of the actual expenses that would have been incurred by us and may not reflect our consolidated and combined results of operations, financial position and cash flows had we been a stand-alone company during the applicable periods. In connection with the Spin-Off, we entered into agreements with Time Warner that either did not exist historically or that have different terms than the terms of arrangements or agreements that existed prior to the Spin-Off. In addition, our historical financial information prior to the Spin-Off does not reflect changes that we are experiencing as a result of the separation from Time Warner, including changes in the financing, operations, cost structure and personnel needs of our business. During the years ended December 31, 2014 and 2013, we incurred $6 million and $17 million, respectively, of expenses related to charges for administrative services performed by Time Warner. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
The consolidated and combined financial statements are referred to as the "Financial Statements" herein. The consolidated balance sheets are referred to as the “Balance Sheets” herein. The consolidated and combined statements of operations are referred to as the “Statements of Operations” herein. The consolidated and combined statements of comprehensive income (loss) are referred to as the "Statements of Comprehensive Income (Loss)" herein. The consolidated and combined statements of stockholders' equity are referred to as the "Statements of Stockholders' Equity" herein. The consolidated and combined statements of cash flows are referred to as the “Statements of Cash Flows” herein.
Our Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").
For purposes of our Financial Statements for periods prior to the Spin-Off, income tax expense has been recorded as if we filed tax returns on a stand-alone basis separate from Time Warner. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a stand-alone entity for the periods prior to the Distribution Date. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of our actual tax balances for years prior to 2015. Prior to the Spin-Off, our operating results were included in Time Warner’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, we filed our initial U.S. income tax return for the period from June 7, 2014 through December 31, 2014 in 2015. The income tax accounts reflected in the Balance Sheet as of December 31, 2014 included income taxes payable and deferred taxes allocated to us at the time of the Spin-Off and taxes associated with our post-Spin-Off operations. The calculation of our income taxes involves considerable judgment and the use of both estimates and allocations.
The financial position and operating results of our foreign operations are consolidated or combined using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the period. Translation gains or losses on assets and liabilities are included as a component of Accumulated other comprehensive loss, net.
This MD&A of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the Financial Statements to help provide an understanding of our financial condition, changes in financial condition, results of our operations and cash flows.
Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated and Combined Results of Operations. This section provides an analysis of our results of operations for the three years ended December 31, 2015. Our discussion is presented on a consolidated and combined basis. We report as one reportable segment. In addition a brief description is provided of significant transactions and events that impacted the comparability of the results being analyzed.
Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three years ended December 31, 2015 and our outstanding debt, commitments and cash resources as of December 31, 2015.
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
BUSINESS OVERVIEW
Business Description
We generate revenues primarily from the sale of advertising in our magazines and on our websites and from magazine subscriptions and newsstand sales. We operate as one reportable segment and the majority of our revenues are generated in the United States. During the year ended December 31, 2015, we generated Revenues of $3.1 billion (a decrease of $178 million from $3.3 billion for the year ended December 31, 2014); Operating loss of $823 million (a decrease of $1.0 billion from an Operating income of $180 million for the year ended December 31, 2014); Net loss of $881 million (a decrease of $968 million from a Net income of $87 million for the year ended December 31, 2014); and Cash provided by operations of $154 million (a decrease of $127 million from $281 million for the year ended December 31, 2014).
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
Business Strategy
We are pursuing initiatives to help mitigate the declines in our print advertising and circulation revenues, including developing new ways to sell branded content outside of traditional channels, such as through websites, tablets and other mobile devices. We are also developing integrated advertising solutions to provide greater data insights and creative ideas to advertisers. In addition, we are improving our operating efficiency through management of our cost structure.

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

•
Expanding corporate sales efforts and in early 2016 introducing a category sales structure for our Pharmaceutical, Autos and Technology/Telecom marketers and agencies to increase cross-brand advertising sales;

•	Evaluating alternative approaches to pricing models including testing paywall technology, channel optimization and subscriber targeting;

•	Extending our brands beyond magazines, including through direct sale or licensing agreements related to consumer products and services;

•	Using our extensive database and consumer insights to extend data services to marketers; including investing to offer advertisers and agencies performance-based advertising solutions;

•	Expanding live events and conferences; and

•	Streamlining our organizational structure to drive operational efficiencies, including through global sourcing of staff.
Key Developments in 2015
Acquisitions
During the year ended December 31, 2015, we completed a number of acquisitions for total cash consideration, net of cash acquired, of $141 million. Additional consideration may be required to be paid by us that primarily relates to earn-outs that are contingent upon the achievement of certain performance objectives in the current and future fiscal years, which are estimated to be $13 million, and other deferred payments of $3 million as of December 31, 2015. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired has been recorded as Goodwill. The values assigned to the assets acquired and liabilities assumed are based on estimates of fair value. Any changes in these fair values could potentially result in an adjustment to the Goodwill recorded for these transactions if such adjustments are within one year of the acquisition date. Our results of operations include the operations of these acquisitions from the date of the respective acquisitions but such activities were not significant for the year ended December 31, 2015.
Dispositions
IPC Magazines Group Limited ("Blue Fin Building")
In November 2015, we sold 100% of the capital stock of IPC Magazines Group Limited, a subsidiary of Time Inc. UK, which owned the Blue Fin Building, our principal executive offices in the U.K. ("Blue Fin Building"), for £415 million ($629 million at exchange rates on the date of consummation of the sale). Time Inc. UK continues to occupy a portion of the premises under a lease agreement with the buyers which extends through December 31, 2025, with a renewal option for an additional term of between five and ten years. Our lease commitments under this agreement are £9 million ($13 million at December 31, 2015 exchange rates) per annum. In connection with these transactions, in the fourth quarter of 2015, we recognized a pretax gain of $68 million included within Gain (loss) on operating assets on the accompanying Statements of Operations. Additionally, a pretax gain of $97 million has been deferred and will be recognized ratably over the lease period. As a result of the sale, we will forgo £9 million ($13 million at December 31, 2015 exchange rates) per annum of third-party rental income; however, we will recognize depreciation expense savings of £11 million ($16 million at December 31, 2015 exchange rates) per annum.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Pension Support Agreement
In October 2015, we entered into a deed of guarantee (the “New Pension Support Agreement”) with IPC Media Pension Trustee Limited, the trustee of the IPC Media Pension Scheme, a defined benefit pension plan for certain of our current and former U.K. employees that is closed to new participants (the “UK Pension Plan”).
The New Pension Support Agreement was effective upon the closing of the sale of the Blue Fin Building (the “Sale Closing”). The New Pension Support Agreement replaced Time Inc. UK’s and IPC Magazines Group Limited’s existing agreement with the trustee of the IPC Media Pension Scheme (the “2014 Pension Support Agreement”), which was entered into in connection with our June 2014 Spin-off from Time Warner and, among other things, included certain restrictions on the use of the proceeds of any sale of the Blue Fin Building and required ongoing funding of the UK Pension Plan at the rate of £11 million per year ($17 million at exchange rates on the date of execution of the 2014 Pension Support Agreement). Pursuant to the New Pension Support Agreement, we were no longer subject to any restrictions on such use of proceeds but agreed to make the following cash contributions to the UK Pension Plan: (1) £50 million ($75 million on payment date in November 2015) to be contributed within 30 days of the Sale Closing; (2) £11 million ($17 million at exchange rates on the date of execution of the agreement) to be contributed annually until the sixth anniversary of the Sale Closing; (3) contributions on the sixth, seventh and eighth anniversaries of the Sale Closing calculated so as to eliminate the “self-sufficiency deficit”, if any, of the UK Pension Plan as of the eighth anniversary of the Sale Closing, determined assuming that the discount rate on the UK Pension Plan’s liabilities would be equivalent to 0.5% in excess of the then-prevailing rate on bonds issued by the U.K. Government (“gilts”); and (4) contributions between the eighth and fifteenth anniversaries of the Sale Closing calculated so as to eliminate the “self-sufficiency deficit”, if any, of the UK Pension Plan as of the fifteenth anniversary of the Sale Closing, determined assuming that the discount rate on the plan’s liabilities would be equivalent to the then-prevailing gilts rate. The “self-sufficiency deficit” is an estimate based on agreed-upon actuarial assumptions of the amount of a hypothetical one-time contribution that would provide high levels of assurance that the UK Pension Plan could fund all future benefit obligations as they come due with no further contributions. The “self-sufficiency deficit” is subject to significant variation over time based on changes in actuarial assumptions such as interest rates, investment returns and other factors.
The New Pension Support Agreement provides that Time Inc. will guarantee all of Time Inc. UK’s obligations under the UK Pension Plan and the New Pension Support Agreement, including the above-described payment obligations, as well as the obligation to fund the UK Pension Plan’s “buyout deficit” (i.e., the amount that would be needed to purchase annuities to discharge the benefits under the plan) under certain circumstances. Specifically, Time Inc. would be required to deposit the buyout deficit into escrow or provide a surety bond or other suitable credit support if we were to experience a significant drop in our credit ratings or if our debt in excess of $50 million were to not be paid when due or were to come due prior to its stated maturity as a result of a default (a “Major Debt Acceleration”). We would be permitted to recoup the escrowed funds under certain circumstances after a recovery in our credit ratings. However, if the Company or Time Inc. UK were to become insolvent, or if a Major Debt Acceleration were to occur (without being promptly cured and accompanied by a recovery in the Company's credit ratings), any escrowed funds would be immediately contributed into the UK Pension Plan and we would be obligated to immediately contribute into the UK Pension Plan any shortfall in the buy-out deficit amount.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stock and Debt Repurchase Authorization
In November 2015, our Board of Directors authorized share repurchases of our common stock of up to $300 million and principal debt repayments and/or repurchases of up to $200 million on both our term loan (the "Term Loan") and our 5.75% senior notes (the "Senior Notes"). The authorization expires on December 31, 2017, subject to extension or earlier termination by the Board of Directors. Under the stock repurchase authorization, we may repurchase shares in open-market and/or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, and repurchases may be executed pursuant to Rule 10b5-1 under the Securities Act. The extent to which we repurchase shares or repay our debt, and the timing of such transactions, will depend upon a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by us from time to time. The authorization may be suspended or discontinued at any time without notice. We have been financing, and expect to finance in the future, the purchases and repayments out of the working capital and/or cash balances. Shares repurchased are immediately retired.
During the fourth quarter of 2015, we repurchased approximately 3.93 million shares of our common stock at a weighted average price of $16.08 per share. We repurchased an additional 1.41 million shares from January 1, 2016 through February 5, 2016 at a weighted average price of $14.26 per common share. During the fourth quarter of 2015, we repurchased $75 million of the $700 million initial principal amount of our 5.75% Senior Notes at a discounted price together with accrued interest totaling $73 million. As a result of the repurchase, we recognized a pretax gain on extinguishment of $2 million. From January 1, 2016 through February 5, 2016, we repurchased an additional $25 million of the aggregate principal amount of our Senior Notes at a discount with accrued interest totaling $23 million and recognized a pretax gain from extinguishment of $2 million.
Goodwill Impairment
We assessed Goodwill for impairment at September 30, 2015 as a result of the then pending sale of the Blue Fin Building, a decline in our publicly traded share price and recent trends in our advertising and circulation revenues. The assessment resulted in a noncash goodwill impairment charge of $952 million ($943 million, net of tax). Our annual impairment test as of December 31, 2015 did not result in a further impairment charge.
We continue to experience declines in our print advertising and circulation revenues as a result of the continuing shift in consumer preference from print media to digital media and how consumers engage with digital media. If market conditions worsen, if the market price of our publicly traded stock declines, or if our performance fails to meet current expectations, it is possible that the carrying value of our reporting units, even after the recent impairment of Goodwill, will exceed their fair value which could result in further recognition of a noncash impairment of Goodwill that could be material.
Restructuring Activities
In the fourth quarter of 2015, we expanded our restructuring plans. Our 2015 initiatives primarily consisted of real estate consolidations and headcount reductions. We incurred exit costs primarily relating to the remaining rent obligations at our former corporate headquarters at the Time and Life Building at 1271 Avenue of the Americas in New York City when we ceased use of the premises in the fourth quarter of 2015. In connection with our exit from the Time and Life Building in November 2015, we entered into an agreement with the landlord which gave us an option to surrender certain floors for $86 million, which we exercised and paid in January 2016. Our minimum rental obligation for the remaining floors was also reduced to a total of $68 million, payable ratably through 2017, partially offset by sublease income of $59 million payable to us ratably through 2017.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Transactions and Other Items Affecting Comparability
As more fully described herein and in the related notes to the accompanying Financial Statements, the comparability of our results has been affected by the following in the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended December 31,
	2015	2014	2013
Restructuring and severance costs	$191	$192	$63
Asset impairments	—	26	79
Goodwill impairment	952	26	—
(Gain) loss on operating assets, net	(68)	(87)	(13)
Pension settlements/curtailments	6	1	—
Other costs	10	7	1
Impact on operating income	$1,091	$165	$130
(Gain) loss on non-operating assets, net	(2)	—	—
(Gain) loss on extinguishment of debt, net	(2)	—	—
Income tax impact of above items	(81)	(78)	(45)
Impact on Net income (loss) applicable to Time Inc. stockholders from items affecting comparability	$1,006	$87	$85
Restructuring and Severance Costs
For the years ended December 31, 2015, 2014 and 2013, we incurred Restructuring and severance charges of $191 million, $192 million and $63 million, respectively, related to headcount reductions and real estate consolidations.
Asset Impairments
There were no Asset impairments during the year ended December 31, 2015. During the year ended December 31, 2014, we incurred $26 million of noncash Asset impairments primarily related to a building we classified as held for sale and our exit from certain other leased premises. During the year ended December 31, 2013, we recorded noncash Asset impairments of $79 million, $78 million of which related to certain tradenames.
Goodwill Impairment
For the year ended December 31, 2015, we incurred a noncash Goodwill impairment charge of $952 million as described above. For the year ended December 31, 2014, we recorded an allocated Goodwill impairment charge of $26 million in connection with the sale of our Mexico-based operations, Grupo Editorial Expansión ("GEX") which was consummated in August 2014. There was no Goodwill impairment charge during the year ended December 31, 2013.
(Gain) Loss on Operating Assets, Net
During the year ended December 31, 2015, we recognized a pretax gain of $68 million on the sale of the Blue Fin Building. Additionally, a gain of $97 million has been deferred and will be recognized ratably over the lease period. During the year ended December 31, 2014, we recognized a total pretax gain of $87 million resulting from a pretax gain of $76 million on the sale of our Menlo Park, California property, a pretax gain of $10 million on the sale of one of our properties in Birmingham, Alabama and a pretax gain of $1 million on the sale of our Mexico-based GEX operations. For the year ended December 31, 2013, we recognized a $13 million pretax gain resulting from the settlement of a pre-existing contractual arrangement with American Express Publishing in connection with the acquisition of Affluent Media Group (the "AMG Acquisition").

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pension Settlements/Curtailments
During the year ended December 31, 2015 we recognized a noncash pretax loss of $6 million in connection with the settlement of our domestic excess pension plan. Pension settlement losses of $1 million were recognized in 2014. During the year ended December 31, 2013, we did not incur gains or losses on pension settlements and/or curtailments. Gains and losses on pension settlements and/or curtailments are included within Selling, general and administrative expenses on the accompanying Statements of Operations.
Other Costs
For the year ended December 31, 2015, Other costs, included within Selling, general and administrative expenses on the accompanying Statements of Operations, was $10 million related to costs in connection with mergers, acquisitions, investments and dispositions. For the year ended December 31, 2014, Other costs was $7 million primarily related to the Spin-off. For the year ended December 31, 2013, Other costs was $1 million.
(Gain) Loss on Non-operating Assets, Net
In April 2015, we acquired the remaining 50% interest in a U.K. joint venture to establish Look magazine as a consolidated division of our Time Inc. UK operations. This transaction resulted in a gain of $2 million included within Other income (expense), net on the accompanying Statements of Operations for the year ended December 31, 2015. There were no gains or losses on non-operating assets in 2014 and 2013.
(Gain) Loss on Extinguishment of Debt, Net
In the fourth quarter of 2015, we repurchased $75 million of the aggregate principal value of our 5.75% Senior Notes at a discount with accrued interest totaling $73 million and recognized a pretax gain on extinguishment of $2 million. There were no gains or losses on extinguishment of debt in 2014 and 2013. Gains and losses on extinguishment of debt are included in Other (income) expense, net on the accompanying Statements of Operations.
Other Items Affecting Comparability
In addition to the items described above, the following items affected comparability of results for the years ended December 31, 2015, 2014 and 2013:

•
Headquarters Relocation: As a result of the planned relocation of our corporate headquarters, we began to accelerate the depreciation on our tenant improvements at our former New York City headquarters at 1271 Avenue of the Americas during the second quarter of 2014. This accelerated depreciation charge impacted the years ended December 31, 2015 and 2014 by $21 million and $16 million, respectively. Additionally, during the year ended December 31, 2015, we incurred incremental rent expense of $39 million of which $27 million related to the relocation of our New York City headquarters.

•
Corporate Transactions: Acquisitions completed during 2015 have not had a significant impact on our results of operations for the year ended December 31, 2015. We sold our Mexico-based GEX operations in August 2014 and our CNNMoney.com collaborative arrangement with a subsidiary of Time Warner terminated in June 2014. Additionally, our results of operations for the year ended December 31, 2014 included a full year of activity from the AMG Acquisition which was completed in the fourth quarter of 2013.

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
Geographic Concentration of Revenues
A significant majority of our Revenues have been generated in the United States and, to a lesser extent, in the United Kingdom. In 2015, 2014 and 2013, 85%, 84% and 83%, respectively, of our Revenues were generated in the United States, and 12%, 13% and 12%, respectively, of our Revenues were generated in the United Kingdom. We expect the significant majority of our revenues will continue to be generated in the United States for the foreseeable future.
Seasonality
Our quarterly performance typically reflects moderate seasonal fluctuations. Advertising revenues from our magazines and websites are typically higher in the fourth quarter of the year due to higher consumer spending activity and corresponding higher advertiser demand to reach our audiences during this period.
Results of Operations – year ended December 31, 2015 versus the year ended December 31, 2014
The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying Statements of Operations.
The table below provides a summary of our results of operations for the years ended December 31, 2015 and 2014 (in millions):

	Year Ended December 31,
	2015	2014	% Change
Revenues	$3,103	$3,281	(5%)
Goodwill impairment	952	26	NM
Other operating expenses	2,974	3,075	(3%)
Operating income (loss)	$(823)	$180	NM
Interest expense, net	77	51	51%
Other (income) expense, net	2	6	(67%)
Income tax provision (benefit)	(21)	36	NM
Net income (loss)	$(881)	$87	NM
_______________________

NM	- Not Meaningful

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues
The following table presents our Revenues, by type, for the years ended December 31, 2015 and 2014 (in millions):

	Year Ended December 31,
	2015	2014	% Change
Revenues
Advertising
Print and other advertising	$1,324	$1,477	(10%)
Digital advertising	331	298	11%
Total advertising revenues	$1,655	$1,775	(7%)
Circulation	1,043	1,095	(5%)
Other	405	411	(1%)
Total revenues	$3,103	$3,281	(5%)
The following table presents our Revenues, by type, as a percentage of total revenues for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Revenues
Advertising	53%	54%
Circulation	34%	33%
Other	13%	13%
Total revenues	100%	100%
Advertising Revenues
We derive approximately half our revenues from the sale of advertising, primarily from our print magazines and with a lesser amount from our websites and marketing services. In 2015, our U.S. magazines accounted for 25.1% of the total U.S. advertising revenues generated across the industry by consumer magazines, excluding newspaper supplements. Our U.S. magazines accounted for 24.6% of such total industry revenues in 2014. In 2015, People, Sports Illustrated and InStyle were ranked 1, 3 and 8, respectively, among all U.S. magazines in U.S. advertising revenues, and we had seven of the top 25 magazines based on the same measure. We have generated significant digital advertising growth and we continue to invest in technology that will allow us to more effectively manage the delivery of content to our audiences. Advertising in our print and tablet editions and on our websites is predominantly consumer advertising, including beauty, food, fashion and retail, pharmaceutical, financial, media, travel, auto, technology and home. We have a diverse pool of advertisers, and no single advertising category accounted for more than 16% of our aggregate domestic advertising revenues in 2015. None of our advertising clients accounted for more than 5% of our aggregate domestic advertising revenues in 2015 or 2014.
We conduct our advertising sales through a combination of corporate and brand sales and marketing teams that sell advertising across media platforms. These teams handle our relationships with our largest corporate accounts and agencies, as well as relationships with smaller agencies and direct sales to clients. We continue to configure our teams to more effectively align ourselves with the current media environment, and leverage the collective strength of our brand portfolio. This includes introducing a category sales structure for our Pharmaceutical, Autos and Technology/Telecom marketers and agencies in early 2016. We also offer our advertisers a broad range of analytics and research services, including consumer insights, audience measurement and accountability reporting.

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
For the year ended December 31, 2015, Advertising revenues decreased 7% as compared to the year ended December 31, 2014. The decline in Advertising revenues was driven by lower Print and other advertising revenues. Domestic and international print advertising revenues declined $120 million and $33 million, respectively. The decline in print magazine advertising revenues was attributable to fewer advertising pages sold and a lower average price per page of advertising sold. Fewer advertising pages sold was primarily due to the continuing trend of advertisers shifting advertising spending from print to other media. Lower average price per page of advertising sold was primarily due to the mix of advertisers. As compared to the year ended December 31, 2014, our domestic titles experienced advertising declines in the beauty, fashion/retail and financial categories, partially offset by strong sales in the pharmaceutical category. We expect the adverse market conditions associated with our Print and other advertising revenues to continue at a slower rate of decline. The stronger U.S. dollar relative to the British pound also adversely impacted Print and other advertising revenues for the year ended December 31, 2015 by $8 million. For the year ended December 31, 2014, Print and other advertising revenues included $16 million of revenues from our GEX operations.
Partially offsetting the decline in our Print and other advertising revenues was an 11% increase in our Digital advertising revenues, primarily in video and programmatic sales. The stronger U.S. dollar relative to the British pound adversely impacted Digital advertising revenues for the year ended December 31, 2015 by $2 million. Included in Digital advertising revenues for the year ended December 31, 2014 were $17 million of revenues from our CNNmoney.com collaborative arrangement and $9 million of revenues from our GEX operations. The increase in Digital advertising revenues in 2015 as compared to 2014 reflects the continuing shift in advertiser and consumer demand from print to digital media as well as our increased focus on digital offerings. We expect the favorable trends in our Digital advertising revenues to continue.
Circulation Revenues
The components of Circulation revenues for the years ended December 31, 2015 and 2014 are as follows (in millions):

	Year Ended December 31,
	2015	2014	% Change
Circulation revenues
Subscription	$684	$716	(4%)
Newsstand	329	356	(8%)
Other circulation	30	23	30%
Total circulation revenues	$1,043	$1,095	(5%)
Circulation generates approximately one-third of our total revenues and is an important component in determining our advertising revenues since advertising rates depend on circulation and audiences. Most of our U.S. magazines are sold primarily by subscription and delivered to subscribers through the mail. Most of our international magazines are sold primarily at newsstands and other retail locations. Subscriptions are sold primarily through our owned websites, direct mail and email solicitations, online advertising, subscription sales agents, marketing agreements with other companies and insert cards in our magazines and other publications. Additionally, digital-only subscriptions and single-copy digital issues of our magazines are sold or distributed through various app stores and other digital storefronts across multiple platforms. We also sell bundled subscriptions that combine print delivery with cross-platform digital access. In 2015 and 2014, subscription sales generated approximately 66% and 65%, respectively, of our total circulation revenues, while newsstand and other sales accounted for the remainder.

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
Our retail distribution operations, Time Inc. Retail ("TIR") and Marketforce (UK) Ltd. ("Marketforce"), provide services relating to wholesale and retail distribution, billing and marketing. Under arrangements with our retail distribution operations, third-party wholesalers purchase our magazines and the magazines of our publisher clients, and those wholesalers sell and deliver copies of those magazines to individual retailers. Our retail distribution operations are paid by wholesalers for magazines they purchase, less credit for returns of unsold magazines. Our retail distribution operations generally advances funds to our publisher clients based on anticipated sales. Under the contractual arrangements with our publisher clients, in the United States, our publisher clients generally bear the risk of loss for non-payment of any amounts due from wholesalers with respect to their magazines, while in the United Kingdom we generally bear this risk. TIR and Marketforce also administer payments from our publisher clients to retailers for promotional allowances, including for the placement of magazines at retail locations.
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
For the year ended December 31, 2015, Circulation revenues decreased 5% as compared to the year ended December 31, 2014 primarily due to lower domestic and international Subscription revenues of $21 million and $11 million, respectively, and lower domestic and international Newsstand revenues of $3 million and $24 million, respectively. The stronger U.S. dollar relative to the British pound adversely impacted Circulation revenues for the year ended December 31, 2015 by $19 million. During the year ended December 31, 2014, Newsstand revenues were adversely impacted by $14 million from the wholesaler transition. For the year ended December 31, 2014, Circulation revenues included $3 million of revenues from our GEX operations. The decline in Circulation revenues was primarily due to the continued shift in consumer preference from print to digital media. We expect the market conditions associated with our Circulation revenues to continue.
Other Revenues
Other revenues primarily relate to marketing and support services provided to third-parties, events, licensing and branded book publishing.
Included within Other revenues are revenues from our subsidiary, Synapse Group, Inc. (“Synapse”), an affinity marketing company that partners with brick and mortar retailers, websites, airline frequent flier programs and customer service and direct response call centers. They are a robust marketer of magazine subscriptions in the United States. Building on their continuity marketing expertise, Synapse has diversified their business to also market other products and services. For example, Synapse manages several branded continuity membership programs and is developing

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

continuity programs for product partners.
For the year ended December 31, 2015, Other revenues decreased 1% as compared to the year ended December 31, 2014. The decrease in Other revenues was primarily attributable to declines at our book publishing business partially offset by the benefit of acquisitions and the Fortune Global Forum which was held in 2015 and not in 2014. The stronger U.S. dollar relative to the British pound adversely impacted Other revenues for the year ended December 31, 2015 by $4 million. During the year ended December 31, 2014, Other revenues were adversely impacted by $8 million from the wholesaler transition. Included in Other revenues for the year ended December 31, 2014 was $3 million of revenues from our GEX operations. We expect favorable trends in our Other revenues primarily attributable to acquisitions completed in 2015.
Operating Expenses
The components of Operating expenses for the years ended December 31, 2015 and 2014 are as follows (in millions):

	Year Ended December 31,
	2015	2014	% Change
Operating expenses
Costs of revenues
Production costs	$703	$742	(5%)
Editorial costs	375	435	(14%)
Other	130	104	25%
Total costs of revenues(a)	1,208	1,281	(6%)
Selling, general and administrative expenses(a)	1,471	1,484	(1%)
Asset impairments	—	26	NM
Goodwill impairment	952	26	NM
Restructuring and severance costs	191	192	(1%)
Depreciation	92	101	(9%)
Amortization of intangible assets	80	78	3%
(Gain) loss on operating assets, net	(68)	(87)	(22%)
Total operating expenses	$3,926	$3,101	27%
_______________________
NM - Not Meaningful

(a)	Costs of revenues and Selling, general and administrative expenses set forth above exclude depreciation.
Costs of Revenues
Costs of revenues consist of costs related to the production of magazines and books, editorial costs, as well as other costs. Production costs include paper, printing and distribution costs. A variety of factors affect paper prices and availability, including demand, capacity, raw material and energy costs and general economic conditions. Our current paper supply arrangements are based on an annual request-for-proposal process establishing a non-binding pricing framework for the year. Price and volume adjustments are negotiated from time to time under this pricing framework, typically on a quarterly basis. Effective January 2014, we have combined the bulk of our U.S. printing under multi-year contracts with a single printer. The Board of Governors of the USPS reviews prices for mailing services annually and periodically adjusts postage rates for each class of mail, including periodicals. Although prices and price increases for various USPS products vary, overall average price increases generally are capped by law at the rate of inflation as measured by the Consumer Price Index. Effective May 31, 2015, rates for all classes of mail were increased by approximately 2% by the Postal Regulation Commission.
For the year ended December 31, 2015, Costs of revenues decreased 6% as compared to the year ended December 31, 2014 primarily due to a decrease in Production costs and Editorial costs. Production costs decreased due to a lower

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

volume of pages produced and favorable paper and printing costs. Editorial costs decreased primarily as a result of previously announced cost savings initiatives, partially offset by costs associated with growth initiatives and the operations of acquired businesses. Other costs of revenues increased $26 million or 25% as compared to the prior year primarily from costs associated with growth initiatives and the operations of acquired businesses. The stronger U.S. dollar relative to the British pound favorably impacted Costs of revenues for the year ended December 31, 2015 by $14 million. Included within Costs of revenues for the year ended December 31, 2014 was $15 million of costs associated with our GEX operations and $8 million of costs associated with the CNNMoney.com collaborative arrangement.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") consist primarily of circulation promotion, advertising and selling expenses, and personnel and facility costs. For the year ended December 31, 2015, SG&A decreased 1% as compared to the year ended December 31, 2014 primarily due to benefits realized from previously announced cost savings initiatives, partially offset by expenses associated with growth initiatives and the operations of acquired businesses, incremental noncash rent expense associated with the relocation of our corporate headquarters and previously-announced sale-leaseback transactions (a portion of which was associated with temporary space) of $39 million and noncash losses of $6 million in connection with the settlement of our domestic excess pension plan. The stronger U.S. dollar relative to the British pound favorably impacted SG&A for the year ended December 31, 2015 by $12 million. Included within SG&A for the year ended December 31, 2014 was $21 million of expense associated with our GEX operations and $6 million of expense associated with our CNNMoney.com collaborative arrangement. SG&A was adversely impacted by $8 million during the year ended December 31, 2014 from the wholesaler transition.
Asset Impairments
There were no Asset impairments during the year ended December 31, 2015. During the year ended December 31, 2014, we recorded $26 million of Asset impairments primarily related to a building we classified as held for sale and our exit from certain other leased premises.
Goodwill Impairment
For the year ended December 31, 2015, we recorded a noncash Goodwill impairment charge of $952 million as described above. During the year ended December 31, 2014, we recorded a Goodwill impairment charge of $26 million in connection with the sale of GEX.
Restructuring and Severance Costs
For the years ended December 31, 2015 and 2014, we incurred Restructuring and severance costs of $191 million and $192 million, respectively, related to real estate consolidations primarily related to our former corporate headquarters at 1271 Avenue of the Americas in New York City and headcount reductions. The total number of employee terminations recognized in the years ended December 31, 2015 and 2014 was approximately 500 and 1,500, respectively. We do not currently expect significant severance or exit costs in 2016.
Depreciation
Depreciation expense was $92 million and $101 million for the years ended December 31, 2015 and 2014, respectively, reflecting a larger number of assets becoming fully depreciated as well as the absence of depreciation expense on our Birmingham, Alabama facility, which was sold in 2014.
Amortization of Intangible Assets
Amortization of intangible assets was $80 million and $78 million for the years ended December 31, 2015 and 2014, respectively. The increase in amortization expense was the result of newly acquired intangible assets in connection with acquisition of businesses in 2015.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Gain) Loss on Operating Assets, Net
Gain on sale of operating assets of $68 million for the year ended December 31, 2015 represented a gain on the sale of the Blue Fin Building. Additionally, a pretax gain of $97 million has been deferred and will be recognized ratably over the lease period. Gain on sale of operating assets of $87 million for the year ended December 31, 2014 represented a gain on the sale of our Menlo Park, California and Birmingham, Alabama properties and our Mexico-based GEX operations.
Operating Income (Loss)
Operating income (loss) was a loss of $823 million for the year ended December 31, 2015 and income of $180 million for the year ended December 31, 2014. Operating loss in 2015 was due to a higher Goodwill impairment charge. The wholesaler transition adversely impacted operating results during the year ended December 31, 2014 by $30 million.
Interest Expense, Net
Interest expense, net was $77 million and $51 million for the years ended December 31, 2015 and 2014, respectively. Interest income for the years ended December 31, 2015 and 2014 was insignificant.
The increase in Interest expense was the result of the issuance of the Senior Notes and the incurrence of the Term Loan during the second quarter of 2014. As discussed more fully in Note 8, "Debt," to the accompanying Financial Statements, during the second quarter of 2014, we issued $700 million aggregate principal amount of 5.75% unsecured Senior Notes due 2022 and entered into the Senior Credit Facilities providing for a Term Loan in an initial principal amount of $700 million due 2021 and a $500 million revolving credit facility (the "Revolving Credit Facility") which remains undrawn and matures in 2019. As a result of these transactions, Interest expense, net was substantially higher for periods after the incurrence of such indebtedness than for periods prior thereto.
Other (Income) Expense, Net
Other (income) expense, net was an expense of $2 million and $6 million for the years ended December 31, 2015 and 2014, respectively, and primarily consisted of losses from equity method investees.
Income Tax Provision (Benefit)
For the year ended December 31, 2015, our Income tax benefit was $21 million. For the year ended December 31, 2014, our Income tax provision was $36 million. Our effective income tax rate was 2% and 29% for the years ended December 31, 2015 and 2014, respectively. The change in the effective income tax rate from 2014 to 2015 was primarily due to the tax effect of the non-deductible Goodwill impairment (tax rate increase of 34%), the non-taxable sale of a subsidiary (tax rate benefit of 2%), and the effect of foreign operations (tax rate benefit of 1%).
Net Income (Loss)
Net income (loss) was a loss of $881 million for the year ended December 31, 2015 and income of $87 million for the year ended December 31, 2014. Net loss in 2015 reflected an Operating loss driven by the Goodwill impairment charge.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – year ended December 31, 2014 versus the year ended December 31, 2013
The table below provides a summary of our results of operations for the years ended December 31, 2014 and 2013 (in millions):

	Year Ended December 31,
	2014	2013	% Change
Revenues	$3,281	$3,354	(2%)
Operating expenses	3,101	3,024	3%
Operating income (loss)	$180	$330	(45%)
Interest expense, net	51	3	NM
Other (income) expense, net	6	1	NM
Income tax provision (benefit)	36	125	(71%)
Net income (loss)	$87	$201	(57%)
_______________________

NM	- Not Meaningful.
Revenues
The following table presents our Revenues, by type, for the years ended December 31, 2014 and 2013 (in millions):

	Year Ended December 31,
	2014	2013	% Change
Revenues
Advertising
Print and other advertising	$1,477	$1,527	(3%)
Digital advertising	298	280	6%
Total advertising revenues	$1,775	$1,807	(2%)
Circulation	1,095	1,129	(3%)
Other	411	418	(2%)
Total revenues	$3,281	$3,354	(2%)
The following table presents our Revenues, by type, as a percentage of total revenues for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Revenues
Advertising	54%	54%
Circulation	33%	34%
Other	13%	12%
Total revenues	100%	100%
Advertising Revenues
In 2014, our U.S. magazines accounted for 24.6% of the total U.S. advertising revenues generated across the industry by consumer magazines, excluding newspaper supplements. Our U.S. magazines accounted for 23.7% of such total industry revenues in 2013. In 2014, People, Sports Illustrated and InStyle were ranked 1, 3 and 4, respectively, among all U.S. magazines in U.S. advertising revenues and we had seven of the top 25 magazines based on the same measure. Advertising in our print and tablet editions and on our websites is predominantly consumer advertising, including beauty, food, fashion and retail, pharmaceutical, financial, media, travel, auto, technology and home. None

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of our advertising clients accounted for more than 5% of our aggregate domestic advertising revenues in 2014 or 2013.
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
Partially offsetting the decline in our Print and other advertising revenues were increases in our Digital advertising revenues in 2014 as compared to 2013. Included in Digital advertising revenues for the year ended December 31, 2014 were $25 million of revenues resulting from the AMG Acquisition, $1 million of revenues from our acquisition of Cozi Inc. in the second quarter of 2014 and $17 million from our CNNmoney.com partnership which terminated in June 2014 in connection with the Spin-Off. Included in Digital advertising revenues for the year ended December 31, 2013 were $7 million of revenues resulting from the AMG Acquisition and $49 million of revenues from our CNNmoney.com partnership. The increase in Digital advertising in 2014 as compared to 2013 reflects the shift in consumer demand from print to digital media as well as our increased focus on digital offerings.
Circulation Revenues
The components of Circulation revenues for the years ended December 31, 2014 and 2013 are as follows (in millions):

	Year Ended December 31,
	2014	2013	% Change
Circulation revenues
Subscription	$716	$721	(1%)
Newsstand	356	389	(8%)
Other circulation	23	19	21%
Total circulation revenues	$1,095	$1,129	(3%)
For the years ended December 31, 2014 and 2013, subscription sales generated approximately 65% and 64%, respectively, of our total circulation revenues, while newsstand and other sales accounted for the remainder.
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

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Revenues
For the year ended December 31, 2014, Other revenues decreased 2% as compared to the year ended December 31, 2013. Included within Other revenues for the year ended December 31, 2014 was $40 million associated with the AMG Acquisition and $3 million from our GEX operations. Included within Other revenues for the year ended December 31, 2013 was $8 million of revenues associated with the AMG Acquisition and $7 million from our GEX operations. The decrease in Other revenues was primarily attributable to lower revenues at our subscription marketing business of approximately $13 million, the absence of revenues from the Fortune Global Forum, which was held in 2013 and occurs every other year (impact of approximately $11 million) and lower revenues of approximately $10 million in our book publishing business, of which $8 million consisted of the negative impact to our bookazine business from the wholesaler transition.
Operating Expenses
The components of Operating expenses for the years ended December 31, 2014 and 2013 are as follows (in millions):

	Year Ended December 31,
	2014	2013	% Change
Operating expenses
Costs of revenues
Production costs	$742	$779	(5%)
Editorial costs	435	443	(2%)
Other	104	100	4%
Total costs of revenues(a)	1,281	1,322	(3%)
Selling, general and administrative expenses(a)	1,484	1,446	3%
Asset impairments	26	79	(67%)
Goodwill impairment	26	—	NM
Restructuring and severance costs	192	63	NM
Depreciation	101	85	19%
Amortization of intangible assets	78	42	86%
(Gain) loss on operating assets, net	(87)	(13)	NM
Total operating expenses	$3,101	$3,024	3%
_______________________
NM - Not Meaningful.

(a)	Costs of revenues and Selling, general and administrative expenses set forth above exclude depreciation.
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

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses
For the year ended December 31, 2014, SG&A increased as compared to the year ended December 31, 2013 primarily due to higher costs of $61 million resulting from the AMG Acquisition, partially offset by benefits realized from previously announced cost savings initiatives, including savings from restructuring in both the first quarters of 2014 and 2013. Other items increasing SG&A for the year ended December 31, 2014 as compared to the year ended December 31, 2013 included stock compensation, in light of the absence of grants in the prior year, public company costs and the wholesaler transition.
Asset Impairments
The results for the year ended December 31, 2014 included $26 million of fixed asset impairments primarily related to a building held for sale and our exit from certain other leased premises. The results for the year ended December 31, 2013 included $79 million of noncash impairments, of which $78 million related to certain tradenames.
Goodwill Impairment
During the year ended December 31, 2014, we recorded a Goodwill impairment charge of $26 million in connection with the sale of our Mexico-based GEX operations.
Restructuring and Severance Costs
For the years ended December 31, 2014 and 2013, we incurred Restructuring and severance costs primarily related to headcount reductions and other exit activities. The total number of accrued employee terminations in the years ended December 31, 2014 and 2013, was approximately 1,500 and 600, respectively.
Depreciation
Depreciation expense was $101 million and $85 million for the years ended December 31, 2014 and 2013, respectively, and reflected an accelerated depreciation charge on our tenant improvements at our New York City headquarters at 1271 Avenue of the Americas. This accelerated depreciation charge affected our results of operations for the year ended December 31, 2014 by $16 million.
Amortization of Intangible Assets
Amortization of intangible assets was $78 million and $42 million for the years ended December 31, 2014 and 2013, respectively. The increase in expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily related to the classification of certain previously defined indefinite-lived intangibles to finite lives of 17 years effective January 1, 2014.
(Gain) Loss on Operating Assets
During the year ended December 31, 2014, we recognized a pretax gain of $76 million on the sale of our Menlo Park, California property, $10 million on the sale of our Birmingham, Alabama properties, and $1 million on the sale of our Mexico-based GEX operations. For the year ended December 31, 2013, we recognized a $13 million pretax gain resulting from the settlement of a pre-existing contractual arrangement with AEP in connection with the AMG Acquisition.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Income (Loss)
Operating income was $180 million and $330 million for the years ended December 31, 2014 and 2013, respectively. Operating income decreased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to higher Restructuring and severance costs, higher Selling, general and administrative expenses and lower Revenues, partially offset by higher gains from the disposition of operating assets.
Interest Expense, Net
Interest expense, net was $51 million and $3 million for the years ended December 31, 2014 and 2013, respectively. Interest income for the years ended December 31, 2014 and 2013 was insignificant.
The increase in Interest expense was the result of the issuance of the Senior Notes and Term Loan during the second quarter of 2014. See Note 8, "Debt" to the accompanying Financial Statements.
Other (Income) Expense, Net
Other expense, net, which primarily relates to losses from equity method investees, was a loss of $6 million and $1 million for the years ended December 31, 2014 and 2013, respectively.
Income Tax Provision (Benefit)
For the years ended December 31, 2014 and 2013, our Income tax provision was $36 million and $125 million, respectively. Our effective income tax rate was 29% and 38% for the years ended December 31, 2014 and 2013, respectively. The change in the effective income tax rate from 2013 to 2014 was primarily due to the utilization of the tax loss generated on the sale of GEX (tax rate benefit of 16%) offset by the effect of foreign operations (tax rate increase of 7%).
Net Income (Loss)
Net income was $87 million and $201 million for the years ended December 31, 2014 and 2013, respectively. The decrease in 2014 as compared to 2013 primarily reflected lower Operating income and higher interest expense, partially offset by lower income tax expense.
LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated positive net cash flow from operating activities. Sources of cash primarily include cash flow from operations, amounts available under our Revolving Credit Facility and access to capital markets. Our access to additional borrowings under the Revolving Credit Facility is subject to the satisfaction of customary borrowing conditions, including the absence of any event or circumstance having a material adverse effect on our business. In addition, the obligation of the financial institutions under our Revolving Credit Facility are several and not joint, and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to other sources of capital such as the public bond markets. However, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including (i) our financial condition, prospects and credit rating, (ii) the liquidity of the overall capital markets and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on favorable terms or at all. As of December 31, 2015, total Cash and cash equivalents were $651 million, including $107 million held by foreign subsidiaries. As of December 31, 2015, we also held Short-term investments consisting of term deposits of $60 million with original maturities of greater than three months and remaining maturities of less than one year.
In 2015, we obtained net cash proceeds of $623 million from the sale of the Blue Fin Building. In connection with the sale, we executed foreign exchange forward contracts to convert a portion of the proceeds from British pound sterling to United States dollars. The forward contracts were executed contemporaneously with the execution of the sales contract and settled contemporaneously with the final sale closing. Foreign exchange gains on the forward contracts were offset by foreign exchange losses on the sale proceeds.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal uses of cash that affect our liquidity position include the following: operational expenditures including employee costs, paper purchases, capital expenditures; acquisitions; dividends and stock repurchases; debt repurchases and debt service costs, including interest and principal payments on our Senior Notes and Senior Credit Facilities; investments; and income tax payments. Of the up to $300 million of stock repurchases and $200 million for debt repayments and/or repurchases authorized by our Board of Directors, $217 million and $100 million, respectively, remains unused as of February 5, 2016. We have been financing, and expect to finance in the future, repurchases under our 2015 share repurchase authorization and fund debt repayments and/or repurchases out of working capital and/or cash balances.
We have evaluated and expect to continue to evaluate possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the issuance of other securities or the assumption of indebtedness. In accordance with the provisions of our debt agreements, we may under certain circumstances be required to use the net cash proceeds of asset sales out of the ordinary course of business (including proceeds from sale-leaseback transactions) to prepay our debt unless we invest (or commit to invest) such proceeds in our business within 15 months of receipt.
On February 11, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on February 29, 2016, payable on March 15, 2016. Our Board of Directors has declared regular quarterly dividends of $0.19 per common share in each quarter since October 2014 resulting in dividend payments of approximately $21 million per quarter. We currently intend to continue to declare regular quarterly dividends on our outstanding common stock in respect of each completed fiscal quarter. The declaration and amount of any actual dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions.
We believe that a combination of cash-on-hand, cash generated from operating activities, sale/leaseback transactions and availability under our Revolving Credit Facility will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our funding and investment requirements over the next twelve months and over the long-term.
Our level of debt could have important consequences on our business, including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. In addition, economic or market disruptions could lead to a decrease in demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position. As of December 31, 2015, the only utilization under the Revolving Credit Facility was letters of credit in the face amount of $3 million. Subject to the satisfaction of customary conditions, undrawn revolver commitments are available to be drawn for our general corporate purposes. We were in compliance with all of our debt covenants as of the filing of this annual report on Form 10-K.
Sources and Uses of Cash
Cash and cash equivalents increased by $132 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014; increased $473 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013; and decreased $35 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The components of these changes are discussed below.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Activities
Details of Cash provided by operations are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(881)	$87	$201
Adjustments to reconcile net income (loss) to cash provided by (used in) operations
Depreciation and amortization	172	179	127
Amortization and write-offs of deferred financing costs and discounts on indebtedness	6	3	—
(Gain) loss on pension settlement	6	1	—
Asset impairments	—	26	79
Goodwill impairment	952	26	—
(Gain) loss on operating assets, net	(68)	(87)	—
(Gain) loss on repurchases of 5.75% Senior Notes	(2)	—	—
(Gain) loss on non-operating assets, net	(2)	—	—
(Gain) loss on equity method of investee companies, net of cash distributions	8	12	2
Equity-based compensation expense	35	35	18
Deferred income taxes	19	(23)	28
All other net, including working capital changes	(91)	22	(37)
Cash provided by operations(a)	$154	$281	$418
___________________________

(a)
Includes foreign net income taxes paid of $3 million in each of the years ended December 31, 2015 and 2014 and $7 million for the year ended December 31, 2013. Includes domestic net income taxes paid of $32 million, $37 million and nil for the years ended December 31, 2015, 2014 and 2013, respectively.

The decrease in Cash provided by operations for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily reflects cash used for working capital. Included within the cash outflow for working capital was a payment of $75 million in connection with the New Pension Support Agreement. The decrease in Cash provided by operations for the year ended December 31, 2014 as compared with the year ended December 31, 2013 primarily reflected a lower Net income offset by a decrease in cash used for working capital.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing Activities
Details of Cash provided by (used in) investing activities are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Acquisitions, net of cash acquired	$(141)	$(18)	$13
(Investments in) divestitures of equity affiliates	2	(20)	(3)
Proceeds from dispositions	627	176	1
Purchases of short-term investments	(100)	—	—
Maturities of short-term investments	40	—	—
Capital expenditures	(212)	(41)	(34)
Cash provided by (used in) investing activities	$216	$97	$(23)
Cash provided by investing activities for the year ended December 31, 2015 as compared with the year ended December 31, 2014 increased due to proceeds from the sale of the Blue Fin Building, our corporate headquarters in the U.K., partially offset by higher capital expenditures, primarily associated with the relocation of our corporate headquarters in New York City and other facilities, acquisition activities, primarily associated with digital investments and adjacent revenue streams, and reallocation of cash to short-term investments. Cash provided by investing activities for the year ended December 31, 2014 as compared with cash used in investing activities for the year ended December 31, 2013 reflected the proceeds from the sale of our Menlo Park, California and Birmingham, Alabama facilities and the sale of our Mexico-based GEX operations.
Financing Activities
Details of Cash (used in) provided by financing activities are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Purchase of common stock	$(61)	$—	$—
Repurchase of 5.75% Senior Notes	(72)	—	—
Proceeds from the issuance of debt	—	1,377	—
Financing costs	—	(13)	—
Principal payments on Term Loan	(7)	(4)	—
Withholding taxes paid on equity-based compensation	(12)	—	—
Excess tax benefits from equity-based compensation	—	—	34
Dividends paid	(84)	(21)	—
Transfer to Time Warner in connection with Spin-Off	—	(1,400)	—
Net transfers (to) from Time Warner	—	159	(464)
Cash provided by (used in) financing activities	$(236)	$98	$(430)

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash used in financing activities for the year ended December 31, 2015 as compared with cash provided by financing activities for the year ended December 31, 2014 primarily reflected dividends paid on our common stock and repurchases of our common stock and Senior Notes. Cash provided by financing activities for the year ended December 31, 2014 as compared with cash used in financing activities for the year ended December 31, 2013 primarily reflected net transfers from Time Warner.
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

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The indenture governing the Senior Notes and the credit agreement governing the Senior Credit Facilities limit, among other things, our ability and the ability of our subsidiaries to incur or guarantee additional indebtedness or sell preferred or mandatorily redeemable stock; to pay dividends on, make distributions in respect of, repurchase or redeem capital stock; to make investments or acquisitions; to sell, transfer or otherwise dispose of certain assets; to allow liens to exist on our assets; to enter into sale/leaseback transactions; to consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets; or to enter into certain transactions with affiliates. These limitations restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations. With respect to the Revolving Credit Facility only, we are required to maintain a consolidated secured net leverage ratio (as defined in the credit agreement governing the Senior Credit Facilities) not to exceed 2.75x to 1.00x, as tested at the end of each fiscal quarter. We were in compliance with all provisions of our debt agreements as of the filing of this annual report on Form 10-K.
Our Board of Directors has authorized discretionary principal debt repayments and/or repurchases of up to $200 million in the aggregate on our Term Loan and our 5.75% Senior Notes. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board of Directors. The extent to which we repay and/or repurchase our debt and the timing of such repayments and/or repurchases will depend on a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by us from time to time. The authorization may be suspended or discontinued at any time without notice. We have been financing, and expect to finance in the future, such principal debt repayments and/or repurchases out of working capital and/or cash balances. In the fourth quarter of 2015, we repurchased $75 million in aggregate principal of our 5.75% Senior Notes at a discount with accrued interest totaling $73 million and recognized a pretax gain on extinguishment of $2 million. From January 1, 2016 through February 5, 2016, we repurchased an additional $25 million in aggregate principal of our 5.75% Senior Notes at a discount with accrued interest totaling $23 million and recognized a pretax gain on extinguishment of $2 million.
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

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes our aggregate financing and contractual obligations at December 31, 2015 and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payment Due In
	2016	2017	2018	2019	2020	Thereafter	Total
Off-balance sheet arrangements:
Creative talent and employment agreements	$7	$3	$1	$1	$—	$—	$12
Advertising, marketing and sponsorship obligations	16	2	—	—	2	—	20
Information technology and licensed services	24	9	4	1	—	—	38
Other administrative obligations	22	11	9	1	—	—	43
Operating leases(a)(b)(c)	134	44	62	61	57	583	941
Contractual obligations reflected on the balance sheet:
Debt obligations(d)	75	74	74	73	71	1,342	1,709
Benefit plans(e)	15	17	18	19	22	130	221
Total commitments(f)	$293	$160	$168	$156	$152	$2,055	$2,984
__________________________

(a)
We have long-term, noncancelable operating lease commitments for office space, studio facilities and equipment. Future minimum operating lease payments have been reduced by future minimum sublease income of $32 million in 2016, $33 million in 2017, $4 million in 2018, $4 million in 2019, $4 million in 2020 and $21 million thereafter. Rent expense was $103 million, $91 million and $82 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(b)
During the fourth quarter of 2015, we sold the Blue Fin Building in the U.K. for £415 million ($629 million at exchange rates on the date of consummation of the sale) and agreed to lease back office space from the buyer through 2025. In 2014, we sold our properties in Birmingham, Alabama for $58 million and agreed to lease back office space from the buyer through 2015 in two buildings and through 2030 in the third building. Lease obligations in connection with these new operating leases are reflected within the table above.

(c)
In connection with our exit from the Time and Life Building at 1271 Avenue of the Americas in November 2015, we entered into an agreement with the landlord which gave us an option to surrender certain floors for $86 million, which we exercised (and the related payment made) in January 2016. Our minimum rental obligation for the remaining floors was also reduced to a total of $68 million, payable ratably through 2017, partially offset by sublease income of $59 million payable to us ratably through 2017.

(d)	Includes future payments of principal and interest due on our Term Loan and Senior Notes. Interest on variable rate debt is calculated based on the prevailing interest rate as of December 31, 2015.

(e)
Accrued benefit liability for pension and other postretirement benefit plans is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. A portion of the payments under our Company-sponsored qualified pension plans will be made out of existing assets of the pension plans and not our cash.

(f)
The contractual obligations table above does not include any liabilities for uncertain income tax positions as we are unable to reasonably predict the ultimate amount or timing of settlement of our liabilities for uncertain income tax positions. At December 31, 2015, the liability for uncertain tax positions was $35 million, excluding the related accrued interest liability of $7 million and deferred tax assets of $5 million. See Note 9 "Income Taxes." Additionally, the contractual obligations table above does not include any liabilities under our Revolving Credit Facility except for customary unused fees. The Revolving Credit Facility was undrawn as of December 31, 2015, except for the $3 million in letters of credit issued thereunder and we cannot reasonably predict any potential draw downs on the Revolving Credit Facility. In addition to the letters of credit under the Revolving Credit Facility we maintain letters of credit under various financial institutions which aggregated $3 million as of December 31, 2015. Certain of our foreign subsidiaries have access to lines of credit which aggregated $3 million and remained undrawn as of December 31, 2015.

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contingencies
We are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law. See to Note 15, "Commitment and Contingencies – Legal Proceedings," to the accompanying Financial Statements.
Income Tax Uncertainties
Our operations are subject to tax in various domestic and international jurisdictions and are regularly audited by federal, state and foreign tax authorities. We believe we have appropriately accrued for the expected outcome of all pending tax matters and do not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on our financial condition, future results of operations or liquidity. In connection with the Spin-Off, we entered into the Tax Matters Agreement with Time Warner that requires us to indemnify Time Warner for certain tax liabilities for periods prior to the Spin-Off. See Note 17, "Relationship Between Time Inc. and Time Warner," to the accompanying Financial Statements.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” and words and terms of similar substance in connection with discussion of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding the adequacy of our liquidity to meet our needs for the foreseeable future, our expectation that the market conditions that have adversely affected our subscription and advertising revenues will continue and the estimates of repurchases of our common stock and/or our debt in connection with our Board of Directors authorization.
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

•	the other risks and uncertainties detailed in Part I, Item 1A. "Risk Factors," in this annual report on Form 10-K.
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
CRITICAL ACCOUNTING POLICIES
Our Financial Statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in those financial statements and accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. We consider policies relating to the following matters to be critical accounting policies:

•	Gross versus Net Revenue Recognition;

•	Impairment of Goodwill and Long-Lived Assets;

•	Sales Returns;

•	Pension Benefits; and

•	Income Taxes.
Gross versus Net Revenue Recognition
In the normal course of business, we act as or use an intermediary or agent in executing transactions with third parties. In connection with these arrangements, we must determine whether to report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commission or other payment to third parties is recorded as expense so that the net amount (gross revenues less expense) is reflected in Operating income (loss). Accordingly, the impact on Operating income (loss) is the same whether we record revenue on a gross or net basis.

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
Impairment of Goodwill and Long-Lived Assets
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. A reporting unit is either the "operating segment level" or one level below, which is referred to as a "component." The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business or whether the operations are similar such that they should be aggregated for purposes of the impairment test. We have one reportable operating segment. For purposes of the goodwill impairment test, management has concluded that we have three reporting units.
In assessing goodwill for impairment, we have the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of our reporting unit is less than its carrying amount, we are not required to perform any additional tests in assessing goodwill for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, then we are required to perform the first step of a two-step impairment review process. The first step of the two-step process involves a comparison of the estimated fair value of our reporting unit to its carrying amount. In performing the first step, we determine the fair value of our reporting unit using a combination of a market-based approach and an income-based discounted cash flow ("DCF") analysis, equally weighting the estimated fair value from each approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates and perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on our most recent budgets and long range plans and, when applicable, various growth rates are assumed for years beyond the current long range plan period. Discount rate assumptions are based on an assessment of market rates as well as the risk inherent in the future cash flows included in the budgets and long range plans. Our market-based approach utilizes our market capitalization and a control premium. The second step, if necessary, involves a comparison of the implied fair value of our reporting unit’s goodwill against the carrying value of that goodwill.
Given the then pending sale of the Blue Fin Building, a decline in our publicly traded share price and recent trends in our advertising and circulation revenues, we assessed Goodwill for impairment as of September 30, 2015. In performing the first step, we determined the fair value of the reporting unit using a combination of a market-based approach and a DCF analysis, equally weighting the estimated fair value from each approach. We also considered the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industry in which we compete; and relative weighting of the DCF and market approaches. The cash flows employed in the DCF analyses were based on our long range plans adjusted for market trends and a long term growth rate. Discount rate assumptions were based on an assessment of market rates as well as the risk inherent in the future cash flows included in our estimates. In applying the market approach, we multiplied the average stock price of $18.93 on September 30, 2015 by the 109.77 million common shares outstanding, to determine the common equity value on a non-controlling basis. In order to determine the value of the common equity on a controlling basis, a control premium was applied. The significant assumptions utilized in the DCF analyses included a discount rate and a terminal growth rate. Specifically, in determining the fair value of the reporting unit for goodwill impairment testing purposes, we decreased our long-term estimates of

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the reporting unit's operating results and cash flows and incorporated a Company-specific risk premium into the discount rate to account for unquantified risk that may still be present in the decreased forecast. We completed step one of our goodwill impairment testing and determined that the fair value of the reporting unit was lower than its carrying value. This required us to proceed to step two of the impairment analysis.
The second step of the analysis included allocating the calculated fair value (determined in the first step) of the reporting unit to its assets and liabilities to determine an implied fair value of goodwill. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in an acquisition. That is, the estimated fair value of the reporting unit was allocated to all of the assets and liabilities of the unit (including unrecognized intangibles such as advertiser and subscriber relationships) as if the Company had been acquired and the estimated fair value was the purchase price paid. Given the then pending sale of the Blue Fin Building, the fair value allocated to that asset reflected the sale price in the related sale agreement, which price exceeded the building's carrying value by approximately $400 million. Based on our analyses, the implied fair value of the goodwill was substantially lower than the carrying value of the goodwill for the reporting unit. Accordingly, we recorded a noncash Goodwill impairment charge of $952 million ($943 million, net of tax) during the third quarter of 2015.
In addition to the interim impairment testing of goodwill, we conducted our annual impairment test as of December 31, 2015. At December 31, 2015, we performed our annual goodwill impairment test on the newly acquired Sports Illustrated Play and inVNT reporting units by performing a qualitative assessment. The qualitative factors we considered included, but were not limited to, general economic conditions, industry and market considerations, and forecasted financial performance. As a result of our qualitative assessment, we concluded that it was more-likely-than-not that our goodwill was not impaired and we did not need to perform a quantitative assessment for these two reporting units. As it relates to the reporting unit comprised of the Company's core business, we elected not to perform a qualitative assessment of goodwill and instead proceeded to perform a quantitative impairment test. The results of the quantitative test did not result in any further impairment of Goodwill because the fair value of our reporting unit exceeded its carrying value. Had the fair value of our reporting unit been hypothetically lower by 12% as of December 31, 2015, the carrying value of our reporting unit would have exceeded its fair value as of December 31, 2015. If this were to occur, the second step of the impairment review process would need to be performed to determine the amount of impairment loss to record. The significant assumptions utilized in the 2015 DCF analysis were a discount rate of 10% and a terminal growth rate of 1.0%, which resulted in an estimated enterprise fair value of approximately $3.7 billion. In applying the market approach we calculated the common equity value using the closing price of our common stock on December 31, 2015. We multiplied the average high/low stock price on December 31, 2015 of $15.56 by the 106.03 million common shares outstanding, indicating a common equity value of approximately $1.7 billion on a non-controlling basis. In order to determine the value of the common equity on a controlling basis, a control premium was applied. We utilized data from FactSet Mergers and Capital IQ for all transactions involving U.S. companies during the past three years and for transactions involving U.S. companies with the same industry classification as us over various time periods. The data indicated a wide range of control premiums ranging from 3% to 95% for deals that have taken place in the last three years and we conservatively selected 10% as a control premium. Applying a control premium of 10% resulted in an estimated enterprise fair value on a controlling basis of approximately $3.1 billion.
We continue to experience declines in our print advertising and circulation revenues as a result of the continuing shift in consumer preference from print media to digital media and how consumers engage with digital media. If print media market conditions worsen, if the price of our publicly traded stock declines, or if our performance fails to meet current expectations, it is possible that the carrying value of our reporting units, will exceed their fair values, which could result in recognition of an additional noncash impairment of Goodwill that could be material.
Long-lived assets, including finite-lived intangible assets (e.g., tradenames, customer lists and property, plant and equipment), do not require that an annual impairment test be performed. Instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for continued use requires a comparison of cash flows expected to be generated over the useful life of an asset or group of assets ("asset group") against the carrying value of the asset group. An asset group is established by identifying the lowest level of cash flows

TIME INC
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

generated by the asset or group of assets that are largely independent of the cash flows of other assets. If the intent is to hold the asset group for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against its carrying value. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the estimated fair value of the asset group and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset group. If the intent is to hold the asset group for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale and there is an active program to locate a buyer), the impairment test involves comparing the asset group’s carrying value to its estimated fair value less cost to sell. To the extent the carrying value is greater than the estimated fair value less cost to sell, an impairment loss is recognized for the difference. Significant judgments in this area involve determining the appropriate asset group level at which to test, determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value. There were no asset impairments in 2015.
Sales Returns
Management’s estimate of magazine and product sales that will be returned is an area of judgment affecting Revenues and Net income. In estimating magazine and product sales that will be returned, management analyzes vendor sales of our magazines and products, historical return trends, economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any magazine and product sale that provides the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. Total sales returns reserves for magazines and product sales as of December 31, 2015 and 2014 were $179 million and $180 million, respectively. As of December 31, 2015, a 10% increase in the level of sales returns reserves would have decreased revenues by approximately $9 million.
Pension Benefits
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
Effective December 31, 2015, we changed our estimate of the service and interest cost components of net periodic benefit cost for our pension benefit plans. Previously, we estimated service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The new estimate provides a more precise measurement of future service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The change does not affect the measurement of our pension benefit obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. In 2016, the change in estimate is expected to reduce net periodic benefit cost by $3 million when compared to the prior estimate.
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

TIME INC.
INDEX TO FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION

Page

Management's Report on Internal Controls over Financial Reporting	F-1

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014	F-4

Consolidated Statements of Operations for the years ended December 31, 2015 and December 31, 2014 and Combined Statement of Operations for the year ended December 31, 2013	F-5

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015 and December 31, 2014 and Combined Statement of Comprehensive Income (Loss) for the year ended December 31, 2013
F-6

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015 and December 31, 2014 and Combined Statement of Stockholders' Equity for the year ended December 31, 2013	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and December 31, 2014 and Combined Statement of Cash Flows for the year ended December 31, 2013	F-8

Notes to the Consolidated and Combined Financial Statements	F-9

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013	F-65

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Time Inc. and its subsidiaries' (the “Company”) internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes self-monitoring mechanisms and actions taken to correct deficiencies as they are identified. Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.
Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2015 based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its evaluation, management concluded that, as of December 31, 2015, Time Inc. maintained effective internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

TIME INC.

By:	/s/ Joseph Ripp
Joseph Ripp
Chief Executive Officer

By:	/s/ Jeffrey Bairstow
Jeffrey Bairstow
Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Time Inc.:
We have audited the accompanying consolidated balance sheets of Time Inc. as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Inc. at December 31, 2015 and 2014, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2016 expressed an unqualified opinion thereon.
/s/   Ernst & Young LLP
New York, New York
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Time Inc.:
We have audited Time Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Time Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Time Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Time Inc. as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 19, 2016 expressed an unqualified opinion thereon.
/s/   Ernst & Young LLP
New York, New York
February 19, 2016

TIME INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$651	$519
Short-term investments	60	—
Receivables, less allowances of $248 and $255 at December 31, 2015 and 2014, respectively	484	488
Inventories, net of reserves	35	48
Deferred tax assets	—	84
Prepaid expenses and other current assets	187	116
Total current assets	1,417	1,255

Property, plant and equipment, net	267	369
Intangible assets, net	1,046	1,085
Goodwill	2,038	3,117
Other assets	116	70
Total assets	$4,884	$5,896

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$683	$621
Deferred revenue	436	458
Current portion of long-term debt	7	7
Total current liabilities	1,126	1,086

Long-term debt	1,286	1,364
Deferred tax liabilities	242	313
Deferred revenue	89	94
Other noncurrent liabilities	332	168
Commitments and contingencies (Note 15)

Stockholders' Equity
Common stock, $0.01 par value, 400 million shares authorized; 106.03 million and 109.05 million shares issued and outstanding at December 31, 2015 and 2014, respectively	1	1
Preferred stock, $0.01 par value, 40 million shares authorized; none issued	—	—
Additional paid-in-capital	12,604	12,665
Accumulated deficit	(10,570)	(9,626)
Accumulated other comprehensive loss, net	(226)	(169)
Total stockholders' equity	1,809	2,871
Total liabilities and stockholders' equity	$4,884	$5,896

See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues
Advertising	$1,655	$1,775	$1,807
Circulation	1,043	1,095	1,129
Other	405	411	418
Total revenues	3,103	3,281	3,354
Costs of revenues	1,219	1,295	1,337
Selling, general and administrative expenses	1,552	1,571	1,516
Amortization of intangible assets	80	78	42
Restructuring and severance costs	191	192	63
Asset impairments	—	26	79
Goodwill impairment	952	26	—
(Gain) loss on operating assets, net	(68)	(87)	(13)
Operating income (loss)	(823)	180	330
Interest expense, net	77	51	3
Other (income) expense, net	2	6	1
Income (loss) before income taxes	(902)	123	326
Income tax provision (benefit)	(21)	36	125
Net income (loss)	$(881)	$87	$201

Per share information attributable to Time Inc. common stockholders:
Basic net income (loss) per common share	$(8.32)	$0.80	$1.85
Weighted average basic common shares outstanding	105.94	109.10	108.94
Diluted net income (loss) per common share	$(8.32)	$0.80	$1.85
Weighted average diluted common shares outstanding	105.94	109.52	108.94
Cash dividends declared per share of common stock	$0.76	$0.19	$—

See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(881)	$87	$201

Other comprehensive income (loss), net of tax

Foreign currency translation
Unrealized gains (losses) occurring during the period	(37)	(41)	31
Reclassification adjustment for (gains) losses on foreign currency realized in net income (loss)	1	(1)	—
Net foreign currency translation gains (losses)	(36)	(42)	31

Benefit obligations
Unrealized gains (losses) occurring during the period	(28)	(16)	(4)
Reclassification adjustment for (gains) losses realized in net income (loss)	7	5	2
Net benefit obligations	(21)	(11)	(2)

Other comprehensive income (loss)	(57)	(53)	29

Comprehensive income (loss)	$(938)	$34	$230

See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Time Warner Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance, December 31, 2012	$—	$—	$4,429	$—	$(145)	$4,284
Net income (loss)	—	—	201	—	—	201
Other comprehensive income (loss)	—	—	—	—	29	29
Net transactions with Time Warner	—	—	(472)	—	—	(472)
Balance, December 31, 2013	$—	$—	$4,158	$—	$(116)	$4,042
Net income (loss)	—	—	(69)	156	—	87
Other comprehensive income (loss)	—	—	—	—	(53)	(53)
Dividends	—	(21)	—	—	—	(21)
Equity-based compensation and other	—	33	2	—	—	35
Net transactions with Time Warner	—	—	(1,219)	—	—	(1,219)
Conversion of Time Warner Investment	1	12,653	(2,872)	(9,782)	—	—
Balance, December 31, 2014	$1	$12,665	$—	$(9,626)	$(169)	$2,871
Net income (loss)	—	—	—	(881)	—	(881)
Other comprehensive income (loss)	—	—	—	—	(57)	(57)
Dividends declared	—	(84)	—	—	—	(84)
Purchase of common stock	—	—	—	(63)	—	(63)
Equity-based compensation and other	—	23	—	—	—	23
Balance, December 31, 2015	$1	$12,604	$—	$(10,570)	$(226)	$1,809

See accompanying notes.

TIME INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(881)	$87	$201
Adjustments to reconcile net income (loss) to cash provided by (used in) operations
Depreciation and amortization	172	179	127
Amortization and write-offs of deferred financing costs and discounts on indebtedness	6	3	—
(Gain) loss on pension settlement	6	1	—
Asset impairments	—	26	79
Goodwill impairment	952	26	—
(Gain) loss on operating assets, net	(68)	(87)	—
(Gain) loss on repurchases of 5.75% Senior Notes	(2)	—	—
(Gain) loss on non-operating assets, net	(2)	—	—
(Gain) loss on equity method of investee companies, net of cash distributions	8	12	2
Equity-based compensation expense	35	35	18
Deferred income taxes	19	(23)	28
Changes in operating assets and liabilities
Receivables	18	(19)	67
Inventories	12	9	32
Prepaid expenses and other assets	(129)	(36)	(27)
Accounts payable and other liabilities	40	35	(94)
Other, net	(32)	33	(15)
Cash provided by (used in) operations	154	281	418

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(141)	(18)	13
(Investments in) divestitures of equity affiliates	2	(20)	(3)
Proceeds from dispositions	627	176	1
Purchases of short-term investments	(100)	—	—
Maturities of short-term investments	40	—	—
Capital expenditures	(212)	(41)	(34)
Cash provided by (used in) investing activities	216	97	(23)

FINANCING ACTIVITIES
Purchase of common stock	(61)	—	—
Repurchase of 5.75% Senior Notes	(72)	—	—
Proceeds from the issuance of debt	—	1,377	—
Financing costs	—	(13)	—
Principal payments on Term Loan	(7)	(4)	—
Withholding taxes paid on equity-based compensation	(12)	—	—
Excess tax benefits from equity-based compensation	—	—	34
Dividends paid	(84)	(21)	—
Transfer to Time Warner in connection with Spin-Off	—	(1,400)	—
Net transfers (to) from Time Warner	—	159	(464)
Cash provided by (used in) financing activities	(236)	98	(430)
Effect of exchange rate changes on Cash and cash equivalents	(2)	(3)	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	132	473	(35)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	519	46	81
CASH AND CASH EQUIVALENTS, END OF PERIOD	$651	$519	$46

See accompanying notes.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Time Inc., together with its subsidiaries (collectively, the "Company", "we", "us" or "our"), is one of the world's leading media companies, with a monthly global print audience of over 120 million and more than 150 million monthly visitors to its worldwide digital properties, including over 60 websites. Our influential brands include People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly, Travel + Leisure, Cooking Light, Fortune and Food & Wine, as well as more than 50 diverse titles in the United Kingdom such as Decanter, Horse & Hound and Wallpaper*. Time Inc. is home to celebrated franchises and events including the Fortune 500, Time 100, People’s Sexiest Man Alive, Sports Illustrated’s Sportsperson of the Year, the Food & Wine Classic in Aspen, the Essence Festival and the biennial Fortune Global Forum. Hundreds of thousands of people attend our live media events each year. We have been extending the power of our brands through various investments and acquisitions, including the formation of Sports Illustrated Play, a new business devoted to youth and amateur sports, and the acquisition of inVNT, a company that specializes in live media. We also provide content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including subscription sales services for magazines and other products, retail distribution and marketing services and customer service and fulfillment services, for ourselves and third-party clients, including other magazine publishers.
The Spin-Off
On June 6, 2014 (the "Distribution Date"), we completed the legal and structural separation of our business (the "Spin-Off") from Time Warner Inc. ("Time Warner"). The Spin-Off was completed by way of a pro rata dividend on the Distribution Date of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014 (the "Record Date") based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held (the "Distribution"). Following the Spin-Off, Time Warner stockholders became the owners of 100% of the outstanding shares of common stock of Time Inc. and Time Inc. began operating as an independent, publicly-traded company with its common stock trading on The New York Stock Exchange ("NYSE") under the symbol "TIME". In connection with the Spin-Off, we and Time Warner entered into the separation and distribution agreement dated June 4, 2014 (the "Separation and Distribution Agreement") and certain other related agreements which govern our relationship with Time Warner following the Spin-Off. See Note 17, "Relationship Between Time Inc. and Time Warner."
Basis of Presentation
Subsequent to the Distribution Date, our financial statements as of and for the years ended December 31, 2015 and 2014 are presented on a consolidated basis as we became a separate consolidated entity. Our consolidated statements of operations for the years ended December 31, 2015 and 2014 reflect our operations as a stand-alone company following the Distribution Date. Our consolidated balance sheets as of December 31, 2015 and 2014 consist of our consolidated balances subsequent to the Spin-Off.
Prior to the Spin-Off, our combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Time Warner. Our financial statements for the year ended December 31, 2013 were prepared on a combined basis and presented as carve-out financial statements, as we were not a separate consolidated entity prior to the Distribution Date. These statements reflect the combined historical results of operations, financial position and cash flows of Time Warner’s publishing segment, which consisted principally of its magazine publishing business and related websites and operations managed by Time Inc. (the "TW Publishing Segment").

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Our consolidated and combined statements of operations for the years ended December 31, 2014 and 2013 include allocations of general corporate expenses for certain support functions that were provided on a centralized basis by Time Warner prior to the Distribution Date and not recorded at the business unit level, such as expenses related to cash management and other treasury services, administrative services (such as tax, human resources and employee benefit administration) and certain global marketing and IT services. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated or combined revenues, operating income, headcount or other measures. We believe the assumptions underlying the consolidated and combined financial statements, including the assumptions regarding allocating general corporate expenses from Time Warner, are reasonable. Nevertheless, the consolidated and combined financial statements may not include all of the actual expenses that would have been incurred by us and may not reflect our consolidated and combined results of operations, financial position and cash flows had we been a stand-alone company during the applicable periods. In connection with the Spin-Off, we entered into agreements with Time Warner that either did not exist historically or that have different terms than the terms of arrangements or agreements that existed prior to the Spin-Off. In addition, our historical financial information prior to the Spin-Off does not reflect changes that we are experiencing as a result of the separation from Time Warner, including changes in the financing, operations, cost structure and personnel needs of our business. During the years ended December 31, 2014 and 2013, we incurred $6 million and $17 million, respectively, of expenses related to charges for administrative services performed by Time Warner. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
The consolidated and combined financial statements are referred to as the "Financial Statements" herein. The consolidated balance sheets are referred to as the “Balance Sheets” herein. The consolidated and combined statements of operations are referred to as the “Statements of Operations” herein. The consolidated and combined statements of comprehensive income (loss) are referred to as the "Statements of Comprehensive Income (Loss)" herein. The consolidated and combined statements of stockholders' equity are referred to as the "Statements of Stockholders' Equity" herein. The consolidated and combined statements of cash flows are referred to as the “Statements of Cash Flows” herein.
Our Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").
For purposes of our Financial Statements for periods prior to the Spin-Off, income tax expense has been recorded as if we filed tax returns on a stand-alone basis separate from Time Warner. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a stand-alone entity for the periods prior to the Distribution Date. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of our actual tax balances. Prior to the Spin-Off, our operating results were included in Time Warner’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, we filed our initial U.S. income tax return for the period from June 7, 2014 through December 31, 2014 in 2015. The income tax accounts reflected in the Balance Sheets as of December 31, 2014 include income taxes payable and deferred taxes allocated to us at the time of the Spin-Off and taxes associated with our post-Spin-Off operations. The calculation of our income taxes involves considerable judgment and the use of both estimates and allocations.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Combination
For periods prior to the Distribution Date, our Financial Statements include certain assets and liabilities that had historically been held at Time Warner but were specifically identifiable or otherwise attributable to us. All significant intracompany transactions and accounts within our consolidated and combined businesses have been eliminated. All significant intercompany transactions between Time Warner and us before the Spin-Off have been included as a component of Time Warner investment in these Financial Statements. For periods after the Distribution Date the consolidated Financial Statements include the accounts of Time Inc. and its wholly-owned and majority owned subsidiaries after elimination of all significant intercompany transactions.

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
Short-Term Investments
Term deposits and other investments that have maturities of greater than three months but less than one year are classified as short-term investments.
Concentration of Credit Risk
Cash and cash equivalents are maintained with several financial institutions. We have deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk. There is also limited credit risk with respect to the money market mutual funds in which we invest as these funds all have issuers, guarantors and/or other counterparties of reputable credit. At December 31, 2015, approximately $544 million of our Cash and cash equivalents was held domestically of which $437 million was held in money market mutual funds. An additional $107 million of Cash and cash equivalents was held internationally, primarily in the U.K. We manage exposure to counterparty credit risk on our short-term investments through specific minimum credit standards, diversification of counterparties and procedures to monitor credit risk concentrations.
Receivables are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible. As of December 31, 2015, there were no customers which comprised 5% or more of our total receivable balance. As of December 31, 2014, one customer comprised approximately 5% of our total net receivable balance. Two wholesalers each provided for more than 5% of our total 2015 annual revenues. There were no concentrations in our annual revenues in 2014 or 2013. We generally do not require collateral or other security to support our financial instruments subject to credit risk.
Sales Returns
Management’s estimate of magazine and product sales that will be returned is an area of judgment affecting Revenues and Net income. In estimating magazine and product sales that will be returned, management analyzes vendor sales of our magazines and products, historical return trends, economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any magazine and product sale that provides the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. Total sales returns reserves for magazines and product sales as of December 31, 2015 and 2014 were $179 million and $180 million, respectively. As of December 31, 2015, a 10% increase in the level of sales returns reserves would have decreased revenues by approximately $9 million.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts
We monitor customers’ accounts receivable aging, and a provision for estimated uncollectible amounts is maintained based on customer payment levels, historical experience and management’s views on trends in the overall receivable aging. In addition, for larger accounts, we perform analyses of risks on a customer-specific basis. At December 31, 2015 and 2014, total reserves for doubtful accounts were approximately $69 million and $75 million, respectively. Bad debt expense recognized during the years ended December 31, 2015, 2014 and 2013 totaled $6 million, $11 million and $13 million, respectively.
Investments
Investments in companies in which we have significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when we own between 20% and 50% of a voting interest in the investee, hold substantial management rights or hold an interest of less than 20% in an investee that is a limited liability partnership or limited liability corporation that is treated as a flow-through entity. Under the equity method of accounting, only our investment in and amounts due to and from the equity investee are included in the Balance Sheets; only our share of the investee’s earnings (losses) is included in the Statements of Operations; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee are included in the Statements of Cash Flows. Additionally, the carrying value of investments accounted for using the equity method of accounting is adjusted downward to reflect any other-than-temporary declines in value. At December 31, 2015 and 2014, investments accounted for using the equity method were $10 million and $20 million, respectively, and were recorded in Other assets on the Balance Sheets.
Investments in companies in which we do not have a controlling interest or over which we are unable to exert significant influence are generally accounted for at market value if the investments are publicly traded. If the investment or security is not publicly traded, the investment is accounted for at cost. Certain held to maturity debt securities are accounted for at amortized cost. Unrealized gains and losses on investments accounted for at market value are reported, net of tax, in Accumulated other comprehensive loss, net, until the investment is sold or considered impaired, at which time the realized gain or loss is included in Other (income) expense, net. Dividends and other distributions of earnings from both market-value investments and investments accounted for at cost are included in Other (income) expense, net, when declared. Interest income on held to maturity securities or any other than temporary impairments are recognized in the Statements of Operations.
Variable Interest Entities
We consolidate all variable interest entities ("VIEs") in which we are deemed to be the primary beneficiary and all other entities in which we have a controlling voting interest. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. We periodically make judgments in determining whether our investees are VIEs and, each reporting period, we assess whether we are the primary beneficiary of any of our VIEs. We had no VIEs at December 31, 2015. Our consolidated VIE at December 31, 2014 consisted of our video content and distribution partnership where we had the power to direct the activities of the VIE that most significantly impacted the VIEs economic performance and had the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. The assets of this VIE were used solely to settle the obligations of the VIE and its general creditors were without recourse to us. Total assets and liabilities of the VIE as of December 31, 2014 were insignificant.
Fair Value Measurements
We have various financial instruments that are measured at fair value on a recurring basis, including certain marketable securities and derivatives. We measure assets and liabilities using inputs from the following three levels of

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

the fair value hierarchy: (i) inputs that are quoted prices in active markets for identical assets or liabilities (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) unobservable inputs that require the entity to use its own best estimates about market participant assumptions (“Level 3”).
We monitor our position with, and the credit quality of, the financial institutions which are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2015, we did not anticipate nonperformance by any of the counterparties.
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
The fair value of foreign exchange forward contracts are determined based on a discounted cash flow method using the following inputs: the contract term of the forward contracts such as notional amount, maturity dates and contractual rate, as well as relevant foreign currency forward curves, and discount rates consistent with the underlying economic factors of the currency in which the cash flows are denominated. Credit valuation adjustments are necessary when the market parameters, such as a benchmark curve, used to value derivatives are not indicative of our credit quality or that of our counterparties. We consider the counterparty credit risk by applying an observable forecast default rate to the current exposure. There were no outstanding foreign exchange forward contracts as of December 31, 2015 and 2014.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over an estimated useful life of three to thirty years. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining lease term. Costs associated with the repair and maintenance of property are expensed as incurred. Changes in circumstances, such as technological advances or changes to our business model or capital strategy could result in the actual useful lives differing from the original estimates. In those cases where we determine that the useful life of property, plant and equipment should be shortened, we would depreciate the asset over its revised estimated remaining useful life, thereby increasing depreciation expense.
Operating Leases
For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the applicable lease terms. The term used for straight-line rent expense is calculated initially from the date we obtain possession of the leased premises through the expected lease termination date.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
Asset Impairments
Investments
Our investments consist of (i) investments carried at fair value, related to investments in a Rabbi Trust, (ii) Short-term investments consisting of term deposits, (iii) investments accounted for using the cost method of accounting and (iv) investments accounted for using the equity method of accounting. We regularly review our investments for impairment, including when the carrying value of an investment exceeds its related market value. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Factors we consider in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the security in relation to its cost basis, (ii) the financial condition of the investee and (iii) our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.
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
Goodwill
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. A reporting unit is either the "operating segment level" or one level below, which is referred to as a "component." The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business or whether the operations are similar such that they should be aggregated for purposes of the impairment test. We have one reportable segment. For purposes of the goodwill impairment test, management has concluded that we have three reporting units.
In assessing goodwill for impairment, we have the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of our reporting unit is less than its carrying amount, we are not required to perform any additional tests in assessing goodwill for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, then we are required to perform the first step of a two-step impairment review process. The first step of the two-step process involves a comparison of the estimated fair value of our reporting unit to its carrying amount. In performing

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

the first step, we determine the fair value of our reporting unit using a combination of a market-based approach and an income-based discounted cash flow ("DCF") analysis, equally weighting the estimated fair value from each approach. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates and perpetual growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analyses are based on our most recent budgets and long range plans and, when applicable, various growth rates are assumed for years beyond the current long range plan period. Discount rate assumptions are based on an assessment of market rates as well as the risk inherent in the future cash flows included in the budgets and long range plans. Our market-based approach utilizes our market capitalization and a control premium. The second step, if necessary, involves a comparison of the implied fair value of our reporting unit’s goodwill against the carrying value of that goodwill.
Given the then pending sale of the Blue Fin Building, a decline in our publicly traded share price and recent trends in our advertising and circulation revenues, we assessed Goodwill for impairment as of September 30, 2015. In performing the first step, we determined the fair value of the reporting unit using a combination of a market-based approach and a DCF analysis, equally weighting the estimated fair value from each approach. We also considered the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industry in which we compete; and relative weighting of the DCF and market approaches. The cash flows employed in the DCF analyses were based on our long range plans adjusted for market trends and a long term growth rate. Discount rate assumptions were based on an assessment of market rates as well as the risk inherent in the future cash flows included in our estimates. In applying the market approach, we multiplied the average stock price of $18.93 on September 30, 2015 by the 109.77 million common shares outstanding, to determine the common equity value on a non-controlling basis. In order to determine the value of the common equity on a controlling basis, a control premium was applied. The significant assumptions utilized in the DCF analyses included a discount rate and a terminal growth rate. Specifically, in determining the fair value of the reporting unit for goodwill impairment testing purposes, we decreased our long-term estimates of the reporting unit's operating results and cash flows and incorporated a Company-specific risk premium into the discount rate to account for unquantified risk that may still be present in the decreased forecast. We completed step one of our goodwill impairment testing and determined that the fair value of the reporting unit was lower than its carrying value. This required us to proceed to step two of the impairment analysis.
The second step of the analysis included allocating the calculated fair value (determined in the first step) of the reporting unit to its assets and liabilities to determine an implied fair value of goodwill. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in an acquisition. That is, the estimated fair value of the reporting unit was allocated to all of the assets and liabilities of the unit (including unrecognized intangibles such as advertiser and subscriber relationships) as if the Company had been acquired and the estimated fair value was the purchase price paid. Given the then pending sale of the Blue Fin Building, the fair value allocated to that asset reflected the sale price in the related sale agreement, which price exceeded the building's carrying value by approximately $400 million. Based on our analyses, the implied fair value of the goodwill was substantially lower than the carrying value of the goodwill for the reporting unit. Accordingly, we recorded a noncash Goodwill impairment charge of $952 million ($943 million, net of tax) during the third quarter of 2015.
In addition to the interim impairment testing of goodwill, we conducted our annual impairment test as of December 31, 2015. At December 31, 2015, we performed our annual goodwill impairment test on the newly acquired Sports Illustrated Play and inVNT reporting units by performing a qualitative assessment. The qualitative factors we considered included, but were not limited to, general economic conditions, industry and market considerations, and forecasted financial performance. As a result of our qualitative assessment, we concluded that it was more-likely-than-not that our goodwill was not impaired and we did not need to perform a quantitative assessment for these two reporting units. As it relates to the reporting unit comprised of the Company's core business, we elected not to perform a qualitative assessment of goodwill and instead proceeded to perform a quantitative impairment test. The results of the quantitative test did not result in any further impairment of Goodwill because the fair value of our reporting unit exceeded its carrying value. Had the fair value of our reporting unit been hypothetically lower by 12% as of December 31, 2015, the carrying value of our reporting unit would have exceeded its fair value as of December 31, 2015. If this were to occur, the second step of the impairment review process would need to be performed to determine the amount of impairment loss to record. The significant assumptions utilized in the 2015 DCF analysis were a discount rate of 10% and a terminal growth rate of 1.0%, which resulted in an estimated enterprise fair value of approximately $3.7 billion.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In applying the market approach we calculated the common equity value using the closing price of our common stock on December 31, 2015. We multiplied the average high/low stock price on December 31, 2015 of $15.56 by the 106.03 million common shares outstanding, indicating a common equity value of approximately $1.7 billion on a non-controlling basis. In order to determine the value of the common equity on a controlling basis, a control premium was applied. We utilized data from FactSet Mergers and Capital IQ for all transactions involving U.S. companies during the past three years and for transactions involving U.S. companies with the same industry classification as us over various time periods. The data indicated a wide range of control premiums ranging from 3% to 95% for deals that have taken place in the last three years and we conservatively selected 10% as a control premium. Applying a control premium of 10% resulted in an estimated enterprise fair value on a controlling basis of approximately $3.1 billion.
We continue to experience declines in our print advertising and circulation revenues as a result of the continuing shift in consumer preference from print media to digital media and how consumers engage with digital media. If print media market conditions worsen, if the price of our publicly traded stock declines, or if our performance fails to meet current expectations, it is possible that the carrying value of our reporting units, will exceed their fair values, which could result in recognition of an additional noncash impairment of Goodwill that could be material. There was no Goodwill impairment charge in 2013.
When a business within a reporting unit is disposed of, Goodwill is allocated to the disposed business using the relative fair value of the business being disposed. In connection with the consummation of the sale of the Blue Fin Building in the U.K. in the fourth quarter of 2015, allocated Goodwill of $222 million was disposed of. An allocated Goodwill impairment charge of $26 million was recorded during the second quarter of 2014 in connection with the then pending sale of our Mexico-based operations, Grupo Editorial Expansión ("GEX").
Long-Lived Assets
Long-lived assets, including finite-lived intangible assets (e.g., tradenames, customer lists and property, plant and equipment), do not require that an annual impairment test be performed. Instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for continued use requires a comparison of cash flows expected to be generated over the useful life of an asset or group of assets ("asset group") against the carrying value of the asset group. An asset group is established by identifying the lowest level of cash flows generated by the asset or group of assets that are largely independent of the cash flows of other assets. If the intent is to hold the asset group for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against its carrying value. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the estimated fair value of the asset group and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset group. If the intent is to hold the asset group for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale and there is an active program to locate a buyer), the impairment test involves comparing the asset group’s carrying value to its estimated fair value less cost to sell. To the extent the carrying value is greater than the estimated fair value less cost to sell, an impairment loss is recognized for the difference. Significant judgments in this area involve determining the appropriate asset group level at which to test, determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value. There were no asset impairments in 2015. During 2014, we recorded noncash fixed asset impairment charges of approximately $26 million, primarily as a result of a building we classified as held for sale and our exit from certain other leased properties. During 2013, we recognized $79 million of noncash impairments primarily related to certain tradenames.
Retirement Benefit Obligations
Our employees have historically participated in various funded and unfunded non-contributory defined benefit and defined contribution pension plans and other post-retirement benefit plans administered by Time Warner (the "Pension Plans"). Prior to the Spin-Off, the Statements of Operations included expenses related to these shared plans

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

including direct expenses related to our employees as well as allocations of expenses related to corporate employees through the corporate expense allocations. Effective January 1, 2014, we adopted a defined contribution savings plan and a deferred compensation plan for our employees in the U.S. In addition, we have our own defined benefit and defined contribution pension plans covering certain international employees. Obligations for certain other plans remained with Time Warner following the Spin-Off.
Pension benefits are based on formulas that reflect the participating employees’ years of service and compensation. The expense recognized by us is determined using certain assumptions, including the expected long-term rate of return of plan assets, the interest factor implied by the discount rate and rate of compensation increases, among others. We recognize the funded status of our defined benefit plans as an asset or liability in the Balance Sheets and recognize changes in the funded status in the year in which the changes occur through Accumulated other comprehensive loss, net in the Balance Sheets. We use a December 31 measurement date for our plans. See Note 13, "Benefit Plans."
Effective December 31, 2015, we changed our estimate of the service and interest cost components of net periodic benefit cost for our pension benefit plans. Previously, we estimated service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The new estimate provides a more precise measurement of future service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The change does not affect the measurement of our pension benefit obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. In 2016, the change in estimate is expected to reduce net periodic benefit cost by $3 million when compared to the prior estimate.
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

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Equity-Based Compensation
Prior to the consummation of the Spin-Off, our employees were eligible to participate in Time Warner’s equity plans pursuant to which they were granted awards of Time Warner common stock. The equity-based payments recorded by us prior to the Spin-Off included the expense associated with our employees.
Following the Spin-Off, our employees no longer actively participate in the Time Warner equity plans. Active, non-retirement eligible employees who held Time Warner equity awards at the time of the Spin-Off were treated as if their employment with Time Warner was terminated without cause. For most of our employees, this treatment resulted in the forfeiture of unvested stock options and shortened exercise periods for vested stock options. The treatment also resulted in the pro rata vesting of the next installment of, and forfeiture of the remainder of, their RSUs. Following the Spin-Off in June 2014, we granted these employees Time Inc. RSUs under the Time Inc. 2014 Omnibus Incentive Compensation Plan (the "Omnibus Incentive Plan") with a value intended to equal the intrinsic value of their forfeited Time Warner options and RSUs and with substantially the same vesting schedule as the forfeited awards (the "Replacement Awards"). Such Time Inc. RSUs granted to replace forfeited Time Warner awards provide awardees with a right to any cash dividends that may be declared on the underlying Time Inc. common stock. These awards approximated 1.8 million RSUs at the time of grant.
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
Additionally, in June 2014, our Board of Directors approved and granted approximately 1.7 million RSUs and approximately 1.1 million stock options under the Omnibus Incentive Plan. During 2015, our Board of Directors approved and granted approximately 1 million RSUs and approximately 1 million stock options under the Omnibus Incentive Plan. Unlike the Conversion Awards and Replacement Awards, these awards do not provide awardees with a right to any dividend that may be declared on the underlying Time Inc. common stock, however, certain employees were provided with the Retirement Eligibility Provision on their awards.
Approximately 1 million and an insignificant number of RSUs vested into common shares during the years ended December 31, 2015 and 2014, respectively. There were no options that were exercised in 2015 or 2014.
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

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The grant-date fair value of a stock option is estimated using the Black-Scholes option-pricing model. Because the Black-Scholes option-pricing model requires the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. Time Inc. determines the volatility assumption for these stock options using implied volatilities data from a Time Inc. peer group. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise behavior of Time Inc.’s employees. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. Time Inc. determines the expected dividend yield percentage by dividing the expected annual dividend of Time Inc. by the market price of Time Inc.’s common stock at the date of grant. See Note 12, "Equity-Based Compensation."
Non-Employee Directors' Stock Grant and Deferred Compensation

We provide each non-employee director of the Company with an annual grant of RSUs under the Omnibus Incentive Plan valued at $100,000 based on the fair value of the Company’s common stock on the date of grant. Approximately $1 million of RSUs (covering approximately 38,000 and 37,000 shares of common stock, respectively) were granted to our non-employee directors in each of 2015 and 2014. Each non-employee director has the right to defer the receipt of the shares otherwise issuable upon vesting of his or her RSUs either until a specified month no earlier than January of the year after the year in which the RSUs are scheduled to vest or, alternatively, in one, two or three equal annual installments commencing in January of the year after the year in which the director separates from service on the Company’s board of directors. During the deferral period that begins after the scheduled RSU vesting date, the directors’ deferral accounts will be credited with dividend equivalents on their deferred and undistributed common stock in the same amounts and on the same dates as stockholders generally receive dividends. Such dividend equivalents are payable in cash at the conclusion of the deferral period. Through December 31, 2015 and 2014, approximately 4,000 shares and nil, respectively, of the RSU grants to our non-employee directors had vested and accordingly an insignificant amount of dividend equivalents had been earned.
Common Stock Repurchase Authorization
During the fourth quarter of 2015, our Board of Directors authorized share repurchases of our common stock of up to $300 million. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board of Directors. Under the share repurchase authorization, we have been repurchasing shares in open-market and/or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 and/or Rule 10b5-1 of the Securities Exchange Act of 1934 (the "Exchange Act"). The extent to which we repurchase shares, and the timing of such repurchases, will depend upon a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by the Company from time to time. The authorization may be suspended or discontinued at any time without notice. We have financed, and expect to continue to finance, the purchases out of working capital and/or cash balances. Repurchased shares are canceled and retired upon repurchase. During the fourth quarter of 2015, we repurchased and retired approximately 3.93 million shares of our common stock at a weighted average price of $16.08 per common share.
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

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
In addition, incentive payments are made to wholesalers and retailers primarily related to favorable placement of our magazines. Depending on the incentive program, these payments can vary based on the number of copies sold or be fixed, and are presented in the Financial Statements as a reduction of revenues. For the years ended December 31, 2015, 2014 and 2013 incentive payments made to wholesalers and retailers primarily related to favorable placement of our magazines were $69 million, $75 million and $85 million, respectively.
Other Revenues
Other revenues principally include amounts related to marketing and support services provided to third-party magazine publishers and other branded book and "bookazine" publishing as well as conferences and events. Other revenues are generally recognized as performance occurs.
Multiple Element Arrangements
In the normal course of business, we enter into multiple-element transactions that involve making judgments about allocating the consideration to the various elements of the transactions. While the more common type of multiple-element transactions we encounter involve the sale or purchase of multiple products or services, multiple-element transactions can also involve contemporaneous purchase and sales transactions, the settlement of an outstanding dispute contemporaneous with the purchase of a product or service, as well as investing in an investee while at the same time entering into an operating agreement. In accounting for multiple-element transactions, judgment must be exercised in identifying the separate elements in a bundled transaction as well as determining the values of these elements. These judgments can impact the amount of revenues, expenses and net income recognized over the term of the contract, as well as the period in which they are recognized.
In determining the value of the respective elements, we refer to market prices (where available), historical and comparable cash transactions or our best estimate of selling price. In certain transactions, evidence of value for one element of a transaction may provide support that the value was not transferred from one element in a transaction to another element in a transaction.
Gross versus Net Revenue Recognition
In the normal course of business, we act as or use an intermediary or agent in executing transactions with third parties. In connection with these arrangements, we must determine whether to report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties is recorded as expense so that the net amount (gross revenues less expense) is reflected in Operating income (loss). Accordingly, the impact on Operating income (loss) is the same whether we record revenue on a gross or net basis.
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

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

We record revenues from subscriptions generated by the marketing partner, net of the fees paid to the marketing partner, primarily because the marketing partner (i) has the primary contact with the customer including ongoing customer service, (ii) performs all of the billing and collection activities and (iii) passes the proceeds from the subscription to us after deducting its commission.
Barter Transactions
We enter into transactions that involve the exchange of advertising or finished goods inventory, in part, for other products and services, which are recorded at the estimated fair value of the advertising or inventory surrendered if the fair value of the product or service received is less evident. Revenues from barter transactions are recognized when advertising or inventory is provided, and expenses are recognized when services are received. Revenues from barter transactions included in the Statements of Operations were $19 million, $20 million and $28 million in 2015, 2014 and 2013, respectively. Expenses from barter transactions included in the Statements of Operations for both 2015 and 2014 were $22 million and for 2013 was $28 million.
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
Accounting for Collaborative Arrangements
Prior to the Spin-Off, we engaged in a partnership with Turner Broadcasting System, Inc. ("Turner"), a subsidiary of Time Warner, to jointly operate CNNMoney.com, a financial news and information website. The primary source of revenue for this arrangement was advertising revenue earned by the website. In accounting for this arrangement, we recorded Advertising revenues for the advertisements sold on the website and recorded a charge in Selling, general and administrative expenses to reflect Turner's share of the net profits. For the years ended December 31, 2015, 2014 and 2013, Revenues recognized related to this arrangement were nil, $17 million and $49 million, respectively, and amounts recorded in Selling, general and administrative expenses related to Turner’s share of the net profits were nil, $2 million and $9 million, respectively. This arrangement was terminated effective June 1, 2014.
Advertising Costs
Advertising costs principally relate to subscriber acquisition costs, including direct mail costs, and are expensed as incurred. Advertising expense to third parties for the years ended December 31, 2015, 2014 and 2013 were $177 million, $169 million and $183 million, respectively.
Shipping and Handling
Costs incurred for shipping and handling are reflected in Costs of revenues in the Statements of Operations.
Business Combinations
We account for business combinations using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, 100% of the assets, liabilities, and certain contingent liabilities acquired, including amount attributed to noncontrolling interests, are recorded at fair value. Any transaction costs are expensed as incurred.
Deferred Financing Costs
Costs incurred in connection with our revolving credit facility are deferred and amortized to interest expense using the effective interest rate method over the term of the related debt. Costs incurred in connection with obtaining other debt is netted against the related debt obligation. Deferred financing costs in connection with debt that is redeemed earlier than its maturity date is written off.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
The tax reserve estimates are adjusted periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. Our policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense. See Note 9, "Income Taxes."
Recent Accounting Guidance
Accounting Guidance Adopted in 2015
In November 2015, guidance was issued which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position with application on either a prospective or retrospective basis. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 with earlier application permitted. We adopted this guidance on a prospective basis effective October 1, 2015 resulting in the reclassification of $56 million of Deferred tax assets from Current assets to long-term assets and the reclassification of $1 million of current deferred tax liabilities included within Accounts payable and accrued liabilities

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

to noncurrent Deferred tax liabilities on the Balance Sheets. Our deferred tax liabilities and assets as of December 31, 2014 have not been retrospectively restated on the accompanying Balance Sheets.
In April 2015, guidance was issued which changes the presentation of debt issuance costs from an asset to a direct deduction from the related liability. This guidance, which is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, may be early adopted for financial statements that have not been previously issued and its provisions are to be retrospectively applied as a change in accounting principle. In August 2015, an amendment was issued to clarify the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements such that these costs can continue to be deferred and presented within assets and subsequently amortized ratably over the term of the line-of-credit arrangements, regardless of whether there are any outstanding borrowings in the line-of-credit arrangement. We adopted this guidance on a retrospective basis effective October 1, 2015, which resulted in a decrease of $3 million to Other assets, which includes our deferred financing costs on our term loan ("Term Loan") and 5.75% senior notes ("Senior Notes"), and comparably decreased Long-term debt on our Balance Sheets at December 31, 2015. Approximately $4 million of deferred financing costs were reclassified from Other assets to Long-term debt at December 31, 2014. This guidance did not have any impact on our Statements of Operations or our Statements of Cash Flows. Debt issuance costs in connection with our revolving line-of-credit (the "Revolving Credit Facility") continue to be reflected within Other assets and ratably amortized using the effective interest method over the term of the arrangement.
In April 2014, guidance was issued that raises the threshold for disposals to qualify as discontinued operations. Under this guidance, a discontinued operation is (1) a component of an entity or group of components that has been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity's continuing involvement with a discontinued operation following disposal, and retained equity method investments in a discontinued operation. This guidance became effective on a prospective basis for us on January 1, 2015 and has not had a significant impact on our Financial Statements since adoption.
In February 2015, guidance was issued that amends the consolidation analysis for limited partnerships and other variable interest entities ("VIEs"). This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with earlier application permitted. We adopted this guidance on a prospective basis effective October 1, 2015 and it has not had an impact on our Financial Statements since adoption.
In January 2015, guidance was issued which eliminates from GAAP the concept of extraordinary items. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The guidance may be applied prospectively or retrospectively and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted this guidance on January 1, 2015 and it has not had an impact on our Financial Statements since adoption.
Accounting Guidance Not Yet Adopted
In January 2016, guidance was issued which requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. The guidance requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this guidance are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early application permitted. We are currently evaluating the effect that the updated guidance will have on our Financial Statements and related disclosures.
In September 2015, guidance was issued that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
In July 2015, guidance was issued that simplifies the measurement of inventory by requiring certain inventory to be subsequently measured at the lower of cost and net realizable value. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and for interim periods therein with earlier application permitted. We adopted this guidance on a prospective basis effective January 1, 2017 and do not expect it to have a material impact on our Financial Statements upon adoption.
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
In May 2014, guidance was issued that establishes a new revenue recognition framework in GAAP for all companies and industries. The core principle of the guidance is that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The guidance includes a five-step framework to determine the timing and amount of revenue to recognize related to contracts with customers. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework. The guidance provides for alternative methods of initial adoption, and is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. In July 2015, the effective date of the new revenue standard was deferred by one year but application of the standard by companies on the standard's original effective date is allowed. We will adopt this guidance on January 1, 2018, however, we have not yet selected a transition method and are currently evaluating the effect that the updated guidance will have on our Financial Statements and related disclosures.
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

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the year ended December 31, 2015, we completed a number of acquisitions for total cash consideration, net of cash acquired, of $141 million. Additional consideration may be required to be paid by us that primarily relates to earn-outs that are contingent upon the achievement of certain performance objectives in the current and future fiscal years, which are estimated to be $13 million, and other deferred payments of $3 million. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired has been recorded as Goodwill. The values assigned to the assets acquired and liabilities assumed are based on estimates of fair value. Any changes in these fair values could potentially result in an adjustment to the Goodwill recorded for these transactions if such adjustments are within one year of the acquisition date. Our results of operations include the operations of these acquisitions from the date of the respective acquisitions but such activities were not significant for the year ended December 31, 2015.
Dispositions
IPC Magazines Group Limited ("Blue Fin Building")
In November 2015, we sold 100% of the capital stock of IPC Magazines Group Limited, a subsidiary of Time Inc. UK, which owned the Blue Fin Building, our principal executive offices in the U.K., for £415 million ($629 million at exchange rates on the date of consummation of the sale). Time Inc. UK continues to occupy a portion of the premises under a lease agreement with the buyers which extends through December 31, 2025 with a renewal option for an additional term between five and ten years. Our lease commitments under this agreement are £9 million ($13 million at December 31, 2015 exchange rates) per annum. See Note 15, "Commitments and Contingencies." In connection with these transactions, in the fourth quarter of 2015, we recognized a pretax gain of $68 million. Additionally, a pretax gain of $97 million has been deferred and will be recognized ratably over the lease period. As a result of the sale, we will forgo £9 million ($13 million at December 31, 2015 exchange rates) per annum of third-party rental income; however, we will recognize depreciation expense savings of £11 million ($16 million at December 31, 2015 exchange rates) per annum.
Grupo Editorial Expansión ("GEX")
In August 2014, the sale of our Mexico-based operation, GEX, was consummated for $41 million. During the second quarter of 2014, we recorded an allocated Goodwill impairment charge of $26 million in connection with the pending sale. Our GEX operations published 11 magazines in print in Mexico and operated 10 websites. GEX revenues for the year ended December 31, 2014 represented less than 2% of our overall 2014 revenues. The sale has not had a significant impact on our continuing operations or financial results. We have continued our licensing arrangements with GEX which allow GEX to publish InStyle and Travel + Leisure magazines in Mexico. Revenues for these licensing arrangements are not significant to our overall results of operations.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4. INVESTMENTS
Our investments included within Short-term investments and Other assets on the accompanying Balance Sheets consist primarily of short-term investments, equity-method investments, investments in marketable securities and cost-method investments. Our investments, by category, consisted of the following (in millions):

	December 31,
	2015	2014
Short-term investments(a)	$60	$—
Equity-method investments:
120 Sports(b)	3	13
Other(c)	7	7
Investments in marketable securities:
Deferred compensation investments, recorded at fair value(d)	—	2
Cost-method investments(e)	3	3
Total	$73	$25
_______________________

(a)
Our Short-term investments consist of term deposits with original maturities greater than three months and remaining maturities of less than one year. Our term deposits are carried at amortized cost on the accompanying Balance Sheets as held-to-maturity securities.

(b)
We acquired a 20% interest in 120 Sports during the second quarter of 2014. We recognized $8 million, $7 million and nil of equity losses on this investment for the years ended December 31, 2015, 2014 and 2013, respectively.

(c)
In April 2015, we acquired the remaining 50% interest in a U.K. joint venture to establish Look magazine as a consolidated business of our Time Inc. UK operations. This transaction resulted in a gain of $2 million included within Other (income) expense, net on the accompanying Statements of Operations for the year ended December 31, 2015. Simultaneously, we sold our remaining 50% interest in another joint venture based in France. The loss on disposal for the year ended December 31, 2015 was insignificant. In the third quarter of 2015, we acquired a 21% interest in a U.K. based on-line visual search firm specializing in fashion. For the year ended December 31, 2015, equity gains (losses) and foreign currency movements on this investment were insignificant. Other equity-method investments included herein primarily consisted of joint ventures for which equity gains (losses) and foreign currency movements for the years ended December 31, 2015, 2014 and 2013 were not significant.

(d)
Includes investments in a Rabbi Trust as part of a deferred compensation plan. Assets in the trust consist of debt and equity securities and offset the liability of the deferred compensation plan. For the years ended December 31, 2015, 2014 and 2013, gains and losses on such trading securities were not significant. Distributions to participants in 2015 resulted in a net investment of an insignificant amount.

(e)	We use available qualitative and quantitative information to evaluate all cost-method investments for impairment at least quarterly.
For the years ended December 31, 2015, 2014 and 2013, we did not experience other-than-temporary declines in the value of our investments.

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
The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2015 and 2014, respectively (in millions):

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents - Money market funds	$437	$—	$—	$437	$210	$—	$—	$210
Trading securities(a)
Diversified debt securities	—	—	—	—	—	1	—	1
Diversified equity securities	—	—	—	—	1	—	—	1
Liabilities
Contingent consideration(b)	—	—	(13)	(13)	—	—	—	—
Other - liabilities(c)	—	—	(5)	(5)	—	—	(4)	(4)
Deferred compensation obligation(d)	—	—	(1)	(1)	—	—	(5)	(5)
Total	$437	$—	$(19)	$418	$211	$1	$(9)	$203
_______________________

(a)
Consists of investments related to deferred compensation. The fair value of equity securities is determined based on quoted market prices at the end of the reporting period. The fair value of debt securities is determined based on net asset values at the end of the reporting period.

(b)
Contingent consideration, of which $6 million is included in Accounts payable and accrued liabilities and $7 million in Other noncurrent liabilities on the accompanying Balance Sheets, consists of earn-out liabilities in connection with acquisitions made during the year ended December 31, 2015. Fair values were derived using a probability weighted present value of expected future payouts approach or a Monte Carlo simulation approach, which are considered Level 3 measurements. Adjustments to fair value of such obligations are included as a component of Selling, general and administrative expenses in the Statements of Operations. Such contingent considerations are primarily based on financial targets and other metrics.

(c)
Our other liabilities included within Other noncurrent liabilities on the accompanying Balance Sheets consist primarily of a put option liability related to an equity method investment, the fair value of which was derived using a lattice model which is considered a Level 3 measurement. Adjustments to fair value of this obligation of $1 million in 2015, are included as a component of Other (income) expense, net in the Statements of Operations.

(d)
In connection with the Employee Matters Agreement with Time Warner, we are required to indemnify Time Warner for international equity awards in connection with our employees' exercises of stock compensation awards granted by Time Warner. The fair value of this obligation, as included within Other noncurrent liabilities on the accompanying Balance Sheets, was derived using a Black-Scholes model and is considered a Level 3 measurement. Adjustments to fair value of this obligation of $1 million in 2015 are included as a component of Other (income) expense, net in the Statements of Operations. Approximately $3 million of such obligations settled in 2015.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table reconciles the beginning and ending balance of our liabilities classified as Level 3 (in millions):

	December 31,
	2015	2014
Balance as of the beginning of the period	$9	$—
Settlements	(3)	(13)
Issuances	13	20
Fair value adjustment	—	2
Transfers in and/or out of Level 3	—	—
Balance as of the end of the period	$19	$9
Other Financial Instruments
Our other financial instruments, including our Term Loan and our Senior Notes, are not required to be carried on our Balance Sheets at fair value. However, the following table summarizes the fair value of each of our significant debt instruments based on quoted market prices for similar issues or on the current rates offered to us for instruments of the same remaining maturities (in millions):

	December 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan	$677	$679	$684	$691
5.75% Senior Notes	616	566	691	676
	$1,293	$1,245	$1,375	$1,367
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
Our term deposits are recorded at amortized cost on the Balance Sheets. Fair value is estimated using a discounted cash flow methodology based on the future cash flows and the discount rate that reflects our current rates for similar types of term deposits within similar markets. For our term deposits and the remainder of our other financial instruments, differences between carrying value and fair value were not significant as of December 31, 2015 and December 31, 2014.
The carrying value for the majority of our other financial instruments approximates fair value due to the short-term nature of the financial instruments. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. In case a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.

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
During the third quarter of 2015, we impaired the carrying value of our Goodwill by $952 million. The valuation of goodwill for the second step of the goodwill impairment analysis is considered a Level 3 fair value measurement, which means that the valuation of the assets and liabilities reflect our own assumptions about the assumptions that market participants would use in pricing the assets and liabilities. The assumptions included projected future cash flows from our long-range plans adjusted for current market trends, a risk-adjusted discount rate, a terminal growth rate and a control premium. A market multiple was not employed.
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
During the first quarter of 2014, we classified one of our buildings as an asset held for sale within Prepaid expenses and other current assets and recorded a noncash impairment charge of $20 million to write down the value of the building to its fair value less cost to sell. The resulting fair value measurement was considered to be a Level 3 measurement and was determined using a market approach. The sale was consummated during the second quarter of 2015.
Fair value measurements are also used in nonrecurring valuations performed in connection with acquisition accounting. The nonrecurring valuations primarily include the valuation of customer and advertiser relationships, intangible assets and property, plant and equipment. With the exception of certain inputs for our weighted average cost of capital and discount rate calculation that are derived from pricing services, the inputs used in our discounted cash flow analysis, such as forecasts of future cash flows, are based on assumptions. The valuation of customer and advertiser relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the relationships, considering such factors as estimated life of the relationships and the revenue expected to be generated over the life of such relationships. Tangible assets are typically valued using a replacement or reproduction cost approach, considering such factors as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of (in millions):

	Useful Lives (in years)	December 31,
		2015	2014
Land(a)	N/A	$—	$55
Buildings, leaseholds and improvements(a)	30	420	505
Capitalized software	3 - 5	352	340
Furniture, fixtures and other equipment(b)	3 - 10	214	292
		986	1,192
Accumulated depreciation(a)(c)		(737)	(834)
Construction in progress(d)		18	11
Total property, plant and equipment, net		$267	$369
_______________________

N/A	- Not applicable.

(a)
During the fourth quarter of 2015, we sold the Blue Fin Building in the U.K. for £415 million ($629 million at exchange rates on the date of consummation of the sale) and agreed to lease back office space from the buyer through 2025. In connection with these transactions, in the fourth quarter of 2015, we recognized a pretax gain of $68 million. Additionally, a pretax gain of $97 million has been deferred and will be recognized ratably over the lease period.

(b)	Decrease in furniture, fixtures and other equipment was primarily driven by the sale of the Blue Fin Building in the U.K. resulting in the retirement of certain assets.

(c)
Accumulated depreciation included $315 million and $309 million related to capitalized software as of December 31, 2015 and 2014, respectively. Additionally, we wrote off approximately $5 million of fully depreciated assets in 2015, primarily related to capitalized software at our Time Inc. UK operations.

(d)	Amounts in 2015 and 2014 primarily related to capitalized software.
For the years ended December 31, 2015, 2014 and 2013, Depreciation and amortization expense related to Property, plant and equipment was $92 million, $101 million and $85 million, respectively, of which $13 million, $17 million and $19 million related to capitalized software costs, respectively. Based on the current amount of amortization expense, the amortization expense on capitalized software for the succeeding five years and thereafter as of December 31, 2015 is as follows (in millions):

2016	$14
2017	10
2018	7
2019	4
2020	1
Thereafter	—
Total	$36
There were no impairments of Property, plant and equipment in 2015 and 2013. In 2014, we classified one of our buildings as an asset held for sale within Prepaid expenses and other current assets on the accompanying Balance Sheets. As a result, we recorded a noncash impairment charge of $20 million to write down the value of the building to its fair value less cost to sell. We incurred additional fixed asset impairment charges of approximately $6 million during 2014, primarily as a result of our exit from other leased properties.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following summary sets forth the changes in the carrying amount of Goodwill during the years ended December 31, 2015 and 2014 (in millions):

Balance, December 31, 2013	$3,162
Acquisitions(a)	10
Dispositions(b)	(3)
Foreign exchange movements	(26)
Impairments(c)	(26)
Balance, December 31, 2014(e)	3,117
Acquisitions(a)	118
Dispositions(b)	(222)
Foreign exchange movements	(21)
Impairments(c)	(952)
Purchase price adjustment(d)	(2)
Balance, December 31, 2015(e)	$2,038
_______________________

(a)
Acquisitions during the year ended December 31, 2015 related to the purchases of UK Cycling Events Limited and Faster Than Monkeys, Inc. in the first quarter, Evarn Limited, LeagueAthletics.com LLC and FanSided, LLC in the second quarter, League Sports Services LLC, inVNT, LLC, and International Craft & Hobby Fair Limited in the third quarter and Hello Giggles, Inc. and the XO Jane and XO Vain websites in the fourth quarter of 2015. Of the Goodwill related to the 2015 acquisitions, $63 million is deductible for income tax purposes. Acquisitions in 2014 related to our purchase of Cozi Inc. during the second quarter of 2014.

(b)
In connection with the consummation of the sale of the Blue Fin Building in the U.K. in the fourth quarter of 2015, allocated Goodwill of $222 million was disposed of. In connection with the sale of our Mexico-based GEX operations in August 2014, the remaining Goodwill of $3 million was written off.

(c)
Goodwill impairment of $952 million was recorded during the third quarter of 2015 in connection with our interim impairment assessment. An allocated Goodwill impairment charge of $26 million was recognized during the second quarter of 2014 in connection with the sale of our Mexico based GEX operations.

(d)	Purchase price adjustments related to tax assets in connection with our Cozi Inc. acquisition.

(e)	The carrying amount of Goodwill presented as of December 31, 2015 and 2014 was net of accumulated impairments of $16 billion and $15 billion, respectively.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Intangible Assets
Intangible assets as of December 31, 2015 and 2014 consisted of the following (in millions):

	Weighted Average Useful Life (in years)	December 31, 2015
		Gross	Accumulated Amortization	Net
Tradenames(a)	20	$1,480	$(465)	$1,015
Customer lists and other intangible assets(a)	6	593	(562)	31
		$2,073	$(1,027)	$1,046

	Weighted Average Useful Life (in years)	December 31, 2014
		Gross	Accumulated Amortization	Net
Tradenames	20	$1,472	$(397)	$1,075
Customer lists and other intangible assets	5	562	(552)	10
		$2,034	$(949)	$1,085
_______________________

(a)	Increase in gross tradenames, customer lists and other intangible assets was the result of acquisitions made during the year ended December 31, 2015.
Amortization expense related to amortizable intangible assets, net was $80 million, $78 million and $42 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized. The weighted average useful life of tradenames is approximately 20 years primarily based on the period that a majority of the future cash flows from these intangible assets will be generated. The weighted average useful life of customer lists and other intangible assets is approximately six years in 2015 and five years in 2014 and represents the period over which these intangible assets are expected to contribute directly or indirectly to our future cash flows.
Based on the current amount of amortizable expense of intangible assets, the estimated amortization expense for each of the succeeding five years and thereafter as of December 31, 2015 is as follows (in millions):

2016	$78
2017	77
2018	74
2019	73
2020	72
Thereafter	672
Total	$1,046
Impairment Assessments
Goodwill is tested annually for impairment during the fourth quarter of each fiscal year or earlier upon the occurrence of certain events or substantive changes in circumstances. Given the then pending sale of the Blue Fin Building, a decline in our publicly traded stock price and recent trends in our advertising and circulation revenues, we assessed Goodwill for impairment as of September 30, 2015 and concluded that the carrying value of the reporting unit exceeded its fair value resulting in an impairment charge to Goodwill of $952 million. We performed qualitative and quantitative assessments of Goodwill as of December 31, 2015, which did not result in a further impairment. However, we continue to experience declines in our print advertising and circulation revenues as a result of the continuing shift in consumer preference from print media to digital media and how consumers engage with digital media. If print media market conditions worsen, if the market price of our publicly traded common stock declines, or if our performance

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

fails to meet current expectations, it is possible that the carrying value of our reporting units will exceed their fair value, which could result in the further recognition of a noncash impairment of Goodwill that could be material.
When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value of the business being disposed. In connection with the consummation of the sale of the Blue Fin Building in the U.K. in the fourth quarter of 2015, allocated Goodwill of $222 million was disposed of. An allocated Goodwill impairment charge of $26 million was recorded during the second quarter of 2014 in connection with the then pending sale of our Mexico-based GEX operations. The remaining Goodwill of $3 million was written off upon consummation of the sale of GEX in the third quarter of 2014.
8. DEBT
Our debt obligations consisted of the following (in millions):

	December 31,
	2015	2014
5.75% Senior Notes	$625	$700
Senior Credit Facilities
Term Loan B	689	696
Revolving Credit Facility	—	—
Unamortized discount	(21)	(25)
Total debt obligations	1,293	1,371
Less: Current portion of long-term debt	7	7
Noncurrent debt obligations	$1,286	$1,364
Future maturities of debt as of December 31, 2015 are as follows (in millions):

2016	$7
2017	7
2018	7
2019	7
2020	7
Thereafter	1,279
Total future maturities	1,314
Unamortized discount	(21)
Total debt obligations	$1,293
Senior Notes and Senior Credit Facilities
On April 29, 2014, we issued $700 million aggregate principal amount of 5.75% Senior Notes due April 15, 2022 in a private offering. The Senior Notes are fully and unconditionally guaranteed by substantially all of our wholly-owned domestic subsidiaries and, under certain circumstances, may become guaranteed by other existing or future subsidiaries. Interest payable on the Senior Notes as of both December 31, 2015 and 2014 was $8 million. We made interest payments on the Senior Notes of $41 million and $19 million in 2015 and 2014, respectively.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of December 31, 2015, interest payments on our Senior Notes for the next five years and thereafter until maturity in 2022 is expected to be as follows (in millions):

2016	$36
2017	36
2018	36
2019	36
2020	36
Thereafter	54
Total	$234
On April 24, 2014, we entered into senior secured credit facilities (the "Senior Credit Facilities") providing for a Term Loan in an aggregate principal amount of $700 million with a seven-year maturity and a $500 million Revolving Credit Facility with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit. The Revolving Credit Facility will be used for working capital and other general corporate purposes. The Term Loan was funded on May 29, 2014. The Revolving Credit Facility remained undrawn as of December 31, 2015 except for utilization for letters of credit in the face amount of $3 million.
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
We are permitted to prepay amounts outstanding under the Senior Credit Facilities at any time. Subject to certain exceptions, the Term Loan requires us to prepay amounts outstanding thereunder with the net cash proceeds of asset sales out of the ordinary course of business and casualty events if we do not use (or commit to use) such proceeds within 15 months of receipt to invest in our business, including, among other things, by acquiring, maintaining or developing assets useful in our business or making acquisitions permitted under the Senior Credit Facilities. We are required to make quarterly repayments of the Term Loan equal to 0.25% of the aggregate original principal amount. Principal payments of $7 million, $4 million and nil were made on the Term Loan during the years ended December 31, 2015, 2014 and 2013, respectively. Interest payable on the Term Loan as of December 31, 2015 and 2014 was an insignificant amount and $3 million, respectively. Interest payments of $33 million and $15 million were made on the Term Loan during the years ended December 31, 2015 and 2014, respectively.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of December 31, 2015 principal payments and interest payments based on prevailing rates as of December 31, 2015 on our Term Loan for the next five years and thereafter until maturity in April 2021 are expected to be as follows (in millions):

	Principal Payments	Interest Payments
2016	$7	$30
2017	7	29
2018	7	29
2019	7	29
2020	7	28
Thereafter	654	9
Total	$689	$154
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
We incurred commitment fees of $2 million and an insignificant amount on our Revolving Credit Facility for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 commitment fees on our Revolving Credit Facility through its maturity in June 2019 were expected to be as follows (in millions):

2016	$2
2017	2
2018	2
2019	1
Total	$7
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

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In connection with the issuance of the Senior Notes and Senior Credit Facilities, we originally incurred deferred financing costs of $13 million. In the fourth quarter of 2015, we retrospectively adopted new guidance which changes the presentation of debt issuance costs in the Balance Sheets as a direct deduction from the carrying amount of the related debt rather than as an asset. This new guidance resulted in the reclassification of $3 million and $4 million of debt issuance costs in connection with our Senior Notes and Term Loan from Other assets to Long-term debt on the Balance Sheets as of December 31, 2015 and 2014, respectively. Deferred financing costs in connection with our Revolving Credit Facility continue to be reflected as an asset within Other assets and amortized to Interest expense over the life of the Revolving Credit Facility. The Term Loan was originally issued at a discount of $13 million and the Senior Notes were originally issued at a discount of $10 million. Debt discount is being amortized using the effective interest method over the terms of the Term Loan and the Senior Notes, respectively. For the years ended December 31, 2015 and 2014, we incurred amortization expense and write-offs on deferred financing costs and discounts on indebtedness of $6 million and $3 million, respectively.
Our Board of Directors has authorized discretionary principal debt repayments and/or repurchases of up to $200 million in the aggregate on our Term Loan and our 5.75% Senior Notes. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board of Directors. The extent to which we repay and/or repurchase our debt and the timing of such repayments and/or repurchases will depend on a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by the Company from time to time. The authorization may be suspended or discontinued at any time without notice. We have been financing, and expect to finance in the future, any such principal debt repayments and/or repurchases out of working capital and/or cash balances. In the fourth quarter of 2015, we repurchased $75 million of the aggregate principal amount of our 5.75% Senior Notes at a discount with accrued interest totaling $73 million and recognized a pretax gain from extinguishment of $2 million. From January 1, 2016 through February 5, 2016, we repurchased an additional $25 million of the aggregate principal amount of our 5.75% Senior Notes at a discount with accrued interest totaling $23 million and recognized a pretax gain from extinguishment of $2 million.
9. INCOME TAXES
The income tax accounts reflected in the Balance Sheets as of December 31, 2014 include income taxes payable and deferred taxes allocated to us at the time of the Spin-Off and our post-Spin-Off activities. Prior to the Spin-Off, our domestic operations were included in the Time Warner domestic consolidated tax returns, and payments to all domestic tax authorities were made by Time Warner on our behalf. We generally filed our own foreign tax returns and made our own foreign tax payments. Time Warner did not maintain a tax sharing agreement with us and generally did not charge us for any tax payments it made. In addition, it did not reimburse us for the utilization of our tax attributes. For periods prior to the Spin-Off, income taxes are computed and reported in the Financial Statements under the separate return method. The separate return method applies the accounting guidance for income taxes to the Financial Statements as if we were a separate taxpayer and an independent enterprise. The calculation of our income taxes involves considerable judgment and requires the use of both estimates and allocations.
Domestic and foreign income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Domestic	$(855)	$122	$312
Foreign	(47)	1	14
Total	$(902)	$123	$326

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The significant components of our Income tax provision (benefit) were as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Federal:
Current	$(38)	$44	$79
Deferred	17	(21)	25
Foreign:
Current(a)	2	2	3
Deferred	(2)	(1)	(1)
State and Local:
Current	(3)	13	15
Deferred	3	(1)	4
Total(b)	$(21)	$36	$125
__________________________

(a)	Includes foreign withholding taxes of nil for the year ended December 31, 2015 and $1 million for each of the years ended December 31, 2014 and 2013.

(b)	Excludes excess tax benefits from equity awards allocated directly to contributed capital which were insignificant in 2015 and 2014 and $34 million in 2013.
The differences between our actual effective tax rate and the statutory U.S. Federal income tax rate of 35% were as set forth below (in millions):

	Year Ended December 31,
	2015	2014	2013
Taxes on income at U.S. federal statutory rate	$(316)	$43	$114
State and local taxes, net of federal tax effects	(1)	9	12
Sale of subsidiaries	(14)	(20)	—
Goodwill impairment	306	—	—
Domestic production activities deduction	—	(2)	(6)
Effect of foreign operations	5	8	(1)
Tax reserves and interest	(2)	(7)	4
Other	1	5	2
Total	$(21)	$36	$125
In the fourth quarter of 2015, the United Kingdom enacted changes to its corporation tax rate, reducing it to 19% from April 1, 2017 and 18% from April 1, 2018. While this does not have an impact on our current tax rate, the application of these new rates to existing deferred tax balances resulted in a tax benefit of $2 million recorded in the fourth quarter of 2015.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2015	2014
Deferred tax assets:
Tax attribute carryforwards	$42	$11
Accruals and reserves	29	61
Employee compensation	22	37
Amortization and depreciation	—	27
Deferred rent	83	—
Other	19	49
Valuation allowances	(15)	(13)
Total deferred tax assets	$180	$172

Deferred tax liabilities:
Assets acquired in business combinations	$413	$399
Amortization and depreciation	8	—
Total deferred tax liabilities	421	399
Net deferred tax liability	$241	$227
The 2015 balances reflect the prospective application of newly adopted accounting guidance requiring deferred tax liabilities and assets to be classified as noncurrent on our Balance Sheets. Accordingly, on October 1, 2015, we reclassified $56 million of current deferred tax assets and $1 million of current deferred tax liabilities to noncurrent. This guidance was not retrospectively applied to our 2014 balances. We had current deferred tax assets of nil, non-current deferred tax assets of $1 million, current deferred tax liabilities (included within accrued other taxes within Accounts payable and accrued liabilities on the accompanying Balance Sheets) of nil and non-current deferred tax liabilities of $242 million at December 31, 2015. We had current deferred tax assets of $84 million, non-current deferred tax assets of $3 million, current deferred tax liabilities (included within accrued other taxes within Accounts payable and accrued liabilities on the accompanying Balance Sheets) of $1 million and non-current deferred tax liabilities of $313 million at December 31, 2014.
We have recorded valuation allowances for certain tax attribute carryforwards and other deferred tax assets due to uncertainty that exists regarding future realizability. The tax attribute carryforwards at December 31, 2015 consist of nil of tax credits and $252 million of net operating losses that expire in varying amounts from 2016 to 2035. The tax attribute carryforwards at December 31, 2014 consist of $1 million of tax credits and $111 million of net operating losses that expire in varying amounts from 2016 through 2035. If, in the future, we believe that it is more likely than not that these deferred tax benefits will be realized, the reversal of the valuation allowances will be recognized in the Statements of Operations.
U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of foreign subsidiaries aggregating approximately $407 million and $14 million at December 31, 2015 and 2014, respectively. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. Determination of the amount of unrecognized deferred U.S. federal income tax liability with respect to such earnings is not practicable.
Accounting for Uncertainty in Income Taxes
We recognize income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Changes in our uncertain income tax positions, excluding the related accrual for interest and penalties, from January 1 through December 31 are set forth below (in millions):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of the period	$37	$43	$39
Additions for prior year tax positions	—	2	5
Additions for current year tax positions	1	2	4
Reductions for prior year tax positions	(3)	(10)	(5)
Balance, end of the period	$35	$37	$43
Should our position with respect to these uncertain tax positions be upheld, the significant majority of the effect would be recorded in the Statements of Operations as part of the Income tax provision (benefit).
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
During the year ended December 31, 2015, we recorded a decrease to interest reserves through the Statements of Operations of approximately $2 million. During the years ended December 31, 2014 and 2013, we recorded an increase to interest reserves through the Statements of Operations of approximately $2 million and $1 million, respectively. The amount accrued for interest and penalties as of December 31, 2015, 2014 and 2013 was $7 million, $9 million and $7 million, respectively. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.
Net reserves for uncertain tax positions, including applicable accrued interest, are included within Other noncurrent liabilities on the accompanying Balance Sheets.
In our judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next 12 months. The effect of the resolutions of these matters, a portion of which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from nil to $6 million, which would lower our effective tax rate.
For periods prior to the Spin-Off, Time Warner has filed income tax returns in the United States and various state and local and foreign jurisdictions on our behalf. The Internal Revenue Service (“IRS”) is currently conducting an examination of Time Warner’s U.S. income tax returns for the 2008 through 2010 period.
As of December 31, 2015, our tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. Federal	2004 through the current period
United Kingdom	2014 through the current period
New York State	2012 through the current period
New York City	2009 through the current period
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

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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
10. STOCKHOLDERS' EQUITY
In the fourth quarter of 2015, our Board of Directors authorized share repurchases of our common stock of up to $300 million. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board of Directors. Under the share repurchase authorization, we may repurchase shares in open-market and/or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The extent to which we repurchase shares, and the timing of such repurchases, will depend upon a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by the Company from time to time. The authorization may be suspended or discontinued at any time without notice. We have been financing, and expect to finance in the future, the purchases out of working capital and/or cash balances. In 2015, we repurchased 3.93 million shares of our common stock for a weighted average price of $16.08 per common share. From January 1, 2016 through February 5, 2016, we repurchased an additional 1.41 million shares of our common stock. Share repurchased are immediately canceled and retired.
The following relates to Stockholders' equity subsequent to the Spin-Off. For a discussion of Time Warner's investment prior to the Spin-Off see Note 17, "Relationship Between Time Inc. and Time Warner."
Authorized Capital Stock
Since the Spin-Off, our authorized capital stock consists of 400 million shares of common stock, par value $0.01 per share, and 40 million shares of preferred stock, par value $0.01 per share.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Common Stock
Shares Outstanding: On the Distribution Date, Time Warner completed the Distribution of one share of common stock of Time Inc. for every eight shares of Time Warner common stock. Following the Distribution, we had approximately 108.94 million shares of common stock issued and outstanding.
Dividends: Holders of shares of our common stock will be entitled to receive dividends when, as and if declared by our Board of Directors at its discretion out of funds legally available for that purpose, subject to the preferential rights of any preferred stock that may be outstanding. The timing, declaration, amount and payment of future dividends are dependent on our financial condition, earnings, the capital requirements of our business, covenants associated with debt obligations and debt service obligations, as well as legal requirements, regulatory constraints, industry practice and other factors deemed relevant by our Board of Directors. Our Board of Directors will make all decisions regarding our payment of dividends from time to time in accordance with applicable law. On February 11, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on February 29, 2016, payable on March 15, 2016. Our Board of Directors has consistently declared dividends of $0.19 per common share since October 2014, resulting in quarterly dividend payments of approximately $21 million per quarter.
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
Stock Repurchases
All decisions regarding any stock repurchases will be the sole discretion of a duly appointed committee of the Board of Directors and management. The committee's decisions regarding any stock repurchases will be evaluated from time to time in light of many factors, including our financial condition, earnings, capital requirements and debt covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice and other factors that the committee may deem relevant. Stock repurchase authorizations may be modified, extended, suspended or discontinued at any time by the Board of the Directors. See Note 2, "Summary of Significant Accounting Policies – Common Stock Repurchase Authorization."
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

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following summary sets forth the activity within Other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended December 31, 2015
	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$(37)	$—	$(37)
Reclassification adjustment for (gains) losses on foreign currency realized in net income (loss)(a)	1	—	1
Unrealized gains (losses) on benefit obligations	(33)	5	(28)
Reclassification adjustment for (gains) losses on benefit obligations realized in net income (loss)(b)	9	(2)	7
Other comprehensive income (loss)	$(60)	$3	$(57)

	Year Ended December 31, 2014
	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$(41)	$—	$(41)
Reclassification adjustment for (gains) losses on foreign currency realized in net income (loss)(a)	(1)	—	(1)
Unrealized gains (losses) on benefit obligations	(22)	6	(16)
Reclassification adjustment for (gains) losses on benefit obligations realized in net income (loss)(b)	7	(2)	5
Other comprehensive income (loss)	$(57)	$4	$(53)

	Year Ended December 31, 2013
	Pretax	Tax (Provision) Benefit	Net of Tax
Foreign currency translation gains (losses)	$31	$—	$31
Unrealized gains (losses) on benefit obligations	(6)	2	(4)
Reclassification adjustment for (gains) losses on pension benefit obligations realized in net income (loss)(b)	3	(1)	2
Other comprehensive income (loss)	$28	$1	$29
__________________________

(a)	Foreign currency reclassification adjustments were the result of the sale of our U.K.-based joint venture in 2015 and our Mexico-based GEX operations in 2014.

(b)	Included within Selling, general and administrative expenses on the accompanying Statements of Operations.
The following summary sets forth the components of Accumulated other comprehensive loss, net of tax (in millions):

	December 31,
	2015	2014
Foreign currency translation gains (losses)	$(60)	$(25)
Net benefit obligation	(166)	(144)
Accumulated other comprehensive loss, net	$(226)	$(169)

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

11. NET INCOME (LOSS) PER COMMON SHARE
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
The determination and reporting of net income (loss) per common share requires the inclusion of certain of our time-based RSUs where such securities have the right to share in dividends, if declared, equally with common stockholders. During periods in which we generate net income, such participating securities have the effect of diluting both basic and diluted net income (loss) per share. During periods of net loss, no effect is given to participating securities, since they do not share in the losses of the Company. For the year ended December 31, 2015, such participating securities had no impact on our basic and diluted net income (loss) per common share calculation as we were in a net loss position.
For the years ended December 31, 2015, 2014 and 2013, basic and diluted net income (loss) per common share were as follows (in millions, except per share amounts):

	Year Ended December 31,
	2015			2014			2013
	Net loss	Shares	Per Share Amount	Net income	Shares	Per Share Amount	Net income	Shares	Per Share Amount
Basic Net Income (Loss) per Common Share
Net income (loss)	$(881.00)			$87.38			$201.17
Less net income associated with participating securities	—			(0.30)			—
Basic net income (loss) per common share(a)	$(881.00)	105.94	$(8.32)	$87.08	109.10	$0.80	$201.17	108.94	$1.85

Diluted Net Income (Loss) per Common Share
Net income (loss)	$(881.00)			$87.38			$201.17
Effect of dilutive securities	—	—		—	0.42		—	—
Diluted net income (loss) per common share(a)	$(881.00)	105.94	$(8.32)	$87.38	109.52	$0.80	$201.17	108.94	$1.85
__________________________

(a)
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

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The computation of diluted net income (loss) per common share for the years ended December 31, 2015, 2014 and 2013 excludes certain equity awards because they are anti-dilutive. Such equity awards are as set forth below (in millions):

	Year Ended December 31,
	2015	2014	2013
Anti-dilutive equity awards	6	1	N/A
__________________________

N/A	- Not applicable.
12. EQUITY-BASED COMPENSATION
The following table sets forth the number of Time Inc. stock options and RSUs granted for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended December 31,
	2015	2014	2013
Stock options(a)	1	1	1
RSUs(b)	1	4	—
__________________________

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

Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal annual installments, and expire ten years from the date of grant. RSUs granted under the Time Inc. Omnibus Incentive Compensation Plan generally vest in four equal annual installments. Upon the exercise of a stock option award, vesting of an RSU or grant of restricted stock, shares of Time Inc. common stock may be issued from authorized but unissued shares or treasury stock, if applicable. As of December 31, 2015, we did not have any treasury stock. There were no Time Inc. stock options exercised during the years ended December 31, 2015, 2014 and 2013. Approximately 1 million RSUs vested into common shares during the year ended December 31, 2015, an insignificant number of RSUs vested into common shares during the year ended December 31, 2014 and nil vested into common shares during the year ended December 31, 2013.
The table below summarizes the weighted-average assumptions used to value Time Inc. stock options at their grant date and the weighted-average grant date fair value per option:

	Year Ended December 31,
	2015	2014	2013
Expected volatility(a)	27.64%	28.27%	27.05%
Expected term to exercise from grant date (in years)(a)	5.24	5.28	4.82
Risk-free rate(a)	1.67%	1.88%	1.62%
Expected dividend yield(a)	3.21%	3.00%	3.00%
Weighted average grant date fair value per option(a)	$4.49	$4.68	$5.42
__________________________

(a)
The 2013 assumptions relate to Time Warner stock options awarded to our Chief Executive Officer and Executive Vice President and Chief Financial Officer which were converted to approximately 727,000 Time Inc. stock options at the time of the Spin-Off.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding as of December 31, 2015 and 2014:

	Year Ended December 31, 2015
	Number of options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	1,854	$22.97
Granted	1,105	24.05
Exercised	—	—
Forfeited or expired	165	23.37
Outstanding as of December 31, 2015	2,794	$23.37	8.61	$—
Exercisable as of December 31, 2015	540	$22.80	8.15	$—
Expected to vest as of December 31, 2015	2,028	$23.56	8.73	$—

	Year Ended December 31, 2014
	Number of options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013(a)	727	$22.35
Granted	1,127	23.37
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of December 31, 2014	1,854	$22.97	9.24	$3,040
Exercisable as of December 31, 2014	150	$22.35	8.88	$338
Expected to vest as of December 31, 2014	1,321	$23.02	9.27	$2,102
_______________________

(a)
Represents Time Warner stock options awarded to our Chief Executive Officer and Executive Vice President and Chief Financial Officer which were converted to Time Inc. stock options at the time of the Spin-Off.

The following table sets forth the weighted average grant date fair value of Time Inc. RSUs:

	Year Ended December 31,
	2015	2014	2013
RSUs(a)	$22.25	$22.04	$21.42
_______________________

(a)
The 2013 amount represents Time Warner RSUs granted to our Chief Executive Officer and Executive Vice President and Chief Financial Officer which were converted to Time Inc. RSUs at the time of the Spin-Off.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes information about unvested Time Inc. RSUs as of December 31, 2015 and 2014:

	Year Ended December 31, 2015
	Number of Shares/Units (in thousands)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2014	3,383	$22.04
Granted	1,360	22.91
Vested	1,274	22.52
Forfeited	412	21.89
Unvested as of December 31, 2015(a)	3,057	$22.25	$47,903
Expected to vest as of December 31, 2015	2,719	$22.27	$42,601

	Year Ended December 31, 2014
	Number of Shares/Units (in thousands)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2013(b)	190	$21.42
Granted	3,632	22.10
Vested	182	22.74
Forfeited	257	21.93
Unvested as of December 31, 2014(a)	3,383	$22.04	$83,250
Expected to vest as of December 31, 2014	2,905	$22.13	$71,503
__________________________

(a)	The weighted average contractual life of unvested RSUs at both December 31, 2015 and 2014 was one year.

(b)	Represent Time Warner RSUs granted to our Chief Executive Officer and Executive Vice President and Chief Financial Officer which were converted to Time Inc. RSUs at the time of the Spin-Off.
The following table sets forth the total intrinsic value of Time Inc. RSUs that vested during the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended December 31,
	2015	2014	2013
RSUs	$31	$4	N/A
__________________________

N/A	- Not applicable.
Compensation expense recognized for equity-based awards for the years ended December 31, 2015, 2014 and 2013 is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
RSUs	$30	$30	$4
Stock options	4	3	14
Total impact on operating income (loss)	$34	$33	$18
Income tax benefit recognized	$7	$10	$6

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Total unrecognized compensation cost related to unvested Time Inc. RSUs as of December 31, 2015, without taking into account expected forfeitures, was $40 million and is expected to be recognized over a weighted-average period between one and three years.
Total unrecognized compensation cost related to unvested Time Inc. stock options as of December 31, 2015, without taking into account expected forfeitures, was $6 million and is expected to be recognized over a weighted-average period between one and three years.
13. BENEFIT PLANS
Defined Benefit Pension Plans
In May 2014 and effective upon the Spin-Off, our Board of Directors adopted the Time Inc. Excess Benefit Pension Plan, a continuation of the Time Warner Excess Benefit Pension Plan, for the accrued benefits of any employee who was actively employed by us on or after January 1, 2014 or who was receiving salary continuation or separation pay benefits from us on or after December 31, 2013. Time Warner remains responsible for any obligation to our other former employees who participated in the Time Warner Excess Benefit Pension Plan. Both Plans provide for payments of additional pension benefits to eligible employees in excess of the federal limitation on the amount of compensation eligible for the calculation of benefits and the amount of benefits derived from employer contributions that may be paid to participants under the plans. The Time Warner Excess Benefit Pension Plan has been frozen to new participants since June 2010. The Time Inc. Excess Benefit Pension Plan was terminated and $22 million was paid in 2015 in respect of the settlement of our obligations under the plan. Accordingly, benefit obligations decreased with a corresponding decrease in unrecognized actuarial loss included within Accumulated other comprehensive loss, net in the Balance Sheets. A pretax loss of $6 million related to the settlement of these obligations was recognized within the Statements of Operations during the year ended December 31, 2015.
We also participate in various funded and unfunded noncontributory defined benefit plans, including international plans in the United Kingdom, Germany and Benelux. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation during their employment period.
On October 19, 2015, we entered into a deed of guarantee (the “New Pension Support Agreement”) with IPC Media Pension Trustee Limited, the trustee of the IPC Media Pension Scheme, a defined benefit pension plan for certain of our current and former U.K. employees that is closed to new participants (the “UK Pension Plan”) effective upon the closing of the sale of the Blue Fin Building (or of IPC Magazines Group Limited, the subsidiary that owned the building) (the “Sale Closing”). The New Pension Support Agreement replaced Time Inc. UK’s and IPC Magazines Group Limited’s then-existing agreement with the trustee of the IPC Media Pension Scheme (the “2014 Pension Support Agreement”), which was entered into in connection with our June 2014 Spin-Off from Time Warner and, among other things, included certain restrictions on the use of the proceeds of any sale of the Blue Fin Building and required ongoing funding of the UK Pension Plan at the rate of £11 million per year. Pursuant to the New Pension Support Agreement, we were no longer subject to any restrictions on such use of proceeds but agreed to make the following cash contributions to the UK Pension Plan: (1) £50 million ($75 million on payment date in November 2015) to be contributed within 30 days of a Sale Closing; (2) £11 million ($17 million as of the Sale Closing) to be contributed annually until the sixth anniversary of the Sale Closing; (3) contributions on the sixth, seventh and eighth anniversaries of the Sale Closing calculated so as to eliminate the “self-sufficiency deficit”, if any, of the UK Pension Plan as of the eighth anniversary of the Sale Closing, determined assuming that the discount rate on the UK Pension Plan’s liabilities would be equivalent to 0.5% in excess of the then-prevailing rate on bonds issued by the U.K. Government (“gilts”); and (4) contributions between the eighth and fifteenth anniversaries of the Sale Closing calculated so as to eliminate the “self-sufficiency deficit”, if any, of the UK Pension Plan as of the fifteenth anniversary of the Sale Closing, determined assuming that the discount rate on the plan’s liabilities would be equivalent to the then-prevailing gilts rate. The “self-sufficiency deficit” is an estimate based on agreed-upon actuarial assumptions of the amount of a hypothetical one-time contribution that would provide high levels of assurance that the UK Pension Plan could fund all future benefit obligations as they come due with no further contributions. The “self-sufficiency deficit” is subject to significant variation over time based on changes in actuarial assumptions such as interest rates, investment returns and other factors.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The New Pension Support Agreement provides that Time Inc. will guarantee all of Time Inc. UK’s obligations under the UK Pension Plan and the New Pension Support Agreement, including the above-described payment obligations, as well as the obligation to fund the UK Pension Plan’s “buyout deficit” (i.e., the amount that would be needed to purchase annuities to discharge the benefits under the plan) under certain circumstances. Specifically, Time Inc. would be required to deposit the buyout deficit into escrow or provide a surety bond or other suitable credit support if we were to experience a significant drop in our credit ratings or if our debt in excess of $50 million were to not be paid when due or were to come due prior to its stated maturity as a result of a default (a “Major Debt Acceleration”). We would be permitted to recoup the escrowed funds under certain circumstances after a recovery in our credit ratings. However, if the Company or Time Inc. UK were to become insolvent, or if a Major Debt Acceleration were to occur (without being promptly cured and accompanied by a recovery in the Company's credit ratings), any escrowed funds would be immediately contributed into the UK Pension Plan and we would be obligated to immediately contribute into the UK Pension Plan any shortfall in the buy-out deficit amount. The Sale Closing was consummated in November 2015 and a contribution of £50 million ($75 million on payment date) was made to the UK Pension Plan in the fourth quarter of 2015.
A summary of activity for substantially all of Time Inc.'s domestic and international defined benefit pension plans utilizing a measurement date of December 31, 2015 and 2014 is as follows (in millions):
Benefit Obligation

	December 31,
	2015		2014
Change in benefit obligation:	Domestic	International	Domestic	International
Projected benefit obligation, beginning of year	$22	$719	$—	$683
Service cost	—	—	—	—
Interest cost	—	26	1	30
Actuarial (gain) loss	—	7	—	59
Benefits paid	—	(19)	—	(15)
Settlements	(22)	—	(3)	—
Plan amendments	—	—	—	—
Transfer from Time Warner	—	—	24	—
Foreign currency exchange rates	—	(40)	—	(38)
Projected benefit obligation, end of year	$—	$693	$22	$719
Accumulated benefit obligation, end of year	$—	$693	$22	$717
Plan Assets

	December 31,
	2015		2014
Change in plan assets:	Domestic	International	Domestic	International
Fair value of plan assets, beginning of year	$—	$717	$—	$674
Actual return on plan assets	—	7	—	78
Employer contributions	22	94	3	18
Benefits paid	—	(19)	—	(15)
Settlements	(22)	—	(3)	—
Foreign currency exchange rates	—	(42)	—	(38)
Fair value of plan assets, end of year	$—	$757	$—	$717

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Funded Status

	December 31,
	2015		2014
	Domestic	International	Domestic	International
Funded status	N/A	$64	$(22)	$(2)
Accumulated Benefit Obligation

	Domestic Pension Benefits
	Funded Plans		Unfunded Plans		Total Plans
	December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014
Accumulated benefit obligation	N/A	N/A	N/A	$22	N/A	$22
Projected benefit obligation	N/A	N/A	N/A	22	N/A	22
Fair value of plan assets	N/A	N/A	N/A	—	N/A	—
Funded Status	N/A	N/A	N/A	$(22)	N/A	$(22)

	International Pension Benefits
	Funded Plans		Unfunded Plans		Total Plans
	December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014
Accumulated benefit obligation	$683	$707	$10	$10	$693	$717
Projected benefit obligation	683	709	10	10	693	719
Fair value of plan assets	757	717	—	—	757	717
Funded Status	$74	$8	$(10)	$(10)	$64	$(2)
_______________________

N/A	- Not applicable.
As of December 31, 2015 and 2014, amounts included in Accumulated other comprehensive loss, net relating to benefit obligations were $221 million and $195 million, respectively, (and $166 million and $144 million net of tax, respectively) primarily consisting of net actuarial losses.
Certain defined benefit pension plans have projected benefit obligations and accumulated benefit obligations in excess of their plan assets. These plans are primarily unfunded. As of December 31, 2015 and 2014, the projected benefit obligations for unfunded plans were $10 million and $32 million, respectively, and the accumulated benefit obligations for unfunded plans were $10 million and $32 million, respectively.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost (Credit)
Components of net periodic benefit cost (credit) for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions):

	Domestic			International			Total
	December 31,			December 31,			December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$—	$—	N/A	$—	$—	$—	$—	$—	$—
Interest cost	—	1	N/A	26	30	26	26	31	26
Expected return on plan assets	—	—	N/A	(45)	(45)	(38)	(45)	(45)	(38)
Amortization of prior service cost	—	—	N/A	—	—	—	—	—	—
Amortization of net loss	—	—	N/A	3	3	3	3	3	3
Settlement	6	1	N/A	—	—	—	6	1	—
Net periodic benefit cost (credit)	$6	$2	N/A	$(16)	$(12)	$(9)	$(10)	$(10)	$(9)
_______________________

N/A	- Not applicable.
Unrecognized Benefit Cost
The items reflected in Accumulated other comprehensive loss in the Balance Sheets and not yet recognized as a component of net periodic benefit cost are (in millions):

	Year Ended December 31,
	2015		2014
	Domestic	International	Domestic	International
Unrecognized actuarial loss	$—	$222	$5	$191
Unrecognized prior service cost	—	(1)	—	(1)
Total(a)	$—	$221	$5	$190
__________________________

(a)	The amount expected to be recognized in net periodic benefit cost (credit) in 2016 is approximately a $21 million benefit.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other Comprehensive Income (Loss)
The pretax amounts recognized in Other comprehensive income (loss) during the years ended December 31, 2015, 2014 and 2013 are (in millions):

	Year Ended December 31,
	2015		2014		2013
	Domestic	International	Domestic	International	Domestic	International
Current year actuarial (gain) loss	$—	$45	$6	$26	N/A	$4
Amortization of actuarial loss	—	(3)	—	(3)	N/A	(3)
Settlement loss	(6)	—	(1)	—	N/A	—
Effects of changes in foreign currency exchange rates	—	(12)	—	(10)	N/A	4
Total recognized in other comprehensive income (loss)	$(6)	$30	$5	$13	N/A	$5
_______________________

N/A	- Not applicable.
Assumptions
Weighted-average assumptions used to determine benefit obligations for the years ended December 31, 2015 and 2014 and net periodic benefit costs for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Domestic
	Benefit Obligations		Net Periodic Benefit Costs
	2015	2014	2015	2014	2013
Discount rate	N/A	1.40%	1.40%	4.05%	N/A
Rate of compensation increase(a)	N/A	N/A	N/A	N/A	N/A
Expected long-term return on plan assets(b)	N/A	N/A	N/A	N/A	N/A

	International
	Benefit Obligations		Net Periodic Benefit Costs
	2015	2014	2015	2014	2013
Discount rate	3.80%	3.66%	3.66%	4.46%	4.51%
Rate of compensation increase	3.07%	2.97%	2.97%	3.82%	3.34%
Expected long-term return on plan assets(b)	N/A	N/A	6.42%	6.84%	6.98%
__________________________

N/A	- Not applicable.

(a)	The rate of increase in compensation level assumption is not applicable due to the settlement of the pension plan in 2015.

(b)	Expected long-term return on plan assets is not applicable as to unfunded pension plans.
Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets and a discount rate.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In developing the expected long-term rate of return on plan assets, we considered long-term historical rates of return, our plan asset allocations as well as the opinions and outlooks of investment professionals and consulting firms. Projected returns by such consultants and economists are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan during the year. The expected long-term rate of return determined on this basis was 6.42% at the beginning of 2015. Our plan assets had a rate of return of approximately 1.01% in 2015 and an average annual return of approximately 8.86% over the three-year period 2013 through 2015. We regularly review our actual asset allocation and periodically rebalance our investments to meet our investment strategy.
The value ("market-related value") of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.
Based on the composition of our assets at the end of the year, we estimated our 2016 expected long-term rate of return to be 6.53%, an increase from 6.42% in 2015. If the expected long-term rate of return on our plan assets were decreased by 25 basis points to 6.17% in 2015, pension expense would have increased by approximately $2 million in 2015 for our pension plans. Our funding requirements would not have been materially affected.
Historically, we estimated service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The discount rates on our international plans were determined by matching the plan’s liability cash flows to rates derived from high-quality corporate bonds available at the measurement date. To determine our discount rate used to measure our benefit obligations, we projected cash flows based on annual accrued benefits. For active participants, the benefits under the respective pension plans were projected to the date of expected termination. The projected plan cash flows were discounted to the measurement date, which was the last day of our fiscal year, using the annual spot rates derived from high-quality corporate bonds available at the measurement date. A single discount rate was then computed so that the present value of the benefit cash flow equaled the present value computed using the rate curves. This single discount rate was then used to compute the service and interest cost components of net periodic pension benefit cost.
Effective December 31, 2015, we changed our estimate of the service and interest cost components of net periodic benefit cost for our pension benefit plans. Previously, we estimated service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The new estimate provides a more precise measurement of future service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The change does not affect the measurement of our pension benefit obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. In 2016, the change in estimate is expected to reduce net periodic benefit cost by $3 million when compared to the prior estimate.
The weighted average discount rate determined on a multiple discount rate approach was 3.80% for our international plans as of December 31, 2015. If the expected discount rate decreased by 25 basis points for our international plans, pension expense would have increased by less than $1 million as of December 31, 2015 and our pension obligation would have increased by approximately $33 million.
We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The percentage of asset allocations of our funded pension plans at December 31, 2015 and 2014, by asset category, were as follows:

	December 31,
Asset Allocations of Funded Pension Plans	2015	2014
Equity securities	55%	61%
Debt securities	30%	34%
Other	15%	5%
Total	100%	100%
Fair Value of Plan Assets
The following table sets forth by level, within the fair value hierarchy described in Note 5, "Fair Value Measurements," the assets held by our defined benefit pension plans, as of December 31, 2015 and 2014 (in millions):

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Pooled Investments:
Equity securities	$—	$414	$—	$414	$—	$439	$—	$439
Fixed income securities	—	229	—	229	—	243	—	243
Other	—	101	—	101	—	21	—	21
Guaranteed Investment Contract	—	13	—	13	—	14	—	14
Total	$—	$757	$—	$757	$—	$717	$—	$717

We primarily utilize the market approach for determining recurring fair value measurements. Our pension plan investments are primarily held in pooled investment funds where fair value has been determined using net asset values at period end. The remainder of our pension assets are held through a guaranteed investment contract where fair value has been determined based on the higher of the surrender value of the contract or the present value of the underlying bonds based on a discounted cash flow model. For investments held at the end of the reporting period that are measured at fair value on a recurring basis, there were no transfers between levels from 2014 to 2015. Our funded pension plans have no investments classified within Level 3 of the valuation hierarchy.
Target asset allocations for our defined benefit pension plans as of both December 31, 2015 and 2014 were approximately 64% equity investments, 34% fixed income investments and 2% other investments.
At both December 31, 2015 and December 31, 2014, the defined benefit pension plans’ assets did not include any securities issued by Time Inc. or Time Warner.
Expected Cash Flows
After considering the funded status of our defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, we may choose to make contributions to our pension plans in any given year. We made cash contributions of $94 million and $17 million to our funded defined benefit pension plans during the years ended December 31, 2015 and 2014, respectively. For our unfunded plans, contributions will continue to be made to the extent benefits are paid. We expect to pay approximately $15 million in benefit payments on our international plan in 2016. In addition, we currently anticipate we will make contributions to certain international defined benefit pension plans of $17 million in 2016, pursuant principally to U.K. regulatory funding requirements.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Information about the expected benefit payments for our defined benefit plans is as follows (in millions):

	2016	2017	2018	2019	2020	2021-2025
Expected benefit payments	$15	$17	$18	$19	$22	$130
Defined Contribution Plans
We have certain domestic and international defined contribution plans for which the expense amounted to $29 million, $32 million and $42 million in 2015, 2014 and 2013, respectively. Our contributions to the savings plans are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.
Compensation Plans
Effective January 1, 2014, we established unfunded, non-qualified deferred compensation plans to continue analogous Time Warner programs providing for the deferral compensation of certain highly compensated employees.  The Time Inc. Supplemental Saving Plan permits eligible employees who participate in the Time Inc. Savings Plan, our 401(k) plan, to defer compensation in excess of the qualified plan deferral limits.  Deferrals in excess of the IRS tax qualified plan limit, but less than $500,000, receive a company matching deferral of up to 5% of eligible compensation that vests with two years of company service.  The Time Inc. Deferred Compensation Plan is a frozen plan under which participants were permitted to defer certain bonuses. No actual monies are set aside in respect of the deferred compensation plans and participants have no rights to company assets in respect of plan liabilities in excess of a general unsecured creditor.  Deferrals are recorded and credited with the returns on deemed investments on hypothetical investments in the Time Inc. Savings Plan funds designated by each participant.  Accordingly the liabilities associated with the plan fluctuate with hypothetical yields of the underlying investments. Book entry liabilities for the uncollateralized plan balances that remain a contractual obligation of the Company, were approximately $33 million and $41 million at December 31, 2015 and 2014, respectively, of which approximately $4 million and $7 million, respectively, were reflected within Accounts payable and accrued liabilities and approximately $29 million and $34 million, respectively, were reflected within Other noncurrent liabilities on the accompanying Balance Sheets.
14. RESTRUCTURING AND SEVERANCE COSTS
Our Restructuring and severance costs primarily relate to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance expense for the years ended December 31, 2015, 2014 and 2013 were as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Restructuring and severance costs	$191	$192	$63

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Selected information relating to Restructuring and severance costs is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2012	$25	$42	$67
Net accruals	67	(4)	63
Noncash adjustments(a)	(2)	—	(2)
Cash paid	(62)	(8)	(70)
Remaining liability as of December 31, 2013	$28	$30	$58
Net accruals	150	42	192
Noncash adjustments(a)	(6)	5	(1)
Cash paid	(77)	(70)	(147)
Remaining liability as of December 31, 2014	$95	$7	$102
Net accruals	49	142	191
Noncash adjustments(a)	(2)	8	6
Cash paid	(76)	(15)	(91)
Remaining liability as of December 31, 2015	$66	$142	$208
__________________________

(a)
Noncash adjustments to employee terminations relate to the settlement of certain employee-related liabilities with equity instruments. Noncash adjustments to other exit costs relate primarily to a bankruptcy claim distribution, adjustments for deferred rent liabilities and settlement of lease obligations.

As of December 31, 2015, of the remaining $208 million liability, $177 million was classified as a current liability in the Balance Sheets, with the remaining $31 million classified as a noncurrent liability. Amounts classified as noncurrent liabilities are expected to be paid through 2020 and relate to severance and lease exit costs. During the year ended December 31, 2015, we reversed $10 million of restructuring charges due to both modifications to certain employee termination agreements and settlement of certain lease obligations. During the year ended December 31, 2014, we reversed $8 million related to a change in estimate of severance costs and an adjustment to exit costs.
Restructuring charges in 2015 related to both severance costs and exit costs. Severance costs related to various employee terminations. Exit costs primarily related to the remaining rent obligations at the Time and Life Building, our former corporate headquarters at 1271 Avenue of the Americas, when we ceased use of the premises in the fourth quarter of 2015.
In connection with our exit from the Time and Life Building in November 2015, we entered into an agreement with the landlord which gave us an option to surrender certain floors for $86 million, which we exercised (and the related payment made) in January 2016 . Our minimum rental obligation for the remaining floors was also reduced to a total of $68 million, payable by us ratably through 2017, partially offset by sublease income of $59 million payable to us ratably through 2017. Such exit costs were included with Accounts payable and accrued liabilities and Other noncurrent liabilities on the accompanying Balance Sheets at December 31, 2015.
Restructuring charges in 2014 included headcount reductions and real estate consolidations and were part of a company-wide restructuring plan intended to streamline our organizational structure, drive operational efficiencies and create the appropriate infrastructure to support our long-range plans.
Restructuring charges in 2013 primarily related to headcount reductions aimed at better aligning our cost structure with our revenues.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

15. COMMITMENTS AND CONTINGENCIES
Commitments
We have commitments under certain firm contractual arrangements ("firm commitments") to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Our commitments not recorded on the Balance Sheets primarily consist of operating lease arrangements, talent commitments, and purchase obligations for goods and services. Our other commitments primarily consist of debt obligations. Our commitments expected to be paid over the next five years and thereafter are as follows (in millions):

	Payment Due In
	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases(a)(b)(c)	$134	$44	$62	$61	$57	$583	$941
Administrative and other	69	25	14	3	2	—	113
Debt obligations(d)	75	74	74	73	71	1,342	1,709
Benefit plans(e)	15	17	18	19	22	130	221
Total commitments(f)	$293	$160	$168	$156	$152	$2,055	$2,984
__________________________

(a)
We have long-term, noncancelable operating lease commitments for office space, studio facilities and equipment. Future minimum operating lease payments have been reduced by future minimum sublease income of $32 million in 2016, $33 million in 2017, $4 million in 2018, $4 million in 2019, $4 million in 2020 and $21 million thereafter. Rent expense was $103 million, $91 million and $82 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(b)
During the fourth quarter of 2015, we sold the Blue Fin Building in the U.K. for £415 million ($629 million at exchange rates on the date of consummation of the sale) and agreed to lease back office space from the buyer through 2025. In 2014, we sold our properties in Birmingham, Alabama for $58 million and agreed to lease back office space from the buyer through 2015 in two buildings and through 2030 in the third building. Lease obligations in connection with these new operating leases are reflected within the table above.

(c)
In connection with our exit from the Time and Life Building at 1271 Avenue of the Americas in November 2015, we entered into an agreement with the landlord which gave us an option to surrender certain floors for $86 million, which we exercised (and the related payment made) in January 2016. Our minimum rental obligation for the remaining floors was also reduced to a total of $68 million, payable ratably through 2017, partially offset by sublease income of $59 million payable to us ratably through 2017.

(d)	Includes future payments of principal and interest due on our Term Loan and Senior Notes. Interest on variable rate debt is calculated based on the prevailing interest rate as of December 31, 2015.

(e)
Accrued benefit liability for pension and other postretirement benefit plans is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. A portion of the payments under our Company-sponsored qualified pension plans will be made out of existing assets of the pension plans and not Company cash.

(f)
The contractual obligations table above does not include any liabilities for uncertain income tax positions as we are unable to reasonably predict the ultimate amount or timing of settlement of our liabilities for uncertain income tax positions. At December 31, 2015, the liability for uncertain tax positions was $35 million, excluding the related accrued interest liability of $7 million and deferred tax assets of $5 million. See Note 9 "Income Taxes." Additionally, the contractual obligations table above does not include any liabilities under our Revolving Credit Facility except for customary unused fees. The Revolving Credit Facility was undrawn as of December 31, 2015, except for the $3 million in letters of credit issued thereunder and we cannot reasonably predict any potential draw downs on the Revolving Credit Facility. In addition to the letters of credit under the Revolving Credit Facility we maintain letters of credit under various financial institutions which aggregated $3 million as of December 31, 2015. Certain of our foreign subsidiaries have access to lines of credit which aggregated $3 million and remained undrawn as of December 31, 2015.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Legal Proceedings
In the ordinary course of business, we are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.
On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, "Anderson News") filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York (the “District Court”) against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time Inc. Retail (formerly Time/Warner Retail Sales & Marketing, Inc.) ("TIR"). Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Specifically, plaintiffs allege that defendants conspired to reduce competition in the wholesale market for single-copy magazines by rejecting the magazine distribution surcharge proposed by Anderson News and another magazine wholesaler and refusing to distribute magazines to them. Plaintiffs are seeking (among other things) an unspecified award of treble monetary damages against defendants, jointly and severally. On August 2, 2010, the District Court granted defendants' motions to dismiss the complaint with prejudice and, on October 25, 2010, the District Court denied Anderson News' motion for reconsideration of that dismissal. On November 8, 2010, Anderson News appealed and, on April 3, 2012, the U.S. Court of Appeals for the Second Circuit (the “Circuit Court”) vacated the District Court's dismissal of the complaint and remanded the case to the District Court. On January 7, 2013, the U.S. Supreme Court denied defendants' petition for writ of certiorari to review the judgment of the Circuit Court vacating the District Court's dismissal of the complaint. In February 2014, Time Inc. and several other defendants amended their answers to assert antitrust counterclaims against plaintiffs. On December 19, 2014, the defendants filed a motion for summary judgment on Anderson News' claims and Anderson News filed a motion for summary judgment on the antitrust counterclaim. On August 20, 2015, the District Court granted the defendants’ motion for summary judgment on Anderson News’ claims and granted Anderson News’ motion for summary judgment on the defendants’ antitrust counterclaim. On August 25, 2015, Anderson News filed a notice with the Circuit Court appealing the District Court’s dismissal of Anderson News’ claims, and on September 14, 2015, the defendants filed a notice with the Circuit Court appealing the District Court’s dismissal of the defendants’ antitrust counterclaim. On December 8, 2015, Anderson News filed its appellate brief with the Circuit Court.
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
On October 26, 2010, the Canadian Minister of National Revenue denied the claims by TIR for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines, and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency ("CRA"), arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the CRA, asserting the same arguments made in the objection TIR filed on January 21, 2011. By letter dated June 19, 2015, the collections department of the CRA requested payment of C$89.8 million, which includes interest accrued on both assessments, and stated that failure

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

to pay may result in legal action. TIR responded by letter dated July 9, 2015 stating that collection should remain stayed pending resolution of the issues raised by TIR’s objection and that the alleged liability associated with the assessments substantially exceeds the value of TIR’s assets and business in Canada. By letter dated September 21, 2015, the CRA stated that collection would not be stayed and requested that TIR pay the assessments or post a letter of credit as security until the matter is resolved. In subsequent discussions, the CRA indicated that it intended to make a decision on TIR's objections to the CRA's assessments and will not take collection actions prior to that time. By letter dated February 1, 2016, CRA Collections stated that although the Appeals Division is still reviewing TIR’s objections to the assessments, Collections is again requesting the assessments be paid or sufficient security be provided pending the review. On February 8, 2016, the Company filed an application for a remission order with the International Trade Policy Division of Finance Canada to seek relief from the assessments and the collection action requested in the February 1, 2016 letter. Including interest accrued on both reassessments, the total reassessment by the CRA for the years 2006 to 2010 was C$91.1 million as of November 30, 2015.
On October 3, 2012, Susan Fox filed a class action complaint (the "Complaint") against Time Inc. in the United States District Court for the Eastern District of Michigan alleging violations of Michigan’s Video Rental Privacy Act (“VRPA”) as well as claims for breach of contract and unjust enrichment. The VRPA limits the ability of entities engaged in the business of selling, renting or lending retail books or other written materials from disclosing to third parties certain information about customers’ purchase, lease or rental of those materials. The Complaint alleges that Time Inc. violated the VRPA by renting to third parties lists of subscribers to various Time Inc. magazines. The Complaint sought injunctive relief and the greater of statutory damages of $5,000 per class member or actual damages. On December 3, 2012, Time Inc. moved to dismiss the Complaint on the grounds that it failed to state claims for relief and because the named plaintiff lacked standing because she suffered no injury from the alleged conduct. On August 6, 2013, the court granted, in part, and denied, in part, Time Inc.’s motion, dismissing the breach of contract claim but allowing the VRPA and unjust enrichment claims to proceed. On November 11, 2013, Rose Coulter-Owens replaced Susan Fox as the named plaintiff. On March 13, 2015, the plaintiff filed a motion seeking to certify a class consisting of all Michigan residents who between March 31, 2009 and November 15, 2013 purchased a subscription to TIME, Fortune or Real Simple magazines through any website other than Time.com, Fortune.com and RealSimple.com. On July 27, 2015, the court granted plaintiff’s motion to certify the class, which we estimate to comprise approximately 40,000 consumers. On August 31, 2015, Time Inc. and the plaintiff moved for summary judgment and on October 1, 2015 both parties filed briefs in opposition to their adversaries’ motions. On February 16, 2016, the court granted Time Inc.'s motion for summary judgment and dismissed the case.
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
Income Tax Uncertainties
Our operations are subject to tax in various domestic and international jurisdictions and are regularly audited by federal, state and foreign tax authorities. We believe we have appropriately accrued for the expected outcome of all pending tax matters and do not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on our financial condition, future results of operations or liquidity. In connection with the Spin-Off, we entered into a Tax Matters Agreement with Time Warner that may require us to indemnify Time Warner for certain tax liabilities for periods prior to the Spin-Off. See Note 9, "Income Taxes."

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

16. RELATED PARTY TRANSACTIONS
We have entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. Receivables due from related parties at both December 31, 2015 and 2014 were $2 million. Payables due to related parties were nil and $1 million at December 31, 2015 and 2014, respectively. Expenses resulting from transactions with related parties during the years ended December 31, 2015, 2014 and 2013 were insignificant.
Revenues resulting from transactions with related parties consisted of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Revenues	$6	$8	$5
17. RELATIONSHIP BETWEEN TIME INC. AND TIME WARNER
Relationship Between Time Inc. and Time Warner After the Spin-Off
In conjunction with the Spin-Off, we entered into the Separation and Distribution Agreement, Transition Services Agreement (“TSA”), Tax Matters and Employee Matters Agreement with Time Warner to effect the Spin-Off and to provide a framework for our relationship with Time Warner subsequent to the Spin-Off.
The Separation and Distribution Agreement between us and Time Warner contains the key provisions relating to the Spin-Off of our business from Time Warner and the distribution of our common stock to Time Warner stockholders. The Separation and Distribution Agreement identifies the assets that were transferred and liabilities that were assumed by us from Time Warner in the Spin-Off and describes how these transfers and assumptions and assignments occurred. In accordance with the Separation and Distribution Agreement, our aggregate Cash and cash equivalents balance at the Distribution Date was $136 million.
Under the TSA, we and Time Warner agreed to provide to each other certain specified services on a transitional basis, including, among others, payroll tax, employee benefits and pension administration, information systems and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. We anticipate that we will generally be in a position to complete the transition of most services on or before 24 months following the Distribution Date. Services under the TSA began on June 6, 2014. As a result, there was no financial impact resulting from the TSA in fiscal 2013. Costs associated with these services were not material for the years ended December 31, 2015 and 2014.
We entered into a Tax Matters Agreement with Time Warner that governs the parties' rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. Under the Tax Matters Agreement, we will indemnify Time Warner for (1) all taxes of Time Inc. and its subsidiaries for all periods after the Spin-Off and (2) all taxes of the Time Warner group for periods prior to the Spin-Off to the extent attributable to Time Inc. or its subsidiaries. The Tax Matters Agreement also imposes certain restrictions on us and our subsidiaries that are designed to preserve the tax-free nature of the Spin-Off, which will apply for a two-year period following the Spin-Off. See Note 9, "Income Taxes."
We entered into an Employee Matters Agreement that governs ours and Time Warner’s obligations with respect to employment, compensation and benefit matters for certain employees. The Employee Matters Agreement addresses the allocation and treatment of assets and liabilities relating to employees and compensation and benefit plans and programs in which our employees participated prior to the Spin-Off. The Employee Matters Agreement also governs the transfer of employees between Time Warner and us in connection with the Spin-Off, and also sets forth certain obligations for reimbursements and indemnities between Time Warner and us.

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Relationship between Time Inc. and Time Warner Prior to the Spin-Off
Historically, Time Warner had provided services to and funded certain expenses for us that were included as a component of Time Warner investment within Stockholders’ Equity such as global real estate and employee benefits. In addition, as discussed in Note 1, "Description of Business and Basis of Presentation," our Financial Statements for the years ended December 31, 2014 and 2013  include general corporate expenses of Time Warner for certain support functions that were provided on a centralized basis within Time Warner and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others ("General Corporate Expenses"). For purposes of these stand-alone financial statements, the General Corporate Expenses incurred prior to the Spin-Off have been allocated to us. The General Corporate Expenses incurred prior to the Spin-Off are included in the Statements of Operations in Selling, general and administrative expenses and accordingly as a component of Time Warner investment. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated or combined revenues, operating income, headcount or other measure. Management believes the assumptions underlying the Financial Statements, including the assumptions regarding allocating General Corporate Expenses from Time Warner are reasonable. Nevertheless, the Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect our consolidated and combined results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The corporate allocations made during the years ended December 31, 2014 and 2013 were $6 million and $17 million, respectively, and include historical direct allocations primarily consisting of expenses related to charges for administrative services performed by Time Warner. In addition, during the years ended December 31, 2014 and 2013 we incurred $27 million and $110 million, respectively, of expenses related to employee benefit plans, and $2 million and $18 million, respectively, related to stock compensation expense in connection with plans administered by Time Warner on our behalf.
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
18. ADDITIONAL FINANCIAL INFORMATION
Additional financial information with respect to Inventories, Prepaid expenses and other current assets, Other assets, Accounts payable and accrued liabilities, Other noncurrent liabilities, Interest expense, net, Other (income) expense, net and cash payments for taxes and interest is as follows (in millions):

	December 31,
	2015	2014
Inventories:
Raw material - paper	$32	$36
Finished goods	3	12
Total inventories	$35	$48

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 31,
	2015	2014
Prepaid expenses and other current assets:
Prepaid income taxes(a)	$65	$—
Prepaid production costs	27	29
Prepaid commissions	23	13
Postage deposit	14	16
Premium inventory	4	5
Other prepaid expenses	54	53
Total prepaid expenses and other current assets	$187	$116

	December 31,
	2015	2014
Other assets:
Noncurrent pension assets(b)	$74	$10
Equity method investments	10	20
Display racks	7	6
Deposits	4	13
Deferred financing costs	6	6
Cost method investments	3	3
Deferred income taxes	2	3
Other noncurrent assets	10	9
Total other assets	$116	$70

	December 31,
	2015	2014
Accounts payable and accrued liabilities:
Accounts payable	$265	$246
Restructuring and severance	177	76
Accrued compensation	117	154
Rebates and allowances	32	25
Distribution expenses	23	38
Accrued other taxes	19	37
Deferred gain(c)	10	—
Accrued interest	8	11
Barter liabilities	8	12
Contingent consideration	6	—
Deferred rent(d)	2	7
Other current liabilities	16	15
Total accounts payable and accrued liabilities	$683	$621

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 31,
	2015	2014
Other noncurrent liabilities:
Deferred gain(c)	$87	$—
Deferred rent(d)	79	12
Noncurrent tax reserves and interest	39	42
Restructuring and severance	31	26
Liability to Time Warner	25	25
Noncurrent deferred compensation	24	29
Noncurrent pension and postretirement liabilities	11	12
Contingent consideration	7	—
Asset retirement obligations(e)	5	—
Other noncurrent liabilities	24	22
Total other noncurrent liabilities	$332	$168

	Year Ended December 31,
	2015	2014	2013
Interest expense, net:
Interest expense	$77	$51	$4
Interest income	—	—	(1)
Total interest expense, net	$77	$51	$3

	Year Ended December 31,
	2015	2014	2013
Other (income) expense, net:
Loss on equity method investees	$8	$12	$2
Investment (gains) losses, net	(4)	2	—
Fair value adjustment on derivative liabilities	—	2	—
(Gain) loss on extinguishment of debt	(2)	—	—
Other income	—	(10)	(1)
Total other (income) expense, net	$2	$6	$1

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Year Ended December 31,
	2015	2014	2013
Cash Flows:
Cash payments made for income taxes	$36	$41	$8
Income tax refunds received	(1)	(1)	(1)
Cash tax payments, net	$35	$40	$7

Cash payments made for interest	$75	$34	$—
Interest income received	—	—	—
Cash interest payments, net	$75	$34	$—
__________________________

(a)	Increase in prepaid income taxes was largely driven by a net loss in 2015. See Note 9, "Income Taxes."

(b)	Increase in pension assets was largely driven by contributions made to our pension plans during 2015. See Note 13, "Benefit Plans."

(c)	Deferred gains in relation to the sale of the Blue Fin Building, will be recognized ratably over the lease period.

(d)	Increase in deferred rent liabilities was largely driven by our new corporate headquarters lease at Brookfield Place at 225 Liberty Street in downtown Manhattan.

(e)
Asset retirement obligations primarily relate to restoration of our specialty alterations at our new corporate headquarters at 225 Liberty Street in downtown Manhattan. This obligation will ratably impact interest expense over the lease term through 2032.

19. SEGMENT INFORMATION
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
Long-lived tangible assets in different geographical areas are as follows (in millions):

	December 31,
	2015	2014
Long-lived assets:(a)
United States	$278	$128
United Kingdom	87	278
Other international	3	8
Total long-lived assets	$368	$414
__________________________

(a)	Reflects total assets less current assets, Goodwill, Intangible assets, investments and non-current deferred tax assets.
Net assets in different geographical areas are as follows (in millions):

	December 31,
	2015	2014
Net assets
United States	$1,560	$2,057
United Kingdom	255	813
Other international	(6)	1
Total net assets	$1,809	$2,871

TIME INC.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Revenues in different geographical areas are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Revenues(a)
United States	$2,640	$2,751	$2,789
United Kingdom	370	411	403
Other international	93	119	162
Total revenues	$3,103	$3,281	$3,354
__________________________

(a)	Revenues are attributed to countries based on location of customer.
20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share amounts)
2015
Revenues	$680	$773	$773	$877
Net income (loss)	(9)	24	(913)	17
Basic net income (loss) per common share	(0.08)	0.22	(8.30)	0.15
Diluted net income (loss) per common share	(0.08)	0.22	(8.30)	0.15

2014
Revenues	$745	$820	$821	$895
Net income (loss)	(74)	(32)	48	145
Basic net income (loss) per common share(a)	(0.68)	(0.30)	0.44	1.33
Diluted net income (loss) per common share(a)	(0.68)	(0.30)	0.44	1.32
__________________________

(a)
The Spin-Off was completed on June 6, 2014 when approximately 108.94 million common shares of Time Inc. were distributed to Time Warner stockholders. This share amount is being utilized for the pro forma calculation of both basic and diluted net income (loss) per common share for all periods presented prior to the Distribution Date as no Time Inc. equity-based awards were outstanding prior to June 6, 2014 as Time Inc. was a wholly-owned subsidiary of Time Warner prior to that date.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In Millions)

Description	Balance at the Beginning of Period	Additions/ Charges to Costs and Expenses	Deductions	Balance at End of Period
2015
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$75	$6	$(12)	$69
Reserves for sales returns and allowances	180	504	(505)	179
Total	$255	$510	$(517)	$248

2014
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$70	$11	$(6)	$75
Reserves for sales returns and allowances	211	567	(598)	180
Total	$281	$578	$(604)	$255

2013
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$75	$13	$(18)	$70
Reserves for sales returns and allowances	275	595	(659)	211
Total	$350	$608	$(677)	$281

INDEX TO EXHIBITS

Exhibit No.	Description
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

3.2	Amended and Restated By-laws of Time Inc., effective as of May 21, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 21, 2015).

4.1	Specimen Common Stock Certificate of Time Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 10, 2014).

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

4.4
Second Supplemental Indenture, dated February 13, 2015, between Time TV Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2014).

4.5
Third Supplemental Indenture, dated July 6, 2015, between FanSided Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015).

4.6
Fourth Supplemental Indenture, dated August 27, 2015, among SI Play LLC, Time Inc. Play, TI Experiential Inc., Invnt, LLC, League Sports Services LLC, LeagueAthletics.com LLC, LSS Football LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015).

4.7	Fifth Supplemental Indenture, dated December 2, 2015, between Hello Giggles, Inc. and Wells Fargo Bank, National Association, as trustee.*

4.8
Credit Agreement, dated as of April 24, 2014, among Time Inc., the guarantors from time to time party thereto, each lender from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company's Registration Statement on Form 10 filed with the SEC on May 8, 2014).

4.9
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

10.13
Rabbi Trust Agreement relating to Pearlstine Deferred Compensation Arrangement, dated and effective April 1, 1998, between Time Inc. and Evercore Trust Company (as successor trustee to U.S. Trust Company of California, N.A.) (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company's Registration Statement on Form 10 filed with the SEC on March 7, 2014).

10.14
Restricted Stock Units Agreement (for an award of restricted stock units to Joseph A. Ripp under the Time Warner Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.15
Non-Qualified Stock Option Agreement (for an award of stock options to Joseph A. Ripp under the Time Warner Inc. 2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.16
Restricted Stock Units Agreement (for an award of restricted stock units to Jeffrey J. Bairstow under the Time Warner Inc. 2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.17
Non-Qualified Stock Option Agreement (for an award of stock options to Jeffrey J. Bairstow under the Time Warner Inc. 2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.18	Time Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.19	Time Inc. Excess Benefit Pension Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.20	Time Inc. Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.21
Form of Restricted Stock Unit Agreement for restricted stock units granted to employees on and after June 9, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 13, 2014).

10.22
Form of Non Qualified Stock Option Agreement for stock options granted to employees on and after June 23, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 27, 2014).

10.23
Form of Restricted Stock Unit Agreement for restricted stock units granted to non-employee directors (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2014).

10.24
Deed of Guarantee dated as of October 19, 2015 among the Company, Time Inc. (UK) Limited and IPC Media Pension Trustee Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2015).

21.1	List of subsidiaries of Time Inc.*

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBR: Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.
** Furnished herewith.