Form 10-Q
period 2016-03-31
Time Inc.
filed 2016-05-05
CIK 1591517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of
Common Stock — $0.01 par value	April 29, 2016
101,769,294

TIME INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TIME INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$340	$651
Short-term investments	60	60
Receivables, less allowances of $206 and $248 at March 31, 2016 and December 31, 2015, respectively	470	484
Inventories, net of reserves	34	35
Prepaid expenses and other current assets	183	187
Total current assets	1,087	1,417

Property, plant and equipment, net	286	267
Intangible assets, net	1,067	1,046
Goodwill	2,025	2,038
Other assets	122	116
Total assets	$4,587	$4,884

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$518	$683
Deferred revenue	438	436
Current portion of long-term debt	7	7
Total current liabilities	963	1,126

Long-term debt	1,251	1,286
Deferred tax liabilities	239	242
Deferred revenue	91	89
Other noncurrent liabilities	323	332
Commitments and contingencies (Note 12)

Stockholders' Equity
Common stock, $0.01 par value, 400 million shares authorized; 102.57 million and 106.03 million shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1	1
Preferred stock, $0.01 par value, 40 million shares authorized; none issued	—	—
Additional paid-in-capital	12,589	12,604
Accumulated deficit	(10,638)	(10,570)
Accumulated other comprehensive loss, net	(232)	(226)
Total stockholders' equity	1,720	1,809
Total liabilities and stockholders' equity	$4,587	$4,884

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues
Advertising	$360	$353
Circulation	238	250
Other	92	77
Total revenues	690	680
Costs of revenues	297	274
Selling, general and administrative expenses	377	380
Amortization of intangible assets	21	19
Restructuring and severance costs	1	2
(Gain) loss on operating assets, net	(3)	—
Operating income (loss)	(3)	5
Bargain purchase gain	(5)	—
Interest expense, net	17	19
Other (income) expense, net	6	3
Income (loss) before income taxes	(21)	(17)
Income tax provision (benefit)	(11)	(8)
Net income (loss)	$(10)	$(9)

Per share information attributable to Time Inc. common stockholders:
Basic net income (loss) per common share	$(0.10)	$(0.08)
Weighted average basic common shares outstanding	102.59	109.53
Diluted net income (loss) per common share	$(0.10)	$(0.08)
Weighted average diluted common shares outstanding	102.59	109.53
Cash dividends declared per share of common stock	$0.19	$0.19

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(10)	$(9)

Other comprehensive income (loss), net of tax

Foreign currency translation
Unrealized gains (losses) occurring during the period	(12)	(47)

Benefit obligations
Unrealized gains (losses) occurring during the period	5	7
Reclassification adjustment for (gains) losses realized in net income (loss)	1	1
Net benefit obligations	6	8

Other comprehensive income (loss)	(6)	(39)

Comprehensive income (loss)	$(16)	$(48)

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Three Months Ended March 31, 2016
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance, December 31, 2015	$1	$12,604	$(10,570)	$(226)	$1,809
Net income (loss)	—	—	(10)	—	(10)
Other comprehensive income (loss)	—	—	—	(6)	(6)
Dividends declared	—	(20)	—	—	(20)
Purchase of common stock	—	—	(58)	—	(58)
Equity-based compensation and other	—	5	—	—	5
Balance, March 31, 2016	$1	$12,589	$(10,638)	$(232)	$1,720

	Three Months Ended March 31, 2015
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance, December 31, 2014	$1	$12,665	$(9,626)	$(169)	$2,871
Net income (loss)	—	—	(9)	—	(9)
Other comprehensive income (loss)	—	—	—	(39)	(39)
Dividends declared	—	(21)	—	—	(21)
Equity-based compensation and other	—	5	—	—	5
Balance, March 31, 2015	$1	$12,649	$(9,635)	$(208)	$2,807

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$(10)	$(9)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations
Depreciation and amortization	34	43
Amortization of deferred financing costs and discounts on indebtedness	2	1
(Gain) loss on sale of operating assets	(1)	—
(Gain) loss on repurchases of 5.75% Senior Notes	(4)	—
Amortization of deferred gain on sale-leaseback	(2)	—
Bargain purchase gain	(5)	—
Settlement loss	3	—
(Gain) loss on equity method of investee companies, net of cash distributions	10	3
Equity-based compensation expense	10	13
Deferred income taxes	(7)	2
Changes in operating assets and liabilities
Receivables	60	76
Inventories	—	5
Prepaid expenses and other assets	20	(31)
Accounts payable and other liabilities	(165)	(122)
Other, net	3	(1)
Cash provided by (used in) operations	(52)	(20)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(96)	(13)
(Investments in) divestitures of equity affiliates	(9)	—
Proceeds from dispositions	1	—
Purchases of short-term investments	(20)	—
Maturities of short-term investments	20	—
Capital expenditures	(35)	(4)
Cash provided by (used in) investing activities	(139)	(17)

FINANCING ACTIVITIES
Purchase of common stock	(58)	—
Repurchase of 5.75% Senior Notes	(31)	—
Principal payments on Term Loan	(2)	(2)
Withholding taxes paid on equity-based compensation	(5)	—
Dividends paid	(20)	(21)
Contingent/deferred consideration payment	(1)	—
Cash provided by (used in) financing activities	(117)	(23)
Effect of exchange rate changes on Cash and cash equivalents	(3)	(1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(311)	(61)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	651	519
CASH AND CASH EQUIVALENTS, END OF PERIOD	$340	$458

See accompanying notes.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Time Inc., together with its subsidiaries (collectively, the "Company", "we", "us" or "our"), is one of the world's leading media companies, with a monthly global print audience of over 120 million and worldwide digital properties that attract more than 150 million visitors each month, including over 60 websites. Our influential brands include People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly, Travel + Leisure, Cooking Light, Fortune and Food & Wine, as well as more than 50 diverse titles in the United Kingdom, such as Decanter, Horse & Hound and Wallpaper*. Time Inc. is home to celebrated franchises and events, including the Fortune 500, Time 100, People’s Sexiest Man Alive, Sports Illustrated’s Sportsperson of the Year, the Food & Wine Classic in Aspen, the Essence Festival and the biennial Fortune Global Forum. Hundreds of thousands of people attend our live media events every year. We have been extending the power of our brands through various investments and acquisitions, including the formation of Sports Illustrated Play, a new business devoted to youth and amateur sports, and the acquisitions of INVNT, a company that specializes in live media, and Viant, an advertising technology firm with a specialized people-based marketing platform. We also provide content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including subscription sales services for magazines and other products, retail distribution and marketing services and customer service and fulfillment services, for ourselves and third-party clients, including other magazine publishers.
Basis of Presentation
The accompanying consolidated financial statements, which are referred to herein as the “Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been reflected in these Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Financial Statements and accompanying disclosures. Actual results could differ from those estimates. Significant estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, multiple-element transactions, allowance for doubtful accounts, depreciation and amortization, magazine returns, business combinations, pension and other post-retirement benefits, equity-based compensation, income taxes, contingencies, litigation matters and reporting for certain transactions on a gross versus a net basis.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The accompanying Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2016 (the “2015 Form 10-K”).
Recent Accounting Guidance
Accounting Guidance Adopted in 2016
In September 2015, guidance was issued that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment is to be presented separately on the face of the statement of operations or disclosed in the notes to the financial statements. The amendments in this guidance are effective on a prospective basis for fiscal years beginning after December 15, 2015 and for interim periods therein with early application permitted. We adopted this guidance on a prospective basis effective January 1, 2016 and it has not had a significant impact on our Financial Statements since adoption.
In April 2015, guidance was issued for the accounting of fees paid in a cloud computing arrangement. In accordance with the provisions of this standard, if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. However, if a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance, effective for interim and annual reporting periods beginning after December 15, 2015, does not change customers' accounting for service contracts. We adopted this guidance on a prospective basis effective January 1, 2016 and it has not had a significant impact on our Financial Statements since adoption.
In June 2014, guidance was issued impacting the accounting for share-based performance awards. This guidance requires that a performance target that affects vesting that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This guidance became effective on a prospective basis for us on January 1, 2016. We do not currently have share-based payment awards that fall within the scope of this guidance. Therefore, it has not had an impact on our Financial Statements since adoption.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounting Guidance Not Yet Adopted
In March 2016, guidance was issued which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this guidance are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect that the guidance will have on our Financial Statements and related disclosures.
In March 2016, guidance was issued which applies to entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. This guidance eliminates the requirement to retroactively adopt the equity method of accounting. The amendments in this guidance are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. We do not expect it to have a material impact on our Financial Statements upon adoption.
In February 2016, guidance was issued which requires that a lessee recognize lease assets and lease liabilities on its balance sheet and disclose key information about its leasing arrangements. The amendments in this guidance are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that the updated guidance will have on our Financial Statements and related disclosures.
In January 2016, guidance was issued which requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. The amendments in this guidance are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. We are currently evaluating the effect that the updated guidance will have on our Financial Statements and related disclosures.
In July 2015, guidance was issued that simplifies the measurement of inventory by requiring certain inventory to be subsequently measured at the lower of cost and net realizable value. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and for interim periods therein with earlier application permitted. We will adopt this guidance on a prospective basis on January 1, 2017 and do not expect it to have a material impact on our Financial Statements upon adoption.
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
In May 2014, guidance was issued that establishes a new revenue recognition framework in GAAP for all companies and industries. The core principle of the guidance is that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The guidance includes a five-step framework to determine the timing and amount of revenue to recognize related to contracts with customers. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework. The guidance provides for alternative methods of initial adoption, and is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. In July 2015, the effective date of the new revenue standard was deferred by one year but application of the standard by companies on the standard's original effective date is allowed. In March 2016, guidance was issued which clarifies the implementation guidance on principal versus agent considerations under the new revenue recognition framework in GAAP. We will adopt this guidance on January 1, 2018, however, we have not yet selected a transition method and are currently evaluating the effect that the updated guidance will have on our Financial Statements and related disclosures.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other accounting standards that have been issued by the Financial Accounting Standards Board or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Financial Statements upon adoption.
2. ACQUISITIONS AND DISPOSITIONS
Viant Acquisition
On March 2, 2016, we, through a new wholly-owned subsidiary, acquired certain assets of Viant Technology Inc. (“Viant”), a company that specializes in data-driven, people-based marketing, headquartered in Irvine, California, for $87 million, net of cash acquired. With Viant’s people-based marketing platform, we are combining our premium content, subscriber and visitor data, and advertising inventory with first-party data and targeting capabilities to bring substantial value to our advertisers. The acquisition was accounted for under the acquisition method. Accordingly, the purchase price was allocated to the tangible assets and identified intangible assets acquired based on their estimated fair values. At the acquisition date, the purchase price assigned to the net assets acquired is summarized as follows:

In millions of dollars
Receivables, net of allowance	$49
Definite-lived intangible assets:
Technology and database	23
Websites	7
Customer relationships	6
Tradenames	5
Other assets	5
Total assets acquired	$95
In connection with the acquisition, during the three months ended March 31, 2016, we recorded approximately $8 million in pretax Bargain purchase gain ($5 million, net of a deferred tax liability) on the accompanying Statements of Operations. We were able to realize a gain because Viant was in need of capital to continue its operations and was unable to secure sufficient capital in the time frame it required. We have reassessed the identification of and valuation assumptions surrounding the assets acquired and the consideration transferred, and have determined that the recognition of a bargain purchase gain is appropriate. The Company retained an independent third party to assist management in determining the fair value of tangible and intangible assets acquired. The allocation of the purchase price is based on the best estimates of management. The fair value estimates are preliminary and are subject to change, which may also affect the amount of the Bargain purchase gain.
For tax purposes, the Bargain purchase gain resulted in the reduction of the tax basis in identifiable intangibles, resulting in a deferred tax liability of $3 million being recorded on the opening balance sheet. This deferred tax liability reduced the Bargain purchase gain, and the Bargain purchase gain is not taxable.
During the three months ended March 31, 2016, the impact of the Viant acquisition to our Statements of Operations since the March 2, 2016 acquisition date was $12 million in revenues and $1 million in operating income. In conjunction with the acquisition, we incurred approximately $10 million in transaction costs included within Selling, general and administrative expenses on the accompanying Statements of Operations, which related in part to payments made to certain vendors of Viant in order to continue receiving services from such vendors.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Technology and database assets are being amortized over a weighted average useful life of seven years, website assets are being amortized over a weighted average useful life of five years, customer relationships are being amortized over a weighted average useful life of five years, and tradenames are being amortized over a weighted average useful life of ten years. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. We valued the Technology and database, Customer relationships, and Tradenames using variations of the income approach. The primary asset of Viant’s business is the Technology and database, which was valued as a single asset using the excess earnings method. The Customer relationships and Tradenames were valued using the relief-from-royalty method, and with and without method, respectively, all income approaches. The Website assets were valued using a replacement cost approach.
Key unobservable inputs utilized in this valuation include the estimated cash flows for each definite-lived intangible asset, royalty rates of 0.5% - 1%, a long-term growth rate of 3%, and a discount rate of 18%. The Company valued the Technology and database using the excess earnings method, an income approach. In determining the fair value of this intangible asset, the excess earnings approach will value the intangible asset at the present value of the incremental after-tax cash flows attributable only to the asset after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Under relief from royalty method, value is estimated by discounting the royalty savings as well as any tax benefits related to ownership to a present value. The with and without method assumes that the value of the intangible asset is equal to the difference between the present value of the prospective cash flows with the intangible asset in place and the present value of the prospective cash flows without the intangible asset. Replacement cost contemplates the cost to recreate the intangible asset. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in changes to the final valuation.
The carrying value for Accounts receivables approximated their fair values. The uncollectible amount of Accounts receivables is not expected to be significant.
Other Acquisitions
During the three months ended March 31, 2016, we completed additional acquisitions for total cash consideration, net of cash acquired, of $9 million. Additional consideration may be required to be paid by us that primarily relates to earn-outs that are contingent upon the achievement of certain performance objectives in the next two fiscal years, which are estimated to be $2 million. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired has been recorded as Goodwill. The fair values assigned to the assets acquired and liabilities assumed are preliminary and are subject to change. Any changes in these fair values could potentially result in an adjustment to the Goodwill recorded for these transactions if such adjustments are within one year of the acquisition date. Our results of operations include the operations of these additional acquisitions from the date of the respective acquisitions but such activities were not significant for the three months ended March 31, 2016. In conjunction with one of these acquisitions, we also recognized a loss relating to a write off of an asset of $3 million previously recognized in our financial statements that will not be realized as a result of the acquisition. This loss is reported within transaction costs in Selling, general and administrative expenses on the accompanying Statements of Operations.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Disposition
On April 1, 2016, we completed the sale of This Old House Ventures, LLC and This Old House Productions, LLC (together, “TOH”). As a result of management's commitment to the pending sale during the first quarter, we classified TOH as held for sale as of March 31, 2016. There was no impact to our statement of operations as the carrying values were less than the fair value less costs to sell. Related assets of $27 million primarily related to Goodwill, and liabilities of $11 million primarily related to Deferred revenue, were classified as held for sale at their carrying values on our Consolidated Balance Sheet as of March 31, 2016.
3. INVESTMENTS
Our investments included within Short-term investments and Other assets on the accompanying Balance Sheets consist primarily of short-term investments, equity-method investments, investments in marketable securities and cost-method investments. Our investments, by category, consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Short-term investments(a)	$60	$60
Equity-method investments(b)	9	10
Cost-method investments(c)	3	3
Total	$72	$73
_______________________

(a)	Our Short-term investments consist of term deposits with original maturities greater than three months and remaining maturities of less than one year.

(b)
Our other equity-method investments primarily consist of joint ventures. For the three months ended March 31, 2016, equity losses of $10 million primarily relate to resuming applying the equity method after opting to provide additional funding. For the three months ended March 31, 2015, equity losses were $3 million.

(c)	We use available qualitative and quantitative information to evaluate all cost-method investments for impairment at least quarterly.
For the three months ended March 31, 2016 and 2015, we did not experience other-than-temporary declines in the value of our investments.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, respectively (in millions):

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents - Money market funds	$141	$—	$—	$141	$437	$—	$—	$437
Liabilities
Contingent consideration(a)	—	—	(15)	(15)	—	—	(13)	(13)
Other - liabilities(b)	—	—	(5)	(5)	—	—	(5)	(5)
Deferred compensation obligation(c)	—	—	(1)	(1)	—	—	(1)	(1)
Total	$141	$—	$(21)	$120	$437	$—	$(19)	$418
_______________________

(a)
Contingent consideration, of which $7 million and $6 million is included in Accounts payable and accrued liabilities and $8 million and $7 million in Other noncurrent liabilities on the accompanying Balance Sheets, consists of earn-out liabilities in connection with acquisitions made during the three months ended March 31, 2016 and year ended December 31, 2015, respectively. Fair values were derived using a Monte Carlo simulation approach or a probability weighted present value of expected future payouts approach, which are considered Level 3 measurements. Adjustments to fair value of such obligations are included as a component of Selling, general and administrative expenses in the Statements of Operations. Such contingent considerations are primarily based on financial targets and other metrics.

(b)
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

The following table reconciles the beginning and ending balance of our liabilities classified as Level 3 (in millions):

	March 31,
	2016	2015
Balance as of the beginning of the period	$19	$9
Settlements	—	(1)
Issuances	2	—
Fair value adjustments	—	—
Balance as of the end of the period	$21	$8

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan	$676	$679	$677	$679
5.75% Senior Notes	582	522	616	566
	$1,258	$1,201	$1,293	$1,245
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
Fair value measurements are also used in nonrecurring valuations performed in connection with acquisition accounting. The nonrecurring valuations primarily include the valuation of tradenames, customer and advertiser relationships, technology and database intangible assets and property, plant and equipment. With the exception of certain inputs for our weighted average cost of capital and discount rate calculation that are derived from pricing services, the inputs used in our discounted cash flow analysis, such as forecasts of future cash flows, are based on assumptions. The valuation of customer and advertiser relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the relationships, considering such factors as estimated life of the relationships and the revenue expected to be generated over the life of such relationships. Tangible assets are typically valued using a replacement or reproduction cost approach, considering such factors as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. DEBT
Our debt obligations consisted of the following (in millions):

	March 31, 2016	December 31, 2015
5.75% Senior Notes	$590	$625
Senior Credit Facilities
Term Loan B	687	689
Revolving Credit Facility	—	—
Unamortized discount and deferred financing costs	(19)	(21)
Total debt obligations	1,258	1,293
Less: Current portion of long-term debt	7	7
Noncurrent debt obligations	$1,251	$1,286
Senior Notes and Senior Credit Facilities
On April 29, 2014, we issued $700 million aggregate principal amount of 5.75% Senior Notes due April 15, 2022 in a private offering. The Senior Notes are fully and unconditionally guaranteed by substantially all of our wholly-owned domestic subsidiaries and, under certain circumstances, may become guaranteed by other existing or future subsidiaries. Interest payable on the Senior Notes as of March 31, 2016 and December 31, 2015 was $16 million and $8 million, respectively. We made a semi-annual interest payment on the Senior Notes of $17 million and $20 million in April 2016 and 2015, respectively.
On April 24, 2014, we entered into senior secured credit facilities (the "Senior Credit Facilities") providing for a Term Loan in an aggregate principal amount of $700 million with a seven-year maturity and a $500 million revolving credit facility (the "Revolving Credit Facility") with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit. The Revolving Credit Facility will be used for working capital and other general corporate purposes. The Term Loan was funded on May 29, 2014. The Revolving Credit Facility remained undrawn as of March 31, 2016 except for utilization for letters of credit in the face amount of $3 million.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We are permitted to prepay amounts outstanding under the Senior Credit Facilities at any time. Subject to certain exceptions, the Term Loan requires us to prepay amounts outstanding thereunder with the net cash proceeds of asset sales out of the ordinary course of business and casualty events if we do not use (or commit to use) such proceeds within 15 months of receipt to invest in our business, including, among other things, by acquiring, maintaining or developing assets useful in our business or making acquisitions permitted under the Senior Credit Facilities. We are required to make quarterly repayments of the Term Loan equal to 0.25% of the aggregate original principal amount. Principal payments of $2 million were made on the Term Loan during both the three months ended March 31, 2016 and 2015. Interest payable on the Term Loan as of both March 31, 2016 and December 31, 2015 were insignificant. Interest payments of $7 million were made on the Term Loan during both the three months ended March 31, 2016 and 2015.
In connection with the issuance of the Senior Notes and Senior Credit Facilities, we originally incurred deferred financing costs of $13 million. The Term Loan was originally issued at a discount of $13 million and the Senior Notes were originally issued at a discount of $10 million. Debt discount is being amortized using the effective interest method over the terms of the Term Loan and the Senior Notes, respectively. For the three months ended March 31, 2016 and 2015, we incurred amortization expense on deferred financing costs and discounts on indebtedness of $2 million and $1 million, respectively.
In November 2015, our Board of Directors authorized discretionary principal debt repayments and/or repurchases of up to $200 million in the aggregate on our Term Loan and our 5.75% Senior Notes. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board of Directors. The extent to which we repay and/or repurchase our debt and the timing of such repayments and/or repurchases will depend on a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by the Company from time to time. The authorization may be suspended or discontinued at any time without notice. We have been financing, and expect to finance in the future, any such principal debt repayments and/or repurchases out of working capital and/or cash balances. During the three months ended March 31, 2016, we repurchased $35 million of the aggregate principal amount of our 5.75% Senior Notes at a discount with accrued interest totaling $31 million and recognized a pretax gain from extinguishment of $4 million. As of March 31, 2016, $90 million remains unused under the authorization.
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
For the three months ended March 31, 2016 and 2015, our Income tax benefit was $11 million and $8 million, respectively. Our effective income tax rate for the three months ended March 31, 2016 and 2015 was 50% and 47%, respectively.
The change in the effective income tax rate for the three months ended March 31, 2016 was primarily due to the nontaxable Bargain purchase gain recorded in connection with the acquisition of Viant, the effect of foreign operations and the recognition of certain state income tax benefits. The change in the effective income tax rate for the three months ended March 31, 2015 was primarily due to the effect of foreign operations and adjustments to our reserves for uncertain tax positions.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS' EQUITY
In November 2015, our Board of Directors authorized share repurchases of our common stock of up to $300 million. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board of Directors. Under the share repurchase authorization, we may repurchase shares in open-market and/or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The extent to which we repurchase shares, and the timing of such repurchases, will depend upon a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by the Company from time to time. The authorization may be suspended or discontinued at any time without notice. We have been financing, and expect to finance in the future, the purchases out of working capital and/or cash balances. During the three months ended March 31, 2016, we repurchased 4.05 million shares of our common stock for a weighted average price of $14.40 per common share. As of March 31, 2016, $179 million remains authorized for share repurchases.
On May 5, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on May 31, 2016, payable June 15, 2016. On February 11, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on February 29, 2016. This dividend was paid on March 15, 2016 for approximately $20 million. Our Board of Directors has consistently declared dividends of $0.19 per common share since October 2014.
Comprehensive Income (Loss)
Comprehensive income (loss) is reported in the Statements of Comprehensive Income (Loss) and consists of Net income (loss) and other gains and losses affecting stockholders' equity that, under GAAP, are excluded from Net income (loss). Such items consist primarily of foreign currency translation gains (losses) and changes in certain pension benefit plan obligations.
The following summary sets forth the activity within Other comprehensive income (loss) for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31, 2016
	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$(12)	$—	$(12)
Unrealized gains (losses) on benefit obligations	6	(1)	5
Reclassification adjustment for (gains) losses on benefit obligations realized in net income (loss)(a)	1	—	1
Other comprehensive income (loss)	$(5)	$(1)	$(6)

	Three Months Ended March 31, 2015
	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$(47)	$—	$(47)
Unrealized gains (losses) on benefit obligations	8	(1)	7
Reclassification adjustment for (gains) losses on benefit obligations realized in net income (loss)(a)	2	(1)	1
Other comprehensive income (loss)	$(37)	$(2)	$(39)
__________________________

(a)	Included within Selling, general and administrative expenses on the accompanying Statements of Operations.

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
The determination and reporting of net income (loss) per common share requires the inclusion of certain of our time-based RSUs where such securities have the right to share in dividends, if declared, equally with common stockholders. During periods in which we generate net income, such participating securities have the effect of diluting both basic and diluted net income (loss) per share. During periods of net loss, no effect is given to participating securities, since they do not share in the losses of the Company. For both the three months ended March 31, 2016 and 2015, such participating securities had no impact on our basic and diluted net income (loss) per common share calculation as we were in a net loss position.
For the three months ended March 31, 2016 and 2015, basic and diluted net income (loss) per common share were as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income (loss) attributable to Time Inc. common stockholders	$(10.40)	$(8.88)

Weighted average number of common shares outstanding - basic	102.59	109.53
Dilutive effect of equity awards	—	—
Weighted average number of common shares outstanding - diluted	102.59	109.53

Net income (loss) per common share attributable to Time Inc. common stockholders:
Basic	$(0.10)	$(0.08)
Diluted	$(0.10)	$(0.08)

The computation of diluted net income (loss) per common share for the three months ended March 31, 2016 and 2015 excludes certain equity awards because they are anti-dilutive. Such equity awards are as set forth below (in millions):

	Three Months Ended March 31,
	2016	2015
Anti-dilutive equity awards	8	6

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. EQUITY-BASED COMPENSATION
Stock Options and Restricted Stock Units
The following table sets forth the number of Time Inc. stock options and restricted stock units ("RSUs") granted for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
Stock options	2	1
RSUs	2	1
Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal annual installments, and expire ten years from the date of grant. RSUs granted under the 2014 Time Inc. Omnibus Incentive Compensation Plan (the "2014 Omnibus Plan") generally vest in four equal annual installments. Upon the exercise of a stock option award, vesting of an RSU or grant of restricted stock, shares of Time Inc. common stock may be issued from authorized but unissued shares or treasury stock, if applicable. As of March 31, 2016, we did not have any treasury stock. There were no Time Inc. stock options exercised during both the three months ended March 31, 2016 and 2015. Approximately 1 million RSUs vested into common shares during both the three months ended March 31, 2016 and 2015.
The table below summarizes the weighted-average assumptions used to value Time Inc. stock options at their grant date and the weighted-average grant date fair value per option:

	Three Months Ended March 31,
	2016	2015
Expected volatility	30.39%	27.22%
Expected term to exercise from grant date (in years)	5.38	5.28
Risk-free rate	1.35%	1.69%
Expected dividend yield	5.29%	3.06%
Weighted average grant date fair value per option	$2.33	$4.65
The following table sets forth the weighted average grant date fair value of Time Inc. RSUs:

	Three Months Ended March 31,
	2016	2015
RSUs	$15.86	$23.05

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense recognized for equity-based awards for the three months ended March 31, 2016 and 2015 is as follows (in millions):

	Three Months Ended March 31,
	2016	2015
RSUs	$7	$10
Stock options	3	2
Total impact on operating income (loss)	$10	$12
Income tax benefit recognized	$—	$4
Total unrecognized compensation cost related to unvested Time Inc. RSUs as of March 31, 2016, without taking into account expected forfeitures, was $57 million and is expected to be recognized over a weighted-average period between two and three years.
Total unrecognized compensation cost related to unvested Time Inc. stock options as of March 31, 2016, without taking into account expected forfeitures, was $8 million and is expected to be recognized over a weighted-average period between two and three years.
Outperformance Plan
On February 8, 2016, the Company adopted a long-term incentive outperformance program (the “Outperformance Plan”) under the 2014 Omnibus Plan. The Outperformance Plan is designed to incentivize and reward executive officers and a small number of key senior level executives for effecting the successful transformation of our business, as measured by the growth in our stock price over the next two years. Stock price performance under the Outperformance Plan is measured as the average closing price of our common stock from February 15, 2018 through March 15, 2018. Under the plan, recipients will be rewarded for value creation measured in share price and will be awarded performance stock units ("PSUs").
Threshold performance level was established at $17 per share, representing a stock price increase of approximately 18% from the grant date stock price of $14.38, and target performance level was established at $20 per share. There is no payout at $17, but achievement and payouts are interpolated between 0% and 100% for performance between $17 and $20. The maximum performance level was established at $26 per share.
The PSUs have a 25 months vesting period with the payout of shares determined by the share price between February 15 and March 15, 2018. Each performance share represents the unfunded, unsecured right to receive one share of our common stock on the vesting date but carries no voting or dividend rights. Performance shares generally are eligible to vest (based on the stock price at the end of the performance period) on a pro rata basis if an employee terminates before the end of the performance period due to death or disability. Non-vested performance shares are generally forfeited upon termination for any other reason. The expense related to these PSU’s is recognized on a straight-line basis over the incentive period based on the grant date fair value. The fair value and compensation expense of each performance share is determined on date of grant by using the Monte Carlo valuation model.
For the three months ended March 31, 2016, Time Inc. granted 1 million PSUs and the compensation expense and income tax benefit related to these awards were not significant. Total unrecognized compensation cost related to the unvested Time Inc. PSUs as of March 31, 2016, without taking into account expected forfeitures, was $5 million.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. BENEFIT PLANS
Defined Benefit Pension Plans
We participate in various funded and unfunded noncontributory defined benefit plans, including international plans in the United Kingdom, Germany and Benelux. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation during their employment period. During the three months ended March 31, 2016 and 2015, we contributed $4 million and $5 million to our international pension plans, respectively.
Components of net periodic benefit cost (income) for the three months ended March 31, 2016 and 2015 were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Interest cost	$6	$7
Expected return on plan assets	(12)	(11)
Amortization of net loss	1	1
Net periodic benefit cost (income)	$(5)	$(3)
11. RESTRUCTURING AND SEVERANCE COSTS
Our Restructuring and severance costs primarily relate to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance expense for the three months ended March 31, 2016 and 2015 were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Restructuring and severance costs	$1	$2
Selected information relating to Restructuring and severance costs is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2015	$66	$142	$208
Net accruals	2	(1)	1
Cash paid	(20)	(105)	(125)
Noncash adjustments(a)	(1)	—	(1)
Remaining liability as of March 31, 2016	$47	$36	$83
__________________________

(a)	Noncash adjustments to employee terminations relate to the effect of foreign exchange rate changes.
In connection with our exit from the Time and Life Building in November 2015, we entered into an agreement with the landlord which gave us an option to surrender certain floors for $86 million. We exercised this option and made the related payment in January 2016. Additionally, in March 2016, we negotiated a settlement of and made the related payment, to our landlord to settle our obligations for certain floors of another leased property for $9 million and reversed $3 million of restructuring expense.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As a result of these agreements, our minimum rental obligations as of March 31, 2016 and December 31, 2015 for the remaining floors under these leases reduced to a total of $70 million and $81 million, respectively, payable ratably through 2017, partially offset by sublease income of $59 million and $63 million, respectively, receivable ratably through 2017.
As of March 31, 2016, of the remaining $83 million liability, $65 million was classified as a current liability in the Balance Sheets, with the remaining $18 million classified as a noncurrent liability. Amounts classified as noncurrent liabilities are expected to be paid through 2018 and relate to severance and lease exit costs. During the three months ended March 31, 2016, we reversed $4 million of restructuring charges primarily due to the settlement of the other lease obligation and of employee termination accruals due to modifications to certain employee termination agreements. During the three months ended March 31, 2015, we reversed $2 million of employee terminations accruals due to modifications to certain employee termination agreements.
12. COMMITMENTS AND CONTINGENCIES
Commitments
We have commitments under certain firm contractual arrangements ("firm commitments") to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Our commitments not recorded on the Balance Sheets primarily consist of operating lease arrangements, talent commitments and purchase obligations for goods and services. Our other commitments primarily consist of debt obligations. Our commitments have not significantly varied from those disclosed within our 2015 Form 10-K.
Legal Proceedings
In the ordinary course of business, we are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.
On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, "Anderson News") filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York (the “District Court”) against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time Inc. Retail (formerly Time/Warner Retail Sales & Marketing, Inc.) ("TIR"). Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Specifically, plaintiffs allege that defendants conspired to reduce competition in the wholesale market for single-copy magazines by rejecting the magazine distribution surcharge proposed by Anderson News and another magazine wholesaler and refusing to distribute magazines to them. Plaintiffs are seeking (among other things) an unspecified award of treble monetary damages against defendants, jointly and severally. On August 2, 2010, the District Court granted defendants' motions to dismiss the complaint with prejudice and, on October 25, 2010, the District Court denied Anderson News' motion for reconsideration of that dismissal. On November 8, 2010, Anderson News appealed and, on April 3, 2012, the U.S. Court of Appeals for the Second Circuit (the “Circuit Court”) vacated the District Court's dismissal of the complaint and remanded the case to the District Court. On January 7, 2013, the U.S. Supreme Court denied defendants' petition for writ of certiorari to review the judgment of the Circuit Court vacating the District Court's dismissal of the complaint. In February 2014, Time Inc. and several other defendants amended their answers to assert antitrust counterclaims against plaintiffs. On December 19, 2014, the defendants filed a motion for summary judgment on Anderson News' claims and Anderson News filed a motion for summary judgment on the antitrust counterclaim. On August 20, 2015, the District Court granted the defendants’ motion for summary judgment on Anderson News’ claims and granted Anderson News’ motion for summary judgment on the defendants’ antitrust counterclaim. On August 25, 2015, Anderson News filed a notice with the Circuit Court appealing the District Court’s dismissal of Anderson News’ claims, and on September 14, 2015, the defendants filed a notice with the Circuit Court appealing the District Court’s dismissal of the defendants’ antitrust counterclaim. On December 8, 2015, Anderson News filed its appellate brief with the Circuit Court and on March 8, 2016, the defendants filed their appellate briefs with the Circuit Court.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
On October 26, 2010, the Canadian Minister of National Revenue denied the claims by TIR for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines, and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency ("CRA"), arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the CRA, asserting the same arguments made in the objection TIR filed on January 21, 2011. By letter dated June 19, 2015, the collections department of the CRA requested payment of C$89.8 million, which includes interest accrued on both assessments, and stated that failure to pay may result in legal action. TIR responded by letter dated July 9, 2015 stating that collection should remain stayed pending resolution of the issues raised by TIR’s objection and that the alleged liability associated with the assessments substantially exceeds the value of TIR’s assets and business in Canada. By letter dated September 21, 2015, the CRA stated that collection would not be stayed and requested that TIR pay the assessments or post a letter of credit as security until the matter is resolved. In subsequent discussions, the CRA indicated that it intended to make a decision on TIR's objections to the CRA's assessments and will not take collection actions prior to that time. By letter dated February 1, 2016, CRA Collections stated that although the Appeals Division is still reviewing TIR’s objections to the assessments, Collections is again requesting the assessments be paid or sufficient security be provided pending the review. On February 8, 2016, the Company filed an application for a remission order with the International Trade Policy Division of Finance Canada to seek relief from the assessments and the collection action requested in the February 1, 2016 letter. On February 12, 2016, TIR filed a complaint with the Office of the Taxpayers’ Ombudsman about the CRA’s failure for more than five years to rule on TIR’s objections to the reassessments. TIR requested that the Ombudsman Office recommend to the CRA that the reassessments be vacated or the CRA support TIR’s application for a remission order. On March 2, 2016, the CRA proposed that the Tax Court of Canada resolve the issue of whether TIR or the publishers are entitled to the input tax credits. On March 9, 2016, TIR agreed to the proposal. Including interest accrued on both reassessments, the total reassessment by the CRA for the years 2006 to 2010 was C$91.1 million as of November 30, 2015.
On October 3, 2012, Susan Fox filed a class action complaint (the "Complaint") against Time Inc. in the United States District Court for the Eastern District of Michigan alleging violations of Michigan’s Video Rental Privacy Act (“VRPA”) as well as claims for breach of contract and unjust enrichment. The VRPA limits the ability of entities engaged in the business of selling, renting or lending retail books or other written materials from disclosing to third parties certain information about customers’ purchase, lease or rental of those materials. The Complaint alleges that Time Inc. violated the VRPA by renting to third parties lists of subscribers to various Time Inc. magazines. The Complaint sought injunctive relief and the greater of statutory damages of $5,000 per class member or actual damages. On December 3, 2012, Time Inc. moved to dismiss the Complaint on the grounds that it failed to state claims for relief and because the named plaintiff lacked standing because she suffered no injury from the alleged conduct. On August 6, 2013, the court granted, in part, and denied, in part, Time Inc.’s motion, dismissing the breach of contract claim but allowing the VRPA and unjust enrichment claims to proceed. On November 11, 2013, Rose Coulter-Owens replaced Susan Fox as the named plaintiff. On March 13, 2015, the plaintiff filed a motion seeking to certify a class consisting of all Michigan

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

residents who between March 31, 2009 and November 15, 2013 purchased a subscription to TIME, Fortune or Real Simple magazines through any website other than Time.com, Fortune.com and RealSimple.com. On July 27, 2015, the court granted plaintiff’s motion to certify the class, which we estimate to comprise approximately 40,000 consumers. On August 31, 2015, Time Inc. and the plaintiff moved for summary judgment and on October 1, 2015 both parties filed briefs in opposition to their adversaries’ motions. On February 16, 2016, the court granted Time Inc.'s motion for summary judgment and dismissed the case. On March 16, 2016, the plaintiff filed a notice with the Circuit Court appealing the District Court’s dismissal of plaintiff’s claims. On February 19, 2016, the same law firm representing Coulter-Owens filed another class action, entitled Perlin v. Time Inc., in the United States District Court for the Eastern District of Michigan alleging violations of the VRPA as well as a claim for unjust enrichment. This lawsuit was filed on behalf of Michigan residents who purchased subscriptions directly from Time Inc.
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
13. ADDITIONAL FINANCIAL INFORMATION
Additional financial information with respect to Inventories, Prepaid expenses and other current assets, Other assets, Accounts payable and accrued liabilities, Other noncurrent liabilities, Other (income) expense, net and cash payments for taxes and interest is as follows (in millions):

	March 31, 2016	December 31, 2015
Inventories:
Raw material - paper	$31	$32
Finished goods	3	3
Total inventories	$34	$35

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2016	December 31, 2015
Prepaid expenses and other current assets:
Prepaid production costs	$30	$27
Assets held for sale	27	—
Prepaid income taxes(a)	26	65
Prepaid commissions	21	23
Postage deposit	16	14
Other prepaid expenses	63	58
Total prepaid expenses and other current assets	$183	$187

	March 31, 2016	December 31, 2015
Other assets:
Noncurrent pension assets	$82	$74
Other noncurrent assets	40	42
Total other assets	$122	$116

	March 31, 2016	December 31, 2015
Accounts payable and accrued liabilities:
Accounts payable	$217	$265
Accrued compensation	69	117
Restructuring and severance	65	177
Distribution expenses payable	36	23
Rebates and allowances	35	32
Accrued other taxes	22	19
Accrued interest	16	8
Liabilities held for sale	11	—
Barter liabilities	10	8
Deferred gain(b)	9	10
Contingent consideration	7	6
Other current liabilities	21	18
Total accounts payable and accrued liabilities	$518	$683

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2016	December 31, 2015
Other noncurrent liabilities:
Deferred rent	$89	$79
Deferred gain(b)	83	87
Noncurrent tax reserves and interest	38	39
Liability to Time Warner	25	25
Noncurrent deferred compensation	30	30
Restructuring and severance	18	31
Noncurrent pension and postretirement liabilities	11	11
Contingent consideration	8	7
Asset retirement obligations(c)	5	5
Other noncurrent liabilities	16	18
Total other noncurrent liabilities	$323	$332

	Three Months Ended March 31,
	2016	2015
Other (income) expense, net:
Loss on equity method investees	$10	$3
(Gain) loss on extinguishment of debt	(4)	—
Total other (income) expense, net	$6	$3

	Three Months Ended March 31,
	2016	2015
Cash Flows:
Cash payments made for income taxes	$1	$4
Income tax refund received	(43)	—
Cash tax payments, net	$(42)	$4

Cash payments made for interest	$8	$8
Interest income received	—	—
Cash interest payments, net	$8	$8
__________________________

(a)	Decrease in prepaid income taxes was largely driven by the income tax refunds received during the three months ended March 31, 2016.

(b)	The Deferred gain related to the sale-leaseback of the Blue Fin Building in the fourth quarter of 2015 will be recognized ratably over the lease period.

(c)
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

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
Time Inc., together with its subsidiaries (collectively, the "Company", "we", "us" or "our"), is one of the world's leading media companies, with a monthly global print audience of over 120 million and worldwide digital properties that attract more than 150 million visitors each month, including over 60 websites. Our influential brands include People, Sports Illustrated, InStyle, Time, Real Simple, Southern Living, Entertainment Weekly, Travel + Leisure, Cooking Light, Fortune and Food & Wine, as well as more than 50 diverse titles in the United Kingdom, such as Decanter, Horse & Hound and Wallpaper*. Time Inc. is home to celebrated franchises and events, including the Fortune 500, Time 100, People’s Sexiest Man Alive, Sports Illustrated’s Sportsperson of the Year, the Food & Wine Classic in Aspen, the Essence Festival and the biennial Fortune Global Forum. Hundreds of thousands of people attend our live media events every year. We have been extending the power of our brands through various investments and acquisitions, including the formation of Sports Illustrated Play, a new business devoted to youth and amateur sports, and the acquisitions of INVNT, a company that specializes in live media, and Viant, an advertising technology firm with a specialized people-based marketing platform. We also provide content marketing, targeted local print and digital advertising programs, branded book publishing and marketing and support services, including subscription sales services for magazines and other products, retail distribution and marketing services and customer service and fulfillment services, for ourselves and third-party clients, including other magazine publishers.
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Our discussion is presented on a consolidated basis. We report as one reportable segment. In addition a brief description is provided of significant transactions and events that impacted the comparability of the results being analyzed.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2016, as well as an analysis of our cash flows for the three months ended March 31, 2016 and 2015. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed as of March 31, 2016 and December 31, 2015.
Caution Concerning Forward-Looking Statements. This section provides a description of the use of forward-looking information appearing in this report, including MD&A and the accompanying Financial Statements.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW
Business Description
We generate revenues primarily from the sale of advertising in our magazines and on our websites and from magazine subscriptions and newsstand sales. We operate as one reportable segment and the majority of our revenues are generated in the United States. During the three months ended March 31, 2016, we generated Revenues of $690 million (an increase of $10 million from $680 million for the three months ended March 31, 2015); Operating loss of $3 million (a decrease of $8 million from an Operating income of $5 million for the three months ended March 31, 2015); Net loss of $10 million (a decrease of $1 million from a Net loss of $9 million for the three months ended March 31, 2015); and Cash used in operations of $52 million (an increase of $32 million from $20 million for the three months ended March 31, 2015).
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

•
Expanding corporate sales efforts and, in early 2016, introducing a category sales structure for our Pharmaceutical, Autos and Technology/Telecom marketers and agencies to increase cross-brand advertising sales;

•	Deploying channel optimization and subscriber targeting capabilities to optimize price, offer, and revenue;

•	Expanding our marketing and technical expertise to monetize products and services;

•	Extending our brands beyond magazines, including through direct sale or licensing agreements related to consumer products and services;

•	Using our extensive database and consumer insights to extend data services to marketers, including investing to offer advertisers and agencies performance-based advertising solutions;

•	Expanding live events and conferences; and

•	Streamlining our organizational structure to drive operational efficiencies, including through global sourcing of staff.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key Developments in 2016
Viant Acquisition
On March 2, 2016, we, through a new wholly-owned subsidiary, acquired certain assets of Viant Technology Inc. (“Viant”), a company that specializes in data-driven, people-based marketing, headquartered in Irvine, California, for $87 million, net of cash acquired. With Viant’s people-based marketing platform, we are combining our premium content, subscriber and visitor data, and advertising inventory with first-party data and targeting capabilities to bring substantial value to our advertisers. The acquisition was accounted for under the acquisition method. Accordingly, the purchase price was allocated to the tangible assets and identified intangible assets acquired based on their estimated fair values. At the acquisition date, the purchase price assigned to the net assets acquired is summarized as follows:

In millions of dollars
Receivables, net of allowance	$49
Definite-lived intangible assets:
Technology and database	23
Websites	7
Customer relationships	6
Tradenames	5
Other assets	5
Total assets acquired	$95
In connection with the acquisition, during the three months ended March 31, 2016, we recorded approximately $8 million in pretax Bargain purchase gain ($5 million, net of a deferred tax liability) on the accompanying Statements of Operations. We were able to realize a gain because Viant was in need of capital to continue its operations and was unable to secure sufficient capital in the time frame it required. We have reassessed the identification of and valuation assumptions surrounding the assets acquired and the consideration transferred, and have determined that the recognition of a bargain purchase gain is appropriate. The Company retained an independent third party to assist management in determining the fair value of tangible and intangible assets acquired. The allocation of the purchase price is based on the best estimates of management. The fair value estimates are preliminary and are subject to change, which may also affect the amount of the Bargain purchase gain.
For tax purposes, the Bargain purchase gain resulted in the reduction of the tax basis in identifiable intangibles, resulting in a deferred tax liability of $3 million being recorded on the opening balance sheet. This deferred tax liability reduced the Bargain purchase gain, and the Bargain purchase gain is not taxable.
During the three months ended March 31, 2016, the impact of the Viant acquisition to our Statements of Operations since the March 2, 2016 acquisition date was $12 million in revenues and $1 million in operating income. In conjunction with the acquisition, we incurred approximately $10 million in transaction costs included within Selling, general and administrative expenses on the accompanying Statements of Operations, which related in part to payments made to certain vendors of Viant in order to continue receiving services from such vendors.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Technology and database assets are being amortized over a weighted average useful life of seven years, website assets are being amortized over a weighted average useful life of five years, customer relationships are being amortized over a weighted average useful life of five years, and tradenames are being amortized over a weighted average useful life of ten years. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. We valued the Technology and database, Customer relationships, and Tradenames using variations of the income approach. The primary asset of Viant’s business is the Technology and database, which was valued as a single asset using the excess earnings method. The Customer relationships and Tradenames were valued using the relief-from-royalty method, and with and without method, respectively, all income approaches. The Website assets were valued using a replacement cost approach.
Key unobservable inputs utilized in this valuation include the estimated cash flows for each definite-lived intangible asset, royalty rates of 0.5% - 1%, a long-term growth rate of 3%, and a discount rate of 18%. The Company valued the Technology and database using the excess earnings method, an income approach. In determining the fair value of this intangible asset, the excess earnings approach will value the intangible asset at the present value of the incremental after-tax cash flows attributable only to the asset after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Under relief from royalty method, value is estimated by discounting the royalty savings as well as any tax benefits related to ownership to a present value. The with and without method assumes that the value of the intangible asset is equal to the difference between the present value of the prospective cash flows with the intangible asset in place and the present value of the prospective cash flows without the intangible asset. Replacement cost contemplates the cost to recreate the intangible asset. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in changes to the final valuation.
The carrying value for Accounts receivables approximated their fair values. The uncollectible amount of Accounts receivables is not expected to be significant.
Other Acquisitions
During the three months ended March 31, 2016, we completed additional acquisitions for total cash consideration, net of cash acquired, of $9 million. Additional consideration may be required to be paid by us that primarily relates to earn-outs that are contingent upon the achievement of certain performance objectives in the next two fiscal years, which are estimated to be $2 million. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired has been recorded as Goodwill. The fair values assigned to the assets acquired and liabilities assumed are preliminary and are subject to change. Any changes in these fair values could potentially result in an adjustment to the Goodwill recorded for these transactions if such adjustments are within one year of the acquisition date. Our results of operations include the operations of these additional acquisitions from the date of the respective acquisitions but such activities were not significant for the three months ended March 31, 2016. In conjunction with one of these acquisitions, we also recognized a loss relating to a write off of an asset of $3 million previously recognized in our financial statements that will not be realized as a result of the acquisition. This loss is reported within transaction costs in Selling, general and administrative expenses on the accompanying Statements of Operations.
Disposition
On April 1, 2016, we completed the sale of This Old House Ventures, LLC and This Old House Productions, LLC (together, “TOH”). As a result of management's commitment to the pending sale during the first quarter, we classified TOH as held for sale as of March 31, 2016. There was no impact to our statement of operations as the carrying values were less than the fair value less costs to sell. Related assets of $27 million primarily related to Goodwill, and liabilities of $11 million primarily related to Deferred revenue, were classified as held for sale at their carrying values on our Consolidated Balance Sheet as of March 31, 2016.

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
During the three months ended March 31, 2016, we repurchased approximately 4.05 million shares of our common stock at a weighted average price of $14.40 per share. During the three months ended March 31, 2016, we repurchased $35 million in aggregate principal amount of our 5.75% Senior Notes at a discounted price together with accrued interest totaling $31 million. As a result of the repurchase, we recognized a pretax gain on extinguishment of $4 million. As of March 31, 2016, $179 million of share repurchases and $90 million of debt repayment and/or repurchases remained under the authorization.
Recent Accounting Guidance
See Note 1, "Description of Business and Basis of Presentation," to the accompanying Financial Statements for a discussion of recent accounting guidance.
Transactions and Other Items Affecting Comparability
As more fully described herein and in the related notes to the accompanying Financial Statements, the comparability of our results has been affected by the following during the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
Restructuring and severance costs	$1	$2
(Gain) loss on operating assets, net	(3)	—
Other costs	14	1
Impact on operating income	$12	$3
Bargain purchase gain	(5)	—
(Gain) loss on extinguishment of debt	(4)	—
Income tax impact of above items	(4)	(1)
Impact on Net income (loss) applicable to Time Inc. stockholders from items affecting comparability	$(1)	$2

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring and Severance Costs
For the three months ended March 31, 2016 and 2015, we incurred Restructuring and severance charges of $1 million and $2 million, respectively, related to headcount reductions and the settlement of certain real estate obligations.
(Gain) Loss on Operating Assets, Net
For the three months ended March 31, 2016, we recognized a pretax gain of $3 million primarily related to the recognition of the deferred gain from the sale-leaseback of the Blue Fin Building in the fourth quarter of 2015. There were no gains or losses on operating assets, net during the three months ended March 31, 2015.
Other Costs
For the three months ended March 31, 2016, Other costs, included within Selling, general and administrative expenses on the accompanying Statements of Operations, was $14 million related to costs in connection with mergers, acquisitions, investments and dispositions, including a settlement loss. For the three months ended March 31, 2015, Other costs was $1 million primarily reflecting external costs related to mergers, acquisitions or dispositions.
Bargain Purchase Gain
For the three months ended March 31, 2016, we recognized a Bargain purchase gain of $5 million related to the acquisition of Viant. See Note 2, "Acquisitions and Dispositions," to the accompanying Financial Statements for further details on the Viant Acquisition.
(Gain) Loss on Extinguishment of Debt, Net
In the three months ended March 31, 2016, we repurchased $35 million in aggregate principal value of our 5.75% Senior Notes at a discount with accrued interest totaling $31 million and recognized a pretax gain on extinguishment of $4 million. There were no gains or losses on extinguishment of debt during the three months ended March 31, 2015. Gains and losses on extinguishment of debt are included in Other (income) expense, net on the accompanying Statements of Operations.
Other Items Affecting Comparability
In addition to the items described above, the following item affected comparability of results for the three months ended March 31, 2016 and 2015:

•
Real Estate Related: We completed the relocation of our corporate headquarters and the sale-leaseback of the Blue Fin building during the fourth quarter of 2015. As a result, depreciation expense decreased $11 million during the quarter ended March 31, 2016 compared to 2015 as we accelerated the depreciation on our tenant improvements at our former New York City headquarters at 1271 Avenue of the Americas in 2015 in anticipation of relocating at the end of 2015, as well as less depreciation expense in 2016 related to the sale-leaseback of the Blue Fin Building, partially offset by increased depreciation related to our new headquarters at 225 Liberty Street. Additionally, rent expense decreased $8 million in the first quarter of 2016 compared to 2015 as we no longer have duplicate rent for our New York City facilities as we completed the exit from our former headquarters in the fourth quarter of 2015, partially offset by rent expense in the first quarter of 2016 related to the sale-leaseback of the Blue Fin Building.

•
Equity Method Losses: We had suspended recognizing equity losses for certain equity method investments during 2015 as our investee losses were in excess of the investments' carrying amounts. During the three months ended March 31, 2016, we opted to provide funding to these equity method investments and recognized $9 million in equity losses related to this funding.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying Statements of Operations.
Geographic Concentration of Revenues
A significant majority of our Revenues have been generated in the United States and, to a lesser extent, in the United Kingdom. For both the three months ended March 31, 2016 and 2015, 86% of our Revenues were generated in the United States and 11% of our Revenues were generated in the United Kingdom. We expect the significant majority of our revenues will continue to be generated in the United States for the foreseeable future.
Seasonality
Our quarterly performance typically reflects moderate seasonal fluctuations. Advertising revenues from our magazines and websites are typically higher in the fourth quarter of the year due to higher consumer spending activity and corresponding higher advertiser demand to reach our audiences during this period.
Results of Operations – Three months ended March 31, 2016 versus the three months ended March 31, 2015
The table below provides a summary of our results of operations for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015	% Change
Revenues	$690	$680	1%
Operating expenses	693	675	3%
Operating income (loss)	$(3)	$5	NM
Bargain purchase gain	(5)	—	NM
Interest expense, net	17	19	(11%)
Other (income) expense, net	6	3	NM
Income tax provision (benefit)	(11)	(8)	NM
Net income (loss)	$(10)	$(9)	11%
_______________________

NM	- Not Meaningful
Revenues
The following table presents our Revenues, by type, for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015	% Change
Revenues
Advertising
Print and other advertising	$270	$280	(4%)
Digital advertising	90	73	23%
Total advertising revenues	$360	$353	2%
Circulation	238	250	(5%)
Other	92	77	19%
Total revenues	$690	$680	1%

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents our Revenues, by type, as a percentage of total revenues for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Revenues
Advertising	52%	52%
Circulation	34%	37%
Other	14%	11%
Total revenues	100%	100%
Advertising Revenues
For the three months ended March 31, 2016, Advertising revenues increased 2% as compared to the three months ended March 31, 2015. The increase in Advertising revenues was driven by a 23% increase in our Digital advertising revenues primarily resulting from the acquisition of Viant. In addition, the decrease in Print and other advertising revenues was partially offset by growth in Digital advertising revenues related to video and programmatic sales. This increase in Digital advertising revenues in 2016 as compared to 2015 reflects the continued shift in advertiser and consumer demand from print to digital media.
Partially offsetting the increase in our Digital advertising revenues for the three months ended March 31, 2016 was a 4% decline in our Print and other advertising revenues. Domestic and international print advertising revenues declined $8 million and $2 million, respectively.
The decline in print magazine advertising revenues was attributable to fewer advertising pages sold primarily resulting from the continuing trend of advertisers shifting advertising spending from print to other media, and by lower average price per page of advertising sold primarily due to the category mix of advertisers. These were partially offset by benefit of $5 million related to certain advertising revenues being recognized on a gross basis in 2016 that had been recognized on a net basis in 2015. As compared to the three months ended March 31, 2015, our domestic titles experienced advertising declines in the beauty, fashion/retail and media & movies categories, partially offset by strong sales in the food, travel and automotive categories. We expect the adverse market conditions associated with our Print and other advertising revenues to continue.
Circulation Revenues
The components of Circulation revenues for the three months ended March 31, 2016 and 2015 are as follows (in millions):

	Three Months Ended March 31,
	2016	2015	% Change
Circulation revenues
Subscription	$161	$165	(2%)
Newsstand	68	77	(12%)
Other circulation	9	8	13%
Total circulation revenues	$238	$250	(5%)

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended March 31, 2016, Circulation revenues decreased 5% as compared to the three months ended March 31, 2015, primarily due to lower domestic and international Subscription revenues of $3 million and $1 million, respectively, and lower domestic and international Newsstand revenues of $4 million and $5 million, respectively. The stronger U.S. dollar relative to the British pound adversely impacted Circulation revenues for the three months ended March 31, 2016 by $3 million. The decline in Circulation revenues was primarily due to the continued shift in consumer preferences from print to digital media. We expect the market conditions associated with our Circulation revenues to continue.
Other Revenues
Other revenues, which include marketing and support services provided to third parties, branded book publishing, events, and licensing, increased 19% in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, to $92 million primarily due to benefits from acquisitions. For the three months ended March 31, 2016, Other revenues included $17 million of revenues from acquisitions.
Operating Expenses
The components of Operating expenses for the three months ended March 31, 2016 and 2015 are as follows (in millions):

	Three Months Ended March 31,
	2016	2015	% Change
Operating expenses
Costs of revenues
Production costs	$159	$160	(1%)
Editorial costs	92	89	3%
Other	45	22	105%
Total costs of revenues(a)	296	271	9%
Selling, general and administrative expenses(a)	365	359	2%
Restructuring and severance costs	1	2	(50%)
Depreciation	13	24	(46%)
Amortization of intangible assets	21	19	11%
(Gain) loss on operating assets, net	(3)	—	NM
Total operating expenses	$693	$675	3%
_______________________

NM	- Not Meaningful

(a)	Costs of revenues and Selling, general and administrative expenses set forth above exclude depreciation.
Costs of Revenues
Costs of revenues consist of costs related to the production of magazines and books, editorial costs, as well as other costs. Production costs include paper, printing and distribution costs. A variety of factors affect paper prices and availability, including demand, capacity, raw material and energy costs and general economic conditions. Our current paper supply arrangements are based on an annual request-for-proposal process establishing a non-binding pricing framework for the year. Price and volume adjustments are negotiated from time to time under this pricing framework, typically on a quarterly basis. The bulk of our U.S. printing occurs under multi-year contracts with a single printer. The Board of Governors of the USPS reviews prices for mailing services annually and periodically adjusts postage rates for each class of mail, including periodicals. Although prices and price increases for various USPS products vary, overall average price increases generally are capped by law at the rate of inflation as measured by the Consumer Price Index. Effective May 31, 2015, rates for all classes of mail were increased by approximately 2% by the Postal Regulatory

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commission. In April 2016, the USPS announced a 4.3% rate decrease for all classes of mail as a result of the removal of the exigent surcharge that was imposed in December 2013, effective April 10, 2016.
For the three months ended March 31, 2016, Costs of revenues increased 9% as compared to the three months ended March 31, 2015. Production costs decreased 1%. Editorial costs increased primarily as a result of digital investments. Other costs of revenues increased $23 million or 105% as compared to the prior year primarily driven by costs of operations of acquired businesses as well as $5 million of costs that were reported net in Print and other advertising revenues in 2015 that are now included in Other costs in 2016. The stronger U.S. dollar relative to the British pound favorably impacted Costs of revenues for the three months ended March 31, 2016 by $2 million.
Selling, General and Administrative Expenses
For the three months ended March 31, 2016, Selling, general and administrative expenses ("SG&A") increased 2% as compared to the three months ended March 31, 2015. Included in SG&A for the quarters ended March 31, 2016 and 2015 were $14 million and $1 million, respectively, of other costs related to mergers, acquisitions, investments and dispositions ("transaction costs") which related in part to payments made to certain vendors of Viant in order to continue receiving services from such vendors. The other components of SG&A decreased by $5 million primarily driven by the benefits realized from previously announced cost savings initiatives including in real estate, partially offset by increase in expenses related to growth initiatives and the costs of operations of acquired businesses. The stronger U.S. dollar relative to the British pound also benefited SG&A by $2 million for the quarter ended March 31, 2016.
Restructuring and Severance Costs
For the three months ended March 31, 2016 and 2015, we incurred a Restructuring and severance charge of $1 million and $2 million, respectively. Restructuring and severance costs in 2016 and 2015 primarily related to headcount reductions and settlement of certain real estate obligations.
Depreciation
Depreciation expense was $13 million and $24 million for the three months ended March 31, 2016 and 2015, respectively. The $11 million decline reflects accelerated depreciation in 2015 of assets at our former headquarters at 1271 Avenue of the Americas in anticipation of relocating at the end of 2015, as well as less depreciation expense in 2016 related to the sale-leaseback of the Blue Fin Building in the fourth quarter of 2015, partially offset by increased depreciation related to our new headquarters at 225 Liberty Street.
Amortization of Intangible Assets
Amortization of intangible assets was $21 million and $19 million for the three months ended March 31, 2016 and 2015, respectively. The increase in amortization expense is the result of newly acquired intangible assets in connection with acquisition activities.
(Gain) Loss on Operating Assets
Gain on sale of operating assets was $3 million for the three months ended March 31, 2016, which was primarily related to the recognition of the deferred gain from the sale-leaseback of the Blue Fin Building in the fourth quarter of 2015. There were no gains or losses on the sale of operating assets during the three months ended March 31, 2015.
Operating Income (Loss)
Operating loss for the three months ended March 31, 2016 was $3 million. Operating income for the three months ended March 31, 2015 was $5 million. The decrease in Operating income was primarily driven by expenses associated with growth initiatives and transaction costs, partially offset by the decline in depreciation.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bargain Purchase Gain
Bargain purchase gain for the three months ended March 31, 2016 was $5 million related to the acquisition of Viant.
Interest Expense, Net
Interest expense, net was $17 million and $19 million for the three months ended March 31, 2016 and 2015, respectively. Interest income for the three months ended March 31, 2016 and 2015 was insignificant. The decrease in interest expense was driven by lower debt outstanding due to repurchases.
Other (Income) Expense, Net
Other (income) expense, net, was an expense of $6 million and $3 million for the three months ended March 31, 2016 and 2015, respectively. The increase was driven by the recognition of $10 million of equity losses for the three months ended March 31, 2016 as compared to $3 million for the three months ended March 31, 2015 primarily related to investments where we resumed applying the equity method after opting to provide additional funding, partially offset by the gain on extinguishment of debt of $4 million for the three months ended March 31, 2016.
Income Tax Provision (Benefit)
For the three months ended March 31, 2016 and 2015, our Income tax benefit was $11 million and $8 million, respectively. Our effective income tax rate was 50% and 47% for the three months ended March 31, 2016 and 2015, respectively. The change in the effective income tax rate for the three months ended March 31, 2016 was primarily due to the nontaxable Bargain purchase gain recorded in connection with the acquisition of Viant, the effect of foreign operations and the recognition of certain state income tax benefits.
Net Income (Loss)
Net loss for the three months ended March 31, 2016 and 2015 was $10 million and $9 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated positive net cash flow from operating activities. Sources of cash primarily include cash flow from operations, amounts available under our revolving credit facility (the "Revolving Credit Facility") and access to capital markets. Our access to additional borrowings under the Revolving Credit Facility is subject to the satisfaction of customary borrowing conditions, including the absence of any event or circumstance having a material adverse effect on our business. In addition, the obligation of the financial institutions under our Revolving Credit Facility are several and not joint, and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to other sources of capital such as the public bond markets. However, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including (i) our financial condition, prospects and credit rating, (ii) the liquidity of the overall capital markets and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on favorable terms or at all. As of March 31, 2016, total Cash and cash equivalents were $340 million, including $105 million held by foreign subsidiaries. As of March 31, 2016, we also held Short-term investments consisting of term deposits of $60 million with original maturities of greater than three months and remaining maturities of less than one year.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal uses of cash that affect our liquidity position include the following: operational expenditures including employee costs, paper purchases and capital expenditures; acquisitions; dividends and stock repurchases; debt repurchases and debt service costs, including interest and principal payments on our Senior Notes and senior credit facilities (the "Senior Credit Facilities"); investments; and income tax payments. Of the up to $300 million of stock repurchases and $200 million for debt repayments and/or repurchases authorized by our Board of Directors, $179 million and $90 million, respectively, remains unused as of March 31, 2016. We have been financing, and expect to finance in the future, repurchases under our 2015 share repurchase authorization and fund debt repayments and/or repurchases out of working capital and/or cash balances.
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
On May 5, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on May 31, 2016, payable June 15, 2016. On February 11, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on February 29, 2016. This dividend was paid on March 15, 2016 for approximately $20 million. Our Board of Directors has declared regular quarterly dividends of $0.19 per common share in each quarter since October 2014. We currently intend to continue to declare regular quarterly dividends on our outstanding common stock in respect of each completed fiscal quarter. The declaration and amount of any actual dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions.
We believe that a combination of cash-on-hand, cash generated from operating activities, sale/leaseback transactions and availability under our Revolving Credit Facility will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our funding and investment requirements over the next twelve months and over the long-term.
Our level of debt could have important consequences on our business, including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. In addition, economic or market disruptions could lead to a decrease in demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position. As of March 31, 2016, the only utilization under the Revolving Credit Facility was letters of credit in the face amount of $3 million. Subject to the satisfaction of customary conditions, undrawn revolver commitments are available to be drawn for our general corporate purposes. We were in compliance with all of our debt covenants as of the filing of this quarterly report.
Sources and Uses of Cash
Cash and cash equivalents decreased by $311 million for the three months ended March 31, 2016 as compared to the year ended December 31, 2015; and decreased $61 million for the three months ended March 31, 2015 as compared to the year ended December 31, 2014. The components of these changes are discussed below.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Activities
Details of Cash provided by operations are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(10)	$(9)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations
Depreciation and amortization	34	43
Amortization of deferred financing costs and discounts on indebtedness	2	1
(Gain) loss on sale of operating assets	(1)	—
(Gain) loss on repurchases of 5.75% Senior Notes	(4)	—
Amortization of deferred gain on sale-leaseback	(2)	—
Bargain purchase gain	(5)	—
Settlement loss	3	—
(Gain) loss on equity method of investee companies, net of cash distributions	10	3
Equity-based compensation expense	10	13
Deferred income taxes	(7)	2
All other net, including working capital changes	(82)	(73)
Cash provided by (used in) operations(a)	$(52)	$(20)
___________________________

(a)
Includes foreign net income taxes received of $1 million and nil for the three months ended March 31, 2016 and 2015, respectively. Includes domestic net income taxes received of $41 million and paid of $4 million for the three months ended March 31, 2016 and 2015, respectively.

The increase in Cash used in operations for the three months ended March 31, 2016 as compared to the year ended March 31, 2015 primarily reflects the buyouts of the leases at our former corporate headquarters and another leased property for $95 million, partially offset by lower cash rent expense and lower bonus payments.
Investing Activities
Details of Cash provided by (used in) investing activities are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Acquisitions, net of cash acquired	$(96)	$(13)
(Investments in) divestitures of equity affiliates	(9)	—
Proceeds from dispositions	1	—
Purchases of short-term investments	(20)	—
Maturities of short-term investments	20	—
Capital expenditures	(35)	(4)
Cash provided by (used in) investing activities	$(139)	$(17)
The increase in capital expenditures for the three months ended March 31, 2016 is primarily associated with concluding the relocation of our corporate headquarters.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities
Details of Cash (used in) provided by financing activities are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Purchase of common stock	$(58)	$—
Repurchase of 5.75% Senior Notes	(31)	—
Principal payments on Term Loan	(2)	(2)
Withholding taxes paid on equity-based compensation	(5)	—
Dividends paid	(20)	(21)
Contingent/deferred consideration payment	(1)	—
Cash provided by (used in) financing activities	$(117)	$(23)
The increase in Cash used in financing activities for the three months ended March 31, 2016 is primarily associated with repurchases under our 2015 share and debt repurchase authorizations.
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
Our Board of Directors has authorized discretionary principal debt repayments and/or repurchases of up to $200 million in the aggregate on our Term Loan and our 5.75% Senior Notes. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board of Directors. The extent to which we repay and/or repurchase our debt and the timing of such repayments and/or repurchases will depend on a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by us from time to time. The authorization may be suspended or discontinued at any time without notice. We have been financing, and expect to finance in the future, such principal debt repayments and/or repurchases out of working capital and/or cash balances. During the three months ended March 31, 2016, we repurchased $35 million in aggregate principal of our 5.75% Senior Notes at a discount with accrued interest totaling $31 million and recognized a pretax gain on extinguishment of $4 million.
The foregoing description of the Senior Notes and the Senior Credit Facilities is only an overview. We also refer you to the form of indenture for the Senior Notes and the credit agreement for the Senior Credit Facilities that have been filed as exhibits to our Registration Statement on Form 10 filed with the Securities and Exchange Commission in May 2014.
Contractual and Other Obligations
Contractual Obligations
In addition to the financing arrangements discussed above, we have obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to certain firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying Balance Sheets. Our contractual obligations as of March 31, 2016 are not significantly different from those disclosed within our 2015 Form 10-K.
Contingencies
We are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law. See to Note 12, "Commitment and Contingencies – Legal Proceedings," to the accompanying Financial Statements.

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
Our forward-looking statements are based on our current expectations regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulations, economic, strategic, political and social conditions and the following factors:

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

•	increases in the price of paper or in postal rates and services or disruption of services from our suppliers including our printers;

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

•	impacts on our pension obligations due to changes in equity markets, our credit rating, interest rates, actuarial assumptions and regulatory actions;

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	the effect of any significant acquisitions, investments, dispositions and other similar transactions by us, including our recent acquisition of Viant;

•	the adequacy of our risk management framework;

•	changes in GAAP or other applicable accounting policies;

•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses;

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

•	the other risks and uncertainties detailed in Part I, Item 1A. "Risk Factors," in our 2015 Form 10-K.
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
Interest Rate Risk
Based on the level of interest rates prevailing at March 31, 2016, the fair value of our fixed rate Senior Notes of $522 million was less than their carrying value of $582 million by $60 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for comparable securities and consideration of our risk profile. A hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2016 would increase the estimated fair value of our fixed rate debt by approximately $23 million to approximately $545 million.
Our Term Loan is subject to variable interest rates but includes a eurocurrency "floor" that is higher than the corresponding market rate currently prevailing. As such, a hypothetical 100 basis point increase in current interest rates will not have a material impact on our annual interest expense. A hypothetical 200 basis point increase in interest rates would increase our annual interest expense by $10 million. The Revolving Credit Facility is subject to variable interest rates but is assumed to be undrawn for purposes of this calculation. Our Revolving Credit Facility remained undrawn as of the date of filing of this quarterly report on Form 10-Q, except for $3 million in letters of credit issued thereunder.

The discount rate used to measure the benefit obligations for our non-U.S. pension plans is determined by using a spot-rate yield curve, derived from the yields available on high quality corporate bonds. Broad equity and bond indices are used in the determination of the expected long-term rate of return on our non-U.S. pension plan assets. Therefore, interest rate fluctuations and volatility of the debt and equity markets can have a significant impact on asset values of our non-U.S. pension plans and future anticipated contributions. For example, a hypothetical 100 basis point increase in interest rates generally would decrease our benefit obligations under our non-U.S. pension plans by approximately $122 million.

Credit Risk
Cash and cash equivalents are maintained with several financial institutions as well as invested in certain high quality money market mutual funds and term deposits. Insurance with respect to deposits held with banks is limited to an insignificant amount of such deposits. However, our bank deposits generally may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
There is also limited credit risk with respect to the money market mutual funds and term deposits in which we invest as these investments all have issuers, guarantors and/or other counterparties of reputable credit.
Our receivables did not represent significant concentrations of credit risk as of March 31, 2016 or December 31, 2015 due to the wide variety of customers, markets and geographic areas to which our products and services are sold.
We monitor our positions and the credit quality of the financial institutions which are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2016 and December 31, 2015, we did not anticipate nonperformance by any of the counterparties.
Other Market Risk
We continue to be exposed to risks associated with paper used for printing. Paper is a basic commodity and its price is sensitive to the balance of supply and demand. Our expenses are affected by the cyclical increases and decreases in the price of paper. The cost of raw materials, of which paper expense is a major component, represents approximately 5% of our total annual operating costs.
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
(b) Internal Control Over Financial Reporting
Except as described below, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the first quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On March 2, 2016, we completed the acquisition of Viant Technology Inc. ("Viant"). Refer to Note 2 of Notes to the Consolidated Financial Statements for additional information regarding this event. We plan to exclude this acquisition from the scope of our annual report on internal controls over financial reporting for the year ended December 31, 2016, as permitted by Securities and Exchange Commission guidance. We are in the process of integrating Viant into our overall internal control over financial reporting process and plan to include it in scope for the year ended December 31, 2017. This process may result in additions or changes to our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 13, "Commitments and Contingencies," in the accompanying Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in our 2015 Form 10-K as filed with the SEC on February 19, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides certain information with respect to our purchases of shares of Time Inc.'s common stock during the first quarter of 2016:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2016 to January 31, 2016	1,086,754	$14.15	1,086,754	$221,437,251

February 1, 2016 to February 29, 2016	1,439,818	$13.91	1,439,818	$201,406,559

March 1, 2016 to March 31, 2016	1,527,486	$14.97	1,527,486	$178,535,601
Total	4,054,058		4,054,058
_______________________

(1)
On November 12, 2015, our Board of Directors authorized the repurchase of up to $300 million of Time Inc.'s common shares. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board of Directors. Under the share repurchase authorization, we may repurchase shares in open-market and/or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Sixth Supplemental Indenture, dated January 19, 2016, between Time Inc. Food Studio Productions LLC and Wells Fargo Bank, National Association, as trustee.*

4.2	Seventh Supplemental Indenture, dated March 31, 2016, among This Old House Ventures, LLC, This Old House Productions, LLC, Time Inc. and Wells Fargo Bank, National Association, as trustee.*

10.1	Time Inc. Inducement Award Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the SEC on February 19, 2016).

10.2	Form of Restricted Stock Unit Agreement for restricted stock units granted to employees on and after February 8, 2016 under the Time Inc. 2014 Omnibus Incentive Compensation Plan.*

10.3	Form of Non Qualified Stock Option Agreement for stock options granted to employees on and after February 8, 2016 under the Time Inc. 2014 Omnibus Incentive Compensation Plan.*

10.4	Form of Performance Stock Units Agreement granted to employees on and after February 8, 2016 under the Time Inc. 2014 Omnibus Incentive Compensation Plan.*

10.5	Employment Agreement, amended and restated effective as of September 12, 2014, between Time Inc. and Mark Ford.*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME INC. (Registrant)

By:	/s/ Jeffrey J. Bairstow
Jeffrey J. Bairstow
Executive Vice President and Chief Financial Officer
Date: May 5, 2016