Form 10-Q
period 2016-06-30
Time Inc.
filed 2016-08-04
CIK 1591517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of
Common Stock — $0.01 par value	August 1, 2016
100,100,289

TIME INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TIME INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$320	$651
Short-term investments	60	60
Receivables, less allowances of $217 and $248 at June 30, 2016 and December 31, 2015, respectively	431	484
Inventories, net of reserves	33	35
Prepaid expenses and other current assets	162	187
Total current assets	1,006	1,417

Property, plant and equipment, net	300	267
Intangible assets, net	1,041	1,046
Goodwill	2,017	2,038
Other assets	140	116
Total assets	$4,504	$4,884

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$520	$683
Deferred revenue	419	436
Current portion of long-term debt	7	7
Total current liabilities	946	1,126

Long-term debt	1,240	1,286
Deferred tax liabilities	242	242
Deferred revenue	88	89
Other noncurrent liabilities	318	332
Commitments and contingencies (Note 13)

Stockholders' Equity
Common stock, $0.01 par value, 400 million shares authorized; 100.45 million and 106.03 million shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1	1
Preferred stock, $0.01 par value, 40 million shares authorized; none issued	—	—
Additional paid-in-capital	12,573	12,604
Accumulated deficit	(10,654)	(10,570)
Accumulated other comprehensive loss, net	(250)	(226)
Total stockholders' equity	1,670	1,809
Total liabilities and stockholders' equity	$4,504	$4,884

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Advertising	$426	$420	$786	$773
Circulation	236	254	474	504
Other	107	99	199	176
Total revenues	769	773	1,459	1,453
Costs of revenues	332	297	629	571
Selling, general and administrative expenses	369	383	746	763
Amortization of intangible assets	20	20	41	39
Restructuring and severance costs	10	12	11	14
Asset impairments	1	—	1	—
(Gain) loss on operating assets, net	(13)	—	(16)	—
Operating income (loss)	50	61	47	66
Bargain purchase (gain)	2	—	(3)	—
Interest expense, net	18	20	35	39
Other (income) expense, net	1	2	7	5
Income (loss) before income taxes	29	39	8	22
Income tax provision (benefit)	11	15	—	7
Net income (loss)	$18	$24	$8	$15

Per share information attributable to Time Inc. common stockholders:
Basic net income (loss) per common share	$0.18	$0.22	$0.08	$0.13
Weighted average basic common shares outstanding	100.56	109.78	100.42	109.67
Diluted net income (loss) per common share	$0.18	$0.22	$0.08	$0.13
Weighted average diluted common shares outstanding	101.25	110.18	100.94	110.06
Cash dividends declared per share of common stock	$0.19	$0.19	$0.38	$0.38

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$18	$24	$8	$15

Other comprehensive income (loss), net of tax

Foreign currency translation
Unrealized gains (losses) occurring during the period	(31)	55	(43)	8
Reclassification adjustment for (gains) losses on foreign currency realized in net income (loss)	—	1	—	1
Net foreign currency translation gains (losses)	(31)	56	(43)	9

Benefit obligations
Unrealized gains (losses) occurring during the period	12	(8)	17	(1)
Reclassification adjustment for (gains) losses realized in net income (loss)	1	—	2	1
Net benefit obligations	13	(8)	19	—

Other comprehensive income (loss)	(18)	48	(24)	9

Comprehensive income (loss)	$—	$72	$(16)	$24

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Six Months Ended June 30, 2016
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance, December 31, 2015	$1	$12,604	$(10,570)	$(226)	$1,809
Net income (loss)	—	—	8	—	8
Other comprehensive income (loss)	—	—	—	(24)	(24)
Dividends declared	—	(39)	—	—	(39)
Purchase of common stock	—	—	(92)	—	(92)
Equity-based compensation and other	—	8	—	—	8
Balance, June 30, 2016	$1	$12,573	$(10,654)	$(250)	$1,670

	Six Months Ended June 30, 2015
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance, December 31, 2014	$1	$12,665	$(9,626)	$(169)	$2,871
Net income (loss)	—	—	15	—	15
Other comprehensive income (loss)	—	—	—	9	9
Dividends declared	—	(42)	—	—	(42)
Equity-based compensation and other	—	10	—	—	10
Balance, June 30, 2015	$1	$12,633	$(9,611)	$(160)	$2,863

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$8	$15
Adjustments to reconcile net income (loss) to cash provided by (used in) operations
Depreciation and amortization	68	86
Amortization of deferred financing costs and discounts on indebtedness	3	2
Asset impairments	1	—
(Gain) loss on sale of operating assets	(11)	—
(Gain) loss on repurchases of 5.75% Senior Notes	(4)	—
(Gain) loss on non-operating assets, net	—	(2)
Amortization of deferred gain on sale-leaseback	(5)	—
Bargain purchase (gain)	(3)	—
Settlement loss	3	—
(Income) loss on equity-method investments	11	7
Equity-based compensation expense	17	20
Deferred income taxes	(2)	7
Changes in operating assets and liabilities
Receivables	99	76
Inventories	2	6
Prepaid expenses and other assets	11	(58)
Accounts payable and other liabilities	(178)	(121)
Other, net	7	5
Cash provided by (used in) operations	27	43

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(103)	(49)
(Investments in) divestitures of cost and equity method investments	(13)	—
Proceeds from dispositions	29	4
Purchases of short-term investments	(20)	(60)
Maturities of short-term investments	20	—
Capital expenditures	(61)	(63)
Issuances of notes receivable	(16)	—
Cash provided by (used in) investing activities	(164)	(168)

FINANCING ACTIVITIES
Purchase of common stock	(94)	—
Repurchase of 5.75% Senior Notes	(40)	—
Principal payments on Term Loan	(4)	(4)
Withholding taxes paid on equity-based compensation	(8)	(12)
Excess tax benefits from equity-based compensation	—	1
Dividends paid	(39)	(42)
Contingent/deferred consideration payment	(1)	—
Cash provided by (used in) financing activities	(186)	(57)
Effect of exchange rate changes on Cash and cash equivalents	(8)	1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(331)	(181)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	651	519
CASH AND CASH EQUIVALENTS, END OF PERIOD	$320	$338

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
Recent Accounting Guidance
Accounting Guidance Adopted in 2016
In March 2016, guidance was issued which applies to entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. This guidance eliminates the requirement to retroactively adopt the equity method of accounting. The amendments in this guidance are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance on April 1, 2016 on a prospective basis and it has not had an impact on our Financial Statements since adoption.
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
In May 2014, guidance was issued that establishes a new revenue recognition framework in GAAP for all companies and industries. The core principle of the guidance is that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The guidance includes a five-step framework to determine the timing and amount of revenue to recognize related to contracts with customers. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework. We will adopt this guidance on January 1, 2018, however, we have not yet selected a transition method and are currently evaluating the effect that the updated guidance will have on our Financial Statements and related disclosures. We expect to complete this evaluation by June 30, 2017.
Other accounting standards that have been issued by the Financial Accounting Standards Board or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Financial Statements upon adoption.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS AND DISPOSITIONS
Viant Acquisition
On March 2, 2016, we, through a new wholly-owned subsidiary, acquired certain assets of Viant Technology Inc. (“Viant”), a business that specializes in data-driven, people-based marketing, headquartered in Irvine, California, for $87 million, net of cash acquired. With Viant’s people-based marketing platform, we are combining our premium content, subscriber and visitor data, and advertising inventory with first-party data and targeting capabilities to bring substantial value to our advertisers. The acquisition was accounted for under the acquisition method. Accordingly, the purchase price was allocated to the tangible assets and identified intangible assets acquired based on their estimated fair values. At the acquisition date, the purchase price assigned to the net assets acquired is summarized as follows:

In millions of dollars
Receivables, net of allowance	$49
Definite-lived intangible assets:
Technology and database	23
Websites	7
Customer relationships	6
Tradenames	5
Other assets	3
Total assets acquired	$93
In connection with the acquisition, during the six months ended June 30, 2016, we recorded a $6 million pretax Bargain purchase (gain) ($3 million, net of a deferred tax liability), which includes a reduction of the Bargain purchase (gain) of $2 million for the three months ended June 30, 2016 on the accompanying Statements of Operations. We were able to realize a gain because Viant was in need of capital to continue its operations and was unable to secure sufficient capital in the time frame it required. We have assessed the identification of and valuation assumptions surrounding the assets acquired and the consideration transferred and have determined that the recognition of a bargain purchase gain is appropriate. The Company retained an independent third party to assist management in determining the fair value of tangible and intangible assets acquired. The allocation of the purchase price is based on the best estimates of management. The fair value of the opening balance sheet was updated during the second quarter resulting in a $2 million reduction to the Bargain purchase (gain) recorded in the three months ended March 31, 2016.
For tax purposes, the Bargain purchase (gain) resulted in the reduction of the tax basis in identifiable intangibles, resulting in a deferred tax liability of $3 million being recorded on the opening balance sheet. This deferred tax liability reduced the Bargain purchase (gain), and the Bargain purchase (gain) is not taxable.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Key unobservable inputs utilized in this valuation include the estimated cash flows for each definite-lived intangible asset, royalty rates of 0.5% - 1%, a long-term growth rate of 3%, and a discount rate of 18%. The Company valued the Technology and database using the excess earnings method, an income approach. In determining the fair value of this intangible asset, the excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the asset after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Under the relief from royalty method, value is estimated by discounting the royalty savings as well as any tax benefits related to ownership to a present value. The with and without method assumes that the value of the intangible asset is equal to the difference between the present value of the prospective cash flows with the intangible asset in place and the present value of the prospective cash flows without the intangible asset in place. Replacement cost contemplates the cost to recreate the intangible asset. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in changes to the final valuation.
The carrying value for Accounts receivables approximated their fair values. The uncollectible amount of Accounts receivables is not expected to be significant.
Other Acquisitions
During the six months ended June 30, 2016, we completed additional acquisitions for total cash consideration, net of cash acquired, of $16 million. Additional consideration may be required to be paid by us that primarily relates to earn-outs that are contingent upon the achievement of certain performance objectives in the next two fiscal years, which are estimated to be $2 million. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired has been recorded as Goodwill. The fair values assigned to the assets acquired and liabilities assumed are preliminary and are subject to change. Any changes in these fair values could potentially result in an adjustment to the Goodwill recorded for these transactions if such adjustments are within one year of the acquisition date. Our results of operations include the operations of these additional acquisitions from the date of the respective acquisitions but such activities were not significant for the three and six months ended June 30, 2016. In conjunction with one of these acquisitions, we also recognized a loss relating to a write off of an asset of $3 million previously recognized in our financial statements that will not be realized as a result of the acquisition. This loss is reported within transaction costs in Selling, general and administrative expenses on the accompanying Statements of Operations.
Disposition
On April 1, 2016, we completed the sale of This Old House Ventures, LLC and This Old House Productions, LLC (together, “TOH”).  The assets and liabilities associated with TOH met the criteria for classification as Assets and Liabilities held for sale as of March 31, 2016. Upon disposal, assets of $27 million primarily related to Goodwill, and liabilities of $10 million primarily related to Deferred revenue, were derecognized from our Balance Sheet. We recognized a pretax gain of $11 million within (Gain) loss on operating assets, net for the three and six months ended June 30, 2016.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENTS
Our investments included within Short-term investments and Other assets on the accompanying Balance Sheets consist primarily of short-term investments, equity-method investments, investments in marketable securities and cost-method investments. Our investments, by category, consisted of the following (in millions):

	June 30, 2016	December 31, 2015
Short-term investments(a)	$60	$60
Equity-method investments(b)	8	10
Cost-method investments(c)	6	3
Total	$74	$73
_______________________

(a)	Our Short-term investments consist of term deposits with original maturities greater than three months and remaining maturities of less than one year.

(b)
Our equity-method investments primarily consist of joint ventures. For the three and six months ended June 30, 2016, we recorded equity losses of $1 million and $11 million, respectively, primarily related to resuming applying the equity method after providing additional financial support to certain equity-method investees. For the three and six months ended June 30, 2015, we recorded equity losses of $4 million and $7 million, respectively.

(c)	During the three and six months ended June 30, 2016, we made a $4 million investment in a privately-held e-commerce subscription company.
We use available qualitative and quantitative information to evaluate all cost-method investments for impairment at least quarterly.
For the three and six months ended June 30, 2016 and 2015, we did not experience other-than-temporary declines in the value of our investments.

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
The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, respectively (in millions):

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents - Money market funds	$161	$—	$—	$161	$437	$—	$—	$437
Liabilities
Contingent consideration(a)	—	—	(10)	(10)	—	—	(13)	(13)
Other - liabilities(b)	—	—	(6)	(6)	—	—	(6)	(6)
Total	$161	$—	$(16)	$145	$437	$—	$(19)	$418
_______________________

(a)
Contingent consideration, of which $3 million and $6 million is included in Accounts payable and accrued liabilities and $7 million and $7 million in Other noncurrent liabilities on the accompanying Balance Sheets, consists of earn-out liabilities in connection with acquisitions. Fair values were derived using a Monte Carlo simulation approach or a probability weighted present value of expected future payouts approach, which are considered Level 3 measurements. Adjustments to fair value of such obligations are included as a component of Selling, general and administrative expenses in the Statements of Operations. Such contingent considerations are primarily based on financial targets and other metrics.

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

The following table reconciles the beginning and ending balance of our liabilities classified as Level 3 (in millions):

	June 30,
	2016	2015
Balance as of the beginning of the period	$19	$9
Settlements	(1)	(3)
Issuances	2	5
Fair value adjustments	(1)	—
Transfers in and/or (out) of Level 3	(3)	—
Balance as of the end of the period	$16	$11

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

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt instruments:
Term Loan	$675	$683	$677	$679
5.75% Senior Notes	572	547	616	566
	$1,247	$1,230	$1,293	$1,245
Our Term Loan and Senior Notes were originally issued at a discount of $13 million and $10 million, respectively. Such discounts are being amortized under the effective interest method over the respective terms of the debt instruments. Fair value estimates related to our debt instruments presented above and considered a Level 2 measurement are made at a specific point in time, based on comparable market transactions. Unrealized gains or losses on debt do not result in realization or expenditure of cash and generally are not recognized in the Financial Statements unless the debt is retired prior to its maturity.
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
Fair value measurements are also used in nonrecurring valuations performed in connection with acquisition accounting. The nonrecurring valuations primarily include the valuation of tradenames, customer and advertiser relationships, technology and database intangible assets and property, plant and equipment. With the exception of certain inputs for our weighted average cost of capital and discount rate calculation that are derived from pricing services, the inputs used in our discounted cash flow analysis, such as forecasts of future cash flows, are based on assumptions. The valuation of customer and advertiser relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the relationships, considering such factors as estimated life of the relationships and the revenue expected to be generated over the life of such relationships. Tangible assets are typically valued using a replacement or reproduction cost approach, considering such factors as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. All of our nonrecurring valuations use significant unobservable inputs, therefore, fall under Level 3 of the fair value hierarchy.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. DEBT
Our debt obligations consisted of the following (in millions):

	June 30, 2016	December 31, 2015
5.75% Senior Notes	$580	$625
Senior Credit Facilities
Term Loan	685	689
Revolving Credit Facility	—	—
Unamortized discount and deferred financing costs	(18)	(21)
Total debt obligations	1,247	1,293
Less: Current portion of long-term debt	7	7
Noncurrent debt obligations	$1,240	$1,286
Senior Notes and Senior Credit Facilities
On April 29, 2014, we issued $700 million aggregate principal amount of 5.75% Senior Notes due April 15, 2022 in a private offering. The Senior Notes are fully and unconditionally guaranteed by substantially all of our wholly-owned domestic subsidiaries and, under certain circumstances, may become guaranteed by other existing or future subsidiaries. Interest payable on the Senior Notes as of June 30, 2016 and December 31, 2015 was $7 million and $8 million, respectively. We made a semi-annual interest payment on the Senior Notes of $17 million and $20 million in April 2016 and 2015, respectively.
On April 24, 2014, we entered into senior secured credit facilities (the "Senior Credit Facilities") providing for a Term Loan in an aggregate principal amount of $700 million with a seven-year maturity and a $500 million revolving credit facility (the "Revolving Credit Facility") with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit. The Revolving Credit Facility will be used for working capital and other general corporate purposes. The Term Loan was funded on May 29, 2014. The Revolving Credit Facility remained undrawn as of June 30, 2016 except for utilization for letters of credit in the face amount of $3 million.
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
We are permitted to prepay amounts outstanding under the Senior Credit Facilities at any time. Subject to certain exceptions, the Term Loan requires us to prepay amounts outstanding thereunder with the net cash proceeds of asset sales out of the ordinary course of business and casualty events if we do not use (or commit to use) such proceeds within 15 months of receipt to invest in our business, including, among other things, by acquiring, maintaining or developing assets useful in our business or making acquisitions permitted under the Senior Credit Facilities. We are required to make quarterly repayments of the Term Loan equal to 0.25% of the aggregate original principal amount. Principal payments of $4 million were made on the Term Loan during both the six months ended June 30, 2016 and 2015. Interest payable on the Term Loan as of both June 30, 2016 and December 31, 2015 was insignificant. Interest payments of $15 million were made on the Term Loan during both the six months ended June 30, 2016 and 2015.
In connection with the issuance of the Senior Notes and Senior Credit Facilities, we originally incurred deferred financing costs of $13 million. The Term Loan was originally issued at a discount of $13 million and the Senior Notes were originally issued at a discount of $10 million. Debt discount is being amortized using the effective interest method

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

over the terms of the Term Loan and the Senior Notes, respectively. For the three and six months ended June 30, 2016, we incurred amortization expense on deferred financing costs and discounts on indebtedness of $1 million and $3 million, respectively. For the three and six months ended June 30, 2015, we incurred amortization expense on deferred financing costs and discounts on indebtedness of $1 million and $2 million, respectively.
In November 2015, our Board of Directors authorized discretionary principal debt repayments and/or repurchases of up to $200 million in the aggregate on our Term Loan and our 5.75% Senior Notes. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board of Directors. The extent to which we repay and/or repurchase our debt and the timing of such repayments and/or repurchases will depend on a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by the Company from time to time. The authorization may be suspended or discontinued at any time without notice. We have been financing, and expect to finance in the future, any such principal debt repayments and/or repurchases out of working capital and/or cash balances. During the six months ended June 30, 2016, we repurchased $45 million of the aggregate principal amount of our 5.75% Senior Notes at a discount with accrued interest for a total of $41 million and recognized a pretax gain from extinguishment of $4 million. As of June 30, 2016, $80 million remains unused under the authorization.
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
For the three and six months ended June 30, 2016, our Income tax provision was $11 million and insignificant, respectively. For the three and six months ended June 30, 2015, our Income tax provision was $15 million and $7 million, respectively. Our effective income tax rate for the three and six months ended June 30, 2016 was 37% and 3%, respectively. Our effective income tax rate for the three and six months ended June 30, 2015 was 38% and 32%, respectively.
The change in the effective income tax rate for the three months ended June 30, 2016 was primarily due to the effect of foreign operations and permanent differences. The change in the effective income tax rate for the six months ended June 30, 2016 was primarily due to the nontaxable Bargain purchase (gain) recorded in connection with the Viant acquisition, the effect of foreign operations and the recognition of certain state income tax benefits. The change in the effective income tax rate for the three months ended June 30, 2015 was primarily due to the effect of foreign operations. The change in the effective income tax rate for the six months ended June 30, 2015 was primarily due to the effect of foreign operations and adjustments to our reserves for uncertain tax positions.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS' EQUITY
In November 2015, our Board of Directors authorized share repurchases of our common stock of up to $300 million. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board of Directors. Under the share repurchase authorization, we may repurchase shares in open-market and/or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The extent to which we repurchase shares, and the timing of such repurchases, will depend upon a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by the Company from time to time. The authorization may be suspended or discontinued at any time without notice. We have been financing, and expect to finance in the future, the purchases out of working capital and/or cash balances. During the six months ended June 30, 2016, we repurchased 6.22 million shares of our common stock for a weighted average price of $14.80 per common share. As of June 30, 2016, $145 million remains authorized for share repurchases.
On August 4, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on August 31, 2016, payable September 15, 2016. On May 5, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on May 31, 2016. A total of $19 million was paid on June 15, 2016 in respect of the dividend declared on May 5, 2016. On February 11, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on February 29, 2016. A total of $20 million was paid on March 15, 2016 in respect of the dividend declared on February 11, 2016. Our Board of Directors has consistently declared quarterly dividends of $0.19 per common share since October 2014. We currently intend to continue to declare regular quarterly dividends on our outstanding common stock in respect of each completed fiscal quarter. The declaration and amount of any actual dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summary sets forth the activity within Other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Pretax	Tax (Provision) Benefit	Net of Tax	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$(31)	$—	$(31)	$(43)	$—	$(43)
Unrealized gains (losses) on benefit obligations	15	(3)	12	21	(4)	17
Reclassification adjustment for (gains) losses on benefit obligations realized in net income (loss)(a)	1	—	1	2	—	2
Other comprehensive income (loss)	$(15)	$(3)	$(18)	$(20)	$(4)	$(24)

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Pretax	Tax (Provision) Benefit	Net of Tax	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$55	$—	$55	$8	$—	$8
Reclassification adjustment for (gains) losses on foreign currency realized in net income (loss)(a)	1	—	1	1	—	1
Unrealized gains (losses) on benefit obligations	(10)	2	(8)	(2)	1	(1)
Reclassification adjustment for (gains) losses on benefit obligations realized in net income (loss)(a)	—	—	—	2	(1)	1
Other comprehensive income (loss)	$46	$2	$48	$9	$—	$9
__________________________

(a)	Included within Selling, general and administrative expenses on the accompanying Statements of Operations.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2016 and 2015, basic and diluted net income (loss) per common share were as follows (in millions, except per share amounts):

	Three Months Ended June 30,
	2016			2015
	Net income	Shares	Per Share Amount	Net income	Shares	Per Share Amount
Basic Net Income (Loss) per Common Share
Net income (loss)	$18.40			$23.99
Less net income associated with participating securities	(0.02)			(0.17)
Basic net income (loss) per common share	$18.38	100.56	$0.18	$23.82	109.78	$0.22

Diluted Net Income (Loss) per Common Share
Net income (loss)	$18.40			$23.99
Less net income associated with participating securities	(0.02)			(0.17)
Effect of dilutive securities	—	0.69		—	0.40
Diluted net income (loss) per common share	$18.38	101.25	$0.18	$23.82	110.18	$0.22

	Six Months Ended June 30,
	2016			2015
	Net loss	Shares	Per Share Amount	Net income	Shares	Per Share Amount
Basic Net Income (Loss) per Common Share
Net income (loss)	$8.00			$15.11
Less net income associated with participating securities	(0.05)			(0.36)
Basic net income (loss) per common share	$7.95	100.42	$0.08	$14.75	109.67	$0.13

Diluted Net Income (Loss) per Common Share
Net income (loss)	$8.00			$15.11
Less net income associated with participating securities	(0.05)			(0.36)
Effect of dilutive securities	—	0.52		—	0.39
Diluted net income (loss) per common share	$7.95	100.94	$0.08	$14.75	110.06	$0.13
The computation of diluted net income (loss) per common share for the three and six months ended June 30, 2016 and 2015 excludes certain equity awards because they are anti-dilutive. Such equity awards are as set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anti-dilutive equity awards	5	3	6	2

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. EQUITY-BASED COMPENSATION
Stock Options and Restricted Stock Units
The following table sets forth the number of Time Inc. stock options and restricted stock units ("RSUs") granted for the six months ended June 30, 2016 and 2015 (in millions):

	Six Months Ended June 30,
	2016	2015
Stock options	2	1
RSUs (a)	3	1
The Company adopted the 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”) in June 2016, which replaces and supersedes the 2014 Omnibus Incentive Compensation Plan (the "2014 Omnibus Plan"). Awards granted under the 2014 Omnibus Plan remain in effect pursuant to their terms. Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal annual installments, and expire ten years from the date of grant. RSUs granted generally vest in four equal annual installments.  Upon the exercise of a stock option award, vesting of an RSU or grant of restricted stock, shares of Time Inc. common stock may be issued from authorized but unissued shares or treasury stock, if applicable. As of June 30, 2016, we did not have any treasury stock. There were no Time Inc. stock options exercised during both the six months ended June 30, 2016 and 2015. Approximately 1 million RSUs vested into common shares during both the six months ended June 30, 2016 and 2015.
The table below summarizes the weighted-average assumptions used to value Time Inc. stock options at their grant date and the weighted-average grant date fair value per option:

	Six Months Ended June 30,
	2016	2015
Expected volatility	30.39%	27.18%
Expected term to exercise from grant date (in years)	5.38	5.27
Risk-free rate	1.35%	1.67%
Expected dividend yield	5.29%	3.11%
Weighted average grant date fair value per option	$2.33	$4.59
The following table sets forth the weighted average grant date fair value of Time Inc. RSUs:

	Six Months Ended June 30,
	2016	2015
RSUs (a)	$15.48	$22.28
Compensation expense recognized for equity-based awards for the three and six months ended June 30, 2016 and 2015 is as follows (in millions):

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
RSUs (a)	$5	$7	$13	$17
Stock options	1	1	3	3
Total impact on operating income (loss)	$6	$8	$16	$20
Income tax benefit recognized	$2	$—	$4	$4
Total unrecognized compensation cost related to unvested Time Inc. RSUs(a) as of June 30, 2016, without taking into account expected forfeitures, was $57 million and is expected to be recognized over a weighted-average period between one and three years.
Total unrecognized compensation cost related to unvested Time Inc. stock options as of June 30, 2016, without taking into account expected forfeitures, was $7 million and is expected to be recognized over a weighted-average period between one and three years.
_______________________
(a) All RSUs disclosures are inclusive of the Outperformance Plan units further described below.
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
Threshold performance level was established at $17 per share, representing a stock price increase of approximately 18% from the February 8, 2016 grant date stock price of $14.38, and target performance level was established at $20 per share. There is no payout at $17, but achievement and payouts are interpolated between 0% and 100% for performance between $17 and $20. The maximum performance level was established at $26 per share.
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
For the six months ended June 30, 2016, Time Inc. granted 1 million PSUs, the compensation expense was $1 million and the income tax benefit related to these awards was not significant. Total unrecognized compensation cost related to the unvested Time Inc. PSUs as of June 30, 2016, without taking into account expected forfeitures, was $4 million. All such amounts are reflected within the RSUs disclosures above.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. BENEFIT PLANS
Defined Benefit Pension Plans
We participate in various funded and unfunded noncontributory defined benefit plans, including international plans in the United Kingdom, Germany and Benelux. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation during their employment period. During the six months ended June 30, 2016, we contributed $8 million to our international pension plans. During the six months ended June 30, 2015, we contributed $9 million to our international pension plans.
Components of net periodic benefit cost (income) for the three and six months ended June 30, 2016 and 2015 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest cost	$6	$6	12	13
Expected return on plan assets	(12)	(12)	(24)	(23)
Amortization of net loss	1	—	2	1
Net periodic benefit cost (income)	$(5)	$(6)	$(10)	$(9)
11. RESTRUCTURING AND SEVERANCE COSTS
Our Restructuring and severance costs primarily relate to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance expense for the three and six months ended June 30, 2016 and 2015 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restructuring and severance costs	$10	$12	$11	$14
Selected information relating to Restructuring and severance costs is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2015	$66	$142	$208
Net accruals	10	1	11
Cash paid	(35)	(109)	(144)
Noncash adjustments(a)	(1)	—	(1)
Remaining liability as of June 30, 2016	$40	$34	$74
__________________________

(a)	Noncash adjustments to employee terminations relate to the effect of foreign exchange rate changes.
In connection with our exit from the Time and Life Building in November 2015, we entered into an agreement with the landlord which gave us an option to surrender certain floors for $86 million. We exercised this option and made the related payment in January 2016. Additionally, in March 2016, we negotiated a settlement and made the related payment to our landlord to settle our obligations for certain floors of another leased property for $9 million and reversed $3 million of restructuring expense.
As a result of these agreements, our minimum rental obligations were reduced by $77 million. These rental obligations were payable through 2017.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016, of the remaining $74 million liability, $61 million was classified as a current liability in the Balance Sheets, with the remaining $13 million classified as a noncurrent liability. Amounts classified as noncurrent liabilities are expected to be paid through 2018 and relate to severance and lease exit costs. During the three and six months ended June 30, 2016, we reversed $3 million and $7 million, respectively, of restructuring charges due to the settlement of the other lease obligation and of employee termination accruals due to modifications to certain employee termination plans. During the three and six months ended June 30, 2015, we reversed $2 million and $4 million, respectively, of employee terminations accruals due to modifications to certain employee termination agreements.
12. SUBSEQUENT EVENTS

On July 13, 2016, we announced an extensive realignment program that we expect will enable us to pursue incremental efficiency initiatives while accelerating the structural transformation of our company. We believe the realignment will allow the organization to more efficiently work across all brands as "One Time Inc." and more effectively share resources and best practices across our organization. This program unifies and centralizes the editorial, advertising sales and brand development organizations. We announced that our entire U.S. sales organization would move to a centralized reporting structure including a category sales approach for our largest clients, brand clusters, and dedicated digital sales teams. We also announced that we were moving to a unified editorial structure in the U.S. in order to develop common tools and processes at scale. By sharing content and common rights through shared technology and tools, we can more easily bring the best of Time Inc. to every site and brand. In addition, we consolidated all of our native advertising and custom content teams at The Foundry in Brooklyn to help scale that business. Finally, to delayer and simplify the organization, we announced that all of our U.S. brands would report to a single Brand President. In conjunction with this realignment program, the Company expects to incur approximately $35 million of employee termination costs for those actions identified to date.
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
On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, "Anderson News") filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York (the “District Court”) against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time Inc. Retail (formerly Time/Warner Retail Sales & Marketing, Inc.) ("TIR"). Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Specifically, plaintiffs allege that defendants conspired to reduce competition in the wholesale market for single-copy magazines by rejecting the magazine distribution surcharge proposed by Anderson News and another magazine wholesaler and refusing to distribute magazines to them. Plaintiffs are seeking (among other things) an unspecified award of treble monetary damages against defendants, jointly and severally. On August 2, 2010, the District Court granted defendants' motions to dismiss the complaint with prejudice and, on October 25, 2010, the District Court denied Anderson News' motion for reconsideration of that dismissal. On November 8, 2010, Anderson News appealed and, on April 3, 2012, the U.S. Court of Appeals for the Second Circuit (the “Circuit Court”) vacated the District Court's dismissal of the complaint and remanded the case to the District Court. On January 7, 2013, the U.S. Supreme Court denied defendants' petition for writ of certiorari to review the judgment of the Circuit Court vacating the District Court's

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

dismissal of the complaint. In February 2014, Time Inc. and several other defendants amended their answers to assert antitrust counterclaims against plaintiffs. On December 19, 2014, the defendants filed a motion for summary judgment on Anderson News' claims and Anderson News filed a motion for summary judgment on the antitrust counterclaim. On August 20, 2015, the District Court granted the defendants’ motion for summary judgment on Anderson News’ claims and granted Anderson News’ motion for summary judgment on the defendants’ antitrust counterclaim. On August 25, 2015, Anderson News filed a notice with the Circuit Court appealing the District Court’s dismissal of Anderson News’ claims, and on September 14, 2015, the defendants filed a notice with the Circuit Court appealing the District Court’s dismissal of the defendants’ antitrust counterclaim. On December 8, 2015, Anderson News filed its appellate brief with the Circuit Court and on March 8, 2016, the defendants filed their appellate briefs with the Circuit Court. Anderson’s reply brief was filed on May 9, 2016 and the defendants’ sur-reply brief was filed on May 23, 2016.
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

On October 26, 2010, the Canadian Minister of National Revenue denied the claims by TIR for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines, and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency ("CRA"), arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the CRA, asserting the same arguments made in the objection TIR filed on January 21, 2011. Beginning in 2015, the collections department of the CRA requested payment of both assessments plus accrued interest or the posting of sufficient security.  In each instance, TIR responded by stating that collection should remain stayed pending resolution of the issues raised by TIR’s objection. On February 8, 2016, the Company filed an application for a remission order with the International Trade Policy Division of Finance Canada to seek relief from the assessments and the CRA’s collection efforts.  On February 12, 2016, TIR filed a complaint with the Office of the Taxpayers’ Ombudsman about the CRA’s failure for more than five years to rule on TIR’s objections to the reassessments.  TIR requested that the Ombudsman Office recommend to the CRA that the reassessments be vacated or the CRA support TIR’s application for a remission order.  On March 2, 2016, the CRA proposed that the Tax Court of Canada resolve the issue of whether TIR or the publishers are entitled to the input tax credits. On March 9, 2016, TIR agreed to the proposal and on May 6, 2016 filed a Notice of Appeal with the Tax Court of Canada of the assessments issued by the CRA. The matter remains unresolved.  Including interest accrued on both reassessments, the total reassessment by the CRA for the years 2006 to 2010 was C$91.1 million as of November 30, 2015.
On October 3, 2012, Susan Fox filed a class action complaint (the "Complaint") against Time Inc. in the United States District Court for the Eastern District of Michigan alleging violations of Michigan’s Video Rental Privacy Act (“VRPA”) as well as claims for breach of contract and unjust enrichment. The VRPA limits the ability of entities engaged in the business of selling, renting or lending retail books or other written materials from disclosing to third parties certain information about customers’ purchase, lease or rental of those materials. The Complaint alleges that Time Inc. violated the VRPA by renting to third parties lists of subscribers to various Time Inc. magazines. The Complaint sought injunctive relief and the greater of statutory damages of $5,000 per class member or actual damages. On December 3, 2012, Time Inc. moved to dismiss the Complaint on the grounds that it failed to state claims for relief and because the

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

named plaintiff lacked standing because she suffered no injury from the alleged conduct. On August 6, 2013, the court granted, in part, and denied, in part, Time Inc.’s motion, dismissing the breach of contract claim but allowing the VRPA and unjust enrichment claims to proceed. On November 11, 2013, Rose Coulter-Owens replaced Susan Fox as the named plaintiff. On March 13, 2015, the plaintiff filed a motion seeking to certify a class consisting of all Michigan residents who between March 31, 2009 and November 15, 2013 purchased a subscription to TIME, Fortune or Real Simple magazines through any website other than Time.com, Fortune.com and RealSimple.com. On July 27, 2015, the court granted plaintiff’s motion to certify the class, which we estimate to comprise approximately 40,000 consumers. On August 31, 2015, Time Inc. and the plaintiff moved for summary judgment and on October 1, 2015 both parties filed briefs in opposition to their adversaries’ motions. On February 16, 2016, the court granted Time Inc.'s motion for summary judgment and dismissed the case. On March 16, 2016, the plaintiff filed a notice with the Circuit Court appealing the District Court’s dismissal of plaintiff’s claims. On May 26, 2016, Time Inc. filed a motion to dismiss the appeal on the ground that plaintiff lacked standing to pursue her claims. Plaintiff filed her opposition brief on June 23, 2016 and Time Inc. filed its reply brief on July 12, 2016. On February 19, 2016, the same law firm representing Coulter-Owens filed another class action, entitled Perlin v. Time Inc., in the United States District Court for the Eastern District of Michigan alleging violations of the VRPA as well as a claim for unjust enrichment. This lawsuit was filed on behalf of Michigan residents who purchased subscriptions directly from Time Inc. On May 6, 2016 and May 31, 2016, Time Inc. moved to dismiss the Complaint. Perlin filed an opposition brief on June 27, 2016 and Time Inc. filed its reply brief on July 11, 2016.
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
14. ADDITIONAL FINANCIAL INFORMATION
Additional financial information with respect to Inventories, Prepaid expenses and other current assets, Other assets, Accounts payable and accrued liabilities, Other noncurrent liabilities, Other (income) expense, net and cash payments for taxes and interest is as follows (in millions):

	June 30, 2016	December 31, 2015
Inventories:
Raw material - paper	$30	$32
Finished goods	3	3
Total inventories	$33	$35

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2016	December 31, 2015
Prepaid expenses and other current assets:
Prepaid production costs	$25	$27
Prepaid income taxes(a)	27	65
Prepaid commissions	19	23
Postage deposit	15	14
Other prepaid expenses and other current assets(b)	76	58
Total prepaid expenses and other current assets	$162	$187

	June 30, 2016	December 31, 2015
Other assets:
Noncurrent pension assets	$86	$74
Notes receivable(b)	12	—
Other noncurrent assets	42	42
Total other assets	$140	$116

	June 30, 2016	December 31, 2015
Accounts payable and accrued liabilities:
Accounts payable	$227	$265
Accrued compensation	87	117
Restructuring and severance	61	177
Distribution expenses payable	31	23
Rebates and allowances	41	32
Accrued other taxes	24	19
Accrued interest	7	8
Barter liabilities	11	8
Deferred gain(c)	9	10
Contingent consideration	3	6
Other current liabilities	19	18
Total accounts payable and accrued liabilities	$520	$683

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2016	December 31, 2015
Other noncurrent liabilities:
Deferred rent	$96	$79
Deferred gain(c)	74	87
Noncurrent tax reserves and interest	39	39
Liability to Time Warner	25	25
Noncurrent deferred compensation	28	30
Restructuring and severance	13	31
Noncurrent pension and postretirement liabilities	10	11
Contingent consideration	7	7
Other noncurrent liabilities	26	23
Total other noncurrent liabilities	$318	$332

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Other (income) expense, net:
Loss on equity method investments	$1	$4	$11	$7
Investment (gains) losses, net	—	(1)	—	(1)
(Gain) loss on extinguishment of debt	—	—	(4)	—
Other income	—	(1)	—	(1)
Total other (income) expense, net	$1	$2	$7	$5

	Six Months Ended June 30,
	2016	2015
Cash Flows:
Cash payments made for income taxes	$2	$32
Income tax refund received	(43)	—
Cash tax (receipts) payments, net	$(41)	$32

Cash payments made for interest	$33	$36
Interest income received	(1)	—
Cash interest payments, net	$32	$36
__________________________

(a)	Decrease in prepaid income taxes was largely driven by the income tax refunds received during the six months ended June 30, 2016.

(b)
In the three months ended June 30, 2016, we provided a £10 million loan ($13 million at the June 30, 2016 exchange rate, of which $1 million is classified in Other current assets and $12 million in Other assets) to a new printing vendor for our UK operations to assist in financing its purchase of the printing facilities of our former printing vendor. The loan was provided in order to maintain continuity in printing operations for our UK business. The interest rate on the loan is 8% per annum and has a term of five years with principal repayments of £0.3 million per quarter and £5 million at the end of the five year term.

(c)	The Deferred gain related to the sale-leaseback of the Blue Fin Building in the fourth quarter of 2015 will be recognized ratably over the lease period through 2025.

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. Our discussion is presented on a consolidated basis. We report as one reportable segment. In addition a brief description is provided of significant transactions and events that impacted the comparability of the results being analyzed.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2016, as well as an analysis of our cash flows for the six months ended June 30, 2016 and 2015. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed as of June 30, 2016 and December 31, 2015.
Caution Concerning Forward-Looking Statements. This section provides a description of the use of forward-looking information appearing in this report, including MD&A and the accompanying Financial Statements.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW
Business Description
We generate revenues primarily from the sale of advertising in our magazines and through web-based advertising products and from magazine subscriptions and newsstand sales. We operate as one reportable segment and the majority of our revenues are generated in the United States. During the six months ended June 30, 2016, we generated Revenues of $1,459 million (an increase of $6 million from $1,453 million for the six months ended June 30, 2015); Operating income of $47 million (a decrease of $19 million from an Operating income of $66 million for the six months ended June 30, 2015); Net income of $8 million (a decrease of $7 million from a Net income of $15 million for the six months ended June 30, 2015); and Cash provided by operations of $27 million (a decrease of $16 million from $43 million for the six months ended June 30, 2015).
Advertising, circulation and the price of paper are the key variables whose fluctuations can have a material effect on our operating results and cash flow. We have to anticipate the level of advertising, circulation and paper prices in managing our businesses to maximize operating profit during expanding and contracting economic cycles.
We continue to experience declines in our print advertising and circulation revenues as a result of the continuing shift in consumer preference from print media to digital media, as well as growing consumer engagement with digital media on mobile devices and social platforms, which have introduced significant new competition. At the same time, the use of digital devices and applications as content distribution platforms has lowered the barriers to entry for introducing new products that compete with our businesses. We expect these trends to continue. Furthermore, our advertising and circulation revenues are sensitive to general economic conditions, economic cycles and evolving consumer preferences.
Additionally, as a result of the June 23, 2016 referendum by British voters to exit the European Union (“Brexit”), global markets and foreign currencies have been adversely impacted. In particular, the value of the British pound has sharply declined as compared to the U.S. Dollar and other currencies. A weaker British pound compared to the U.S. dollar during a reporting period would cause local currency results of our United Kingdom (“U.K.”) operations to be translated into fewer U.S. dollars. This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the European Union but it is uncertain over what time period this will occur. A significantly weaker British pound compared to the U.S. Dollar could have an adverse effect on the Company’s business, financial condition and results of operations.
Business Strategy
We are pursuing initiatives to help mitigate the declines in our print advertising and circulation revenues, including developing new ways to sell content outside of traditional channels, such as through websites, and mobile devices. We are developing integrated advertising solutions to provide greater data insights and creative ideas to advertisers. The Viant acquisition enables us to target specific individuals and customize marketing messages on behalf of advertisers across devices with enhanced data. In addition, we are improving our operating efficiency through management of our cost structure.
On July 13, 2016, we announced an extensive realignment program that we expect will enable us to pursue incremental efficiency initiatives while accelerating the structural transformation of the Company. We believe the realignment will allow the organization to more efficiently work across all brands as "One Time Inc." and more effectively share resources and best practices across the organization. The changes affect three broad groups: Advertising Sales, Editorial and Brand Development.
We have developed strategies and initiatives intended to enhance the scale of our digital platforms and associated revenues, extend brands and audiences into new adjacent opportunities, enhance the alignment of our creative functions with our business requirements, and stabilize operating income trends. These initiatives include:

•
Investing in digital media, including mobile, video and extensions of our brands across social media; in July 2016, our editorial organization was unified under our new Chief Content Officer in order to develop common tools and processes at scale and to share content more easily;

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	In July 2016, our U.S. sales organization was moved to a centralized reporting structure expanding cross-brand advertising sales; and we established a dedicated digital sales team;

•	Building native advertising and custom content capabilities across our portfolio and at The Foundry in Brooklyn;

•
In July 2016, we announced new structures for our digital edit, digital product and digital sales teams to operate more nimbly across the portfolio; this enables us to more easily deploy common content strategies, advertising products, standards and tools;

•	Deploying channel optimization and subscriber targeting capabilities to optimize price, offer and revenue;

•	Expanding our marketing and technical expertise to monetize products and services;

•	Extending our brands beyond magazines, including through direct sale or licensing agreements related to consumer products and services;

•	Using our extensive database and consumer insights to extend data services to marketers, including investing to offer advertisers and agencies performance-based advertising solutions;

•	Expanding live events and conferences; and

•	Streamlining our organizational structure to drive operational efficiencies, including through global sourcing of staff.

Key Developments in 2016
Viant Acquisition
On March 2, 2016, we, through a new wholly-owned subsidiary, acquired certain assets of Viant Technology Inc. (“Viant”), a business that specializes in data-driven, people-based marketing, headquartered in Irvine, California, for $87 million, net of cash acquired. With Viant’s people-based marketing platform, we are combining our premium content, subscriber and visitor data, and advertising inventory with first-party data and targeting capabilities to bring substantial value to our advertisers. The acquisition was accounted for under the acquisition method. Accordingly, the purchase price was allocated to the tangible assets and identified intangible assets acquired based on their estimated fair values. At the acquisition date, the purchase price assigned to the net assets acquired is summarized as follows:

In millions of dollars
Receivables, net of allowance	$49
Definite-lived intangible assets:
Technology and database	23
Websites	7
Customer relationships	6
Tradenames	5
Other assets	3
Total assets acquired	$93
In connection with the acquisition, during the six months ended June 30, 2016, we recorded a $6 million pretax Bargain purchase (gain) ($3 million, net of a deferred tax liability), which includes a reduction of the Bargain purchase (gain) of $2 million for the three months ended June 30, 2016 on the accompanying Statements of Operations. We were able to realize a gain because Viant was in need of capital to continue its operations and was unable to secure sufficient capital in the time frame it required. We have assessed the identification of and valuation assumptions surrounding the assets acquired and the consideration transferred and have determined that the recognition of a bargain purchase gain is appropriate. The Company retained an independent third party to assist management in determining the fair value of tangible and intangible assets acquired. The allocation of the purchase price is based on the best estimates of management. The fair value of the opening balance sheet was updated during the second quarter resulting in a $2 million reduction to the Bargain purchase (gain) recorded in the three months ended March 31, 2016.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For tax purposes, the Bargain purchase (gain) resulted in the reduction of the tax basis in identifiable intangibles, resulting in a deferred tax liability of $3 million being recorded on the opening balance sheet. This deferred tax liability reduced the Bargain purchase (gain), and the Bargain purchase (gain) is not taxable.
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
Key unobservable inputs utilized in this valuation include the estimated cash flows for each definite-lived intangible asset, royalty rates of 0.5% - 1%, a long-term growth rate of 3%, and a discount rate of 18%. The Company valued the Technology and database using the excess earnings method, an income approach. In determining the fair value of this intangible asset, the excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the asset after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Under the relief from royalty method, value is estimated by discounting the royalty savings as well as any tax benefits related to ownership to a present value. The with and without method assumes that the value of the intangible asset is equal to the difference between the present value of the prospective cash flows with the intangible asset in place and the present value of the prospective cash flows without the intangible asset in place. Replacement cost contemplates the cost to recreate the intangible asset. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in changes to the final valuation.
The carrying value for Accounts receivables approximated their fair values. The uncollectible amount of Accounts receivables is not expected to be significant.
Other Acquisitions
During the six months ended June 30, 2016, we completed additional acquisitions for total cash consideration, net of cash acquired, of $16 million. Additional consideration may be required to be paid by us that primarily relates to earn-outs that are contingent upon the achievement of certain performance objectives in the next two fiscal years, which are estimated to be $2 million. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired has been recorded as Goodwill. The fair values assigned to the assets acquired and liabilities assumed are preliminary and are subject to change. Any changes in these fair values could potentially result in an adjustment to the Goodwill recorded for these transactions if such adjustments are within one year of the acquisition date. Our results of operations include the operations of these additional acquisitions from the date of the respective acquisitions but such activities were not significant for the three and six months ended June 30, 2016. In conjunction with one of these acquisitions, we also recognized a loss relating to a write off of an asset of $3 million previously recognized in our financial statements that will not be realized as a result of the acquisition. This loss is reported within transaction costs in Selling, general and administrative expenses on the accompanying Statements of Operations.
Disposition
On April 1, 2016, we completed the sale of This Old House Ventures, LLC and This Old House Productions, LLC (together, “TOH”).  The assets and liabilities associated with TOH met the criteria for classification as Assets and Liabilities held for sale as of March 31, 2016. Upon disposal, assets of $27 million primarily related to Goodwill, and liabilities of $10 million primarily related to Deferred revenue, were derecognized from our Balance Sheet. We recognized a pretax gain of $11 million within (Gain) loss on operating assets, net for the three and six months ended June 30, 2016.

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
During the six months ended June 30, 2016, we repurchased approximately 6.22 million shares of our common stock at a weighted average price of $14.80 per share. During the six months ended June 30, 2016, we repurchased $45 million in aggregate principal amount of our 5.75% Senior Notes at a discounted price together with accrued interest for a total of $41 million. As a result of the repurchase, we recognized a pretax gain on extinguishment of $4 million. As of June 30, 2016, $145 million of share repurchases and $80 million of debt repayment and/or repurchases remained under the authorization.
Myspace Data Breach
In May 2016, our Viant subsidiary became aware that email addresses, usernames, and hashed passwords for approximately 360 million Myspace user accounts were being made available for sale online. Shortly thereafter, our Viant subsidiary engaged a computer forensics firm that specializes in investigating data breaches to investigate this potential data breach.  Based on the forensic firm’s analysis and review of all available data sources and systems, it appears that the breach most likely occurred at some point between June 2013 and mid-2015, although a more recent compromise cannot be ruled out with absolute certainty.  As Myspace has already reported, it is in the process of notifying all affected users and working proactively with law enforcement authorities to address this issue. The Myspace breach did not affect any of Time Inc.’s systems, subscriber information or other media properties and did not have any material impact on our business.
Recent Accounting Guidance
See Note 1, "Description of Business and Basis of Presentation," to the accompanying Financial Statements for a discussion of recent accounting guidance.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Transactions and Other Items Affecting Comparability
As more fully described herein and in the related notes to the accompanying Financial Statements, the comparability of our results has been affected by the following during the three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restructuring and severance costs	$10	$12	$11	$14
Asset impairments	1	—	1	—
(Gain) loss on operating assets, net	(13)	—	(16)	—
Other costs	7	1	21	2
Impact on operating income	$5	$13	$17	$16
(Gain) loss on non-operating assets, net	—	(2)	—	(2)
Bargain purchase (gain)	2	—	(3)	—
(Gain) loss on extinguishment of debt	—	—	(4)	—
Income tax impact of above items	(3)	(5)	(7)	(6)
Impact on Net income (loss) applicable to Time Inc. stockholders from items affecting comparability	$4	$6	$3	$8
Restructuring and Severance Costs
For the three and six months ended June 30, 2016, we incurred net Restructuring and severance charges of $10 million and $11 million, respectively. These charges primarily related to headcount reductions for the three and six months ended June 30, 2016 as well as the settlement of certain real estate obligations for the three months ended March 31, 2016. For the three and six months ended June 30, 2015, we incurred Restructuring and severance charges of $12 million and $14 million, respectively, primarily related to headcount reductions.
Asset Impairments
For both the three and six months ended June 30, 2016, we recognized Asset impairment charges of $1 million. There were no such charges during the three and six months ended June 30, 2015.
(Gain) Loss on Operating Assets, Net
For the three and six months ended June 30, 2016, we recognized a pretax (Gain) loss on operating assets, net of $13 million and $16 million, respectively. The (Gain) loss on operating assets, net for the three months ended June 30, 2016 includes the $11 million pretax gain recognized related to the sale of TOH. The (Gain) loss on operating assets, net for the six months ended June 30, 2016 also includes the recognition of the deferred gain from the sale-leaseback of the Blue Fin Building in the fourth quarter of 2015. There were no gains or losses on operating assets, net during the three and six months ended June 30, 2015.
Other Costs
For the three and six months ended June 30, 2016, Other costs, included within Selling, general and administrative expenses on the accompanying Statements of Operations, was $7 million and $21 million, respectively. These charges related to costs in connection with mergers, acquisitions, investments and dispositions relating in part to payments made to certain vendors of the Viant business in order to continue receiving services from such vendors for the three and six months ended June 30, 2016 as well as a settlement loss for the three months ended March 31, 2016. For the three and six months ended June 30, 2015, Other costs was $1 million and $2 million, respectively, relating to costs in connection with mergers, acquisitions, investments and dispositions.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Gain) Loss on Non-operating Assets, Net
There were no gains or losses on non-operating assets, net during the three and six months ended June 30, 2016. In April 2015, we acquired the remaining 50% interest in a U.K. joint venture to establish Look magazine as a consolidated division of our Time Inc. UK operations. This transaction resulted in a gain of $2 million included within Other expense, net on the accompanying Statements of Operations for the three and six months ended June 30, 2015.
Bargain Purchase (Gain)
A Bargain purchase (gain) of $3 million was recognized in the six months ended June 30, 2016, including a $2 million reduction of the Bargain purchase (gain) recognized in the three months ended June 30, 2016. See Note 2, "Acquisitions and Dispositions," to the accompanying Financial Statements for further details on the Viant Acquisition.
(Gain) Loss on Extinguishment of Debt
In the three and six months ended June 30, 2016, we repurchased $10 million and $45 million in aggregate principal value of our 5.75% Senior Notes with accrued interest for a total of $9 million and $41 million, respectively. During the three months ended June 30, 2016 the pretax gain on extinguishment was not significant. During the six months ended June 30, 2016 we recognized a pretax gain on extinguishment of $4 million. There were no gains or losses on extinguishment of debt during the three and six months ended June 30, 2015. Gains and losses on extinguishment of debt are included in Other (income) expense, net on the accompanying Statements of Operations.
Other Items Affecting Comparability
In addition to the items described above, the following items affected comparability of results for the three and six months ended June 30, 2016 and 2015:

•
Real Estate Related: We completed the relocation of our corporate headquarters and the sale-leaseback of the Blue Fin building during the fourth quarter of 2015. As a result, depreciation expense decreased $9 million and $20 million during the three and six months ended June 30, 2016, respectively, compared to 2015 as we accelerated the depreciation on our tenant improvements at our former New York City headquarters at 1271 Avenue of the Americas in 2015 in anticipation of relocating at the end of 2015, as well as less depreciation expense in 2016 related to the sale-leaseback of the Blue Fin Building, partially offset by increased depreciation related to our new headquarters at 225 Liberty Street. Additionally, rent expense decreased $11 million and $19 million during the three and six months ended June 30, 2016, respectively, compared to 2015 as we no longer have duplicate rent for our New York City facilities as we completed the exit from our former headquarters in the fourth quarter of 2015, partially offset by rent expense in the first quarter of 2016 related to the sale-leaseback of the Blue Fin Building.

•
Equity Method Losses: We had suspended recognizing equity losses for certain equity method investments during 2015 as our investee losses were in excess of the investments' carrying amounts. During the three and six months ended June 30, 2016, we provided additional financial support to these equity-method investees and recognized $1 million and $11 million, respectively, in equity losses related to these fundings.

CONSOLIDATED RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying Statements of Operations.
Geographic Concentration of Revenues
A significant majority of our Revenues have been generated in the United States and, to a lesser extent, in the United Kingdom. For both the three and six months ended June 30, 2016, 86% of our Revenues were generated in the United States and 11% of our Revenues were generated in the United Kingdom. For both the three and six months ended June 30, 2015, 85% of our Revenues were generated in the United States and 12% of our Revenues were generated in the United Kingdom. We expect the significant majority of our revenues will continue to be generated in the United States for the foreseeable future.

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
Results of Operations – Three months ended June 30, 2016 versus the three months ended June 30, 2015
The table below provides a summary of our results of operations for the three months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,
	2016	2015	% Change
Revenues	$769	$773	(1%)
Operating expenses	719	712	1%
Operating income (loss)	$50	$61	(18%)
Bargain purchase (gain)	2	—	NM
Interest expense, net	18	20	(10%)
Other (income) expense, net	1	2	(50%)
Income tax provision (benefit)	11	15	(27%)
Net income (loss)	$18	$24	(25%)
_______________________

NM	- Not Meaningful
Revenues
The following table presents our Revenues, by type, for the three months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,
	2016	2015	% Change
Revenues
Advertising
Print and other advertising	$299	$343	(13%)
Digital advertising	127	77	65%
Total advertising revenues	$426	$420	1%
Circulation	236	254	(7%)
Other	107	99	8%
Total revenues	$769	$773	(1%)

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents our Revenues, by type, as a percentage of total revenues for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
Revenues
Advertising	55%	54%
Circulation	31%	33%
Other	14%	13%
Total revenues	100%	100%
Advertising Revenues
For the three months ended June 30, 2016, Advertising revenues increased 1% as compared to the three months ended June 30, 2015. The increase in Advertising revenues was driven by a 65% increase in our Digital advertising revenues primarily resulting from the Viant acquisition and to a lesser extent growth in Digital advertising revenues relating to video and programmatic sales. This increase in Digital advertising revenues in 2016 as compared to 2015 reflects the investments we have made in digital ad products including people-based targeting across devices with enhanced data, and native advertising capabilities.
Offsetting the increase in our Digital advertising revenues for the three months ended June 30, 2016 was a 13% decline in our Print and other advertising revenues.
The decline in print magazine advertising revenues was attributable to fewer advertising pages sold primarily resulting from the continuing trend of advertisers shifting advertising spending from print to other media. These were partially offset by a benefit of $8 million related to certain advertising revenues being recognized on a gross basis in 2016 that had been recognized on a net basis in 2015. As compared to the three months ended June 30, 2015, our domestic titles experienced advertising declines, with particular weakness in the food, beauty and travel categories. We expect the adverse market conditions associated with our Print and other advertising revenues to continue. However, we are pursuing strategies to benefit from the growth of our mobile audiences including building native advertising and custom content solutions for advertisers. The Viant acquisition enables us to provide advertisers with people-based ad target capabilities across devices. We continue to invest in video to participate in the shift of advertising dollars into digital video.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Circulation Revenues
The components of Circulation revenues for the three months ended June 30, 2016 and 2015 are as follows (in millions):

	Three Months Ended June 30,
	2016	2015	% Change
Circulation revenues
Subscription	$154	$166	(7%)
Newsstand	74	82	(10%)
Other circulation	8	6	33%
Total circulation revenues	$236	$254	(7%)
For the three months ended June 30, 2016, Circulation revenues decreased 7% as compared to the three months ended June 30, 2015, primarily due to lower domestic Subscription revenues of $11 million, a $5 million decline as a result of the net impact of acquisitions and dispositions and a decline in international Newsstand revenues of $3 million. The stronger U.S. dollar relative to the British pound adversely impacted Circulation revenues for the three months ended June 30, 2016 by $3 million. The decline in Circulation revenues was primarily due to the continued shift in consumer preferences from print to digital media. We expect the market conditions associated with our Circulation revenues to continue.
Other Revenues
Other revenues, which include marketing and support services provided to third parties, branded book publishing, events, and licensing, increased 8% in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, to $107 million primarily due to the benefit from acquisitions partially offset by a decline in branded books publishing. For the three months ended June 30, 2016, Other revenues included $18 million of revenues from acquisitions.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
The components of Operating expenses for the three months ended June 30, 2016 and 2015 are as follows (in millions):

	Three Months Ended June 30,
	2016	2015	% Change
Operating expenses
Costs of revenues
Production costs	$165	$176	(6%)
Editorial costs	96	93	3%
Other	69	26	165%
Total costs of revenues(a)	330	295	12%
Selling, general and administrative expenses(a)	357	362	(1%)
Asset impairments	1	—	NM
Restructuring and severance costs	10	12	(17%)
Depreciation	14	23	(39%)
Amortization of intangible assets	20	20	—%
(Gain) loss on operating assets, net	(13)	—	NM
Total operating expenses	$719	$712	1%
_______________________

NM	- Not Meaningful

(a)	Costs of revenues and Selling, general and administrative expenses set forth above exclude depreciation.
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
For the three months ended June 30, 2016, Costs of revenues increased 12% as compared to the three months ended June 30, 2015. Production costs decreased 6% primarily due to lower paper prices and volume, and a reduction in postage rates. Editorial costs increased primarily as a result of growth initiatives and digital investments. Other costs of revenues increased $43 million or 165% as compared to the prior year primarily driven by costs of operations of acquired businesses as well as $8 million of costs that were reported net in Print and other advertising revenues in 2015 that are now included in Other costs of revenues in 2016. The stronger U.S. dollar relative to the British pound favorably impacted Costs of revenues for the three months ended June 30, 2016 by $3 million.
Selling, General and Administrative Expenses
For the three months ended June 30, 2016, Selling, general and administrative expenses ("SG&A") decreased 1% as compared to the three months ended June 30, 2015. Included in SG&A for the three months ended June 30, 2016

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and 2015 were $7 million and $1 million, respectively, of other costs related to mergers, acquisitions, investments and dispositions. Transaction costs for the three months ended June 30, 2016 related in part to payments made to certain vendors of the Viant business in order to continue receiving services from such vendors. The other components of SG&A decreased by $9 million primarily driven by the benefits realized from previously announced cost savings initiatives including real estate, partially offset by the costs of operations of acquired businesses and an increase in expenses related to growth initiatives. Additionally, the stronger U.S. dollar relative to the British pound also benefited SG&A by $2 million for the quarter ended June 30, 2016.
Asset Impairments
For the three months ended June 30, 2016, we recognized Asset impairment charges of $1 million. There were no such charges during the three months ended June 30, 2015.
Restructuring and Severance Costs
For the three months ended June 30, 2016 and 2015, we incurred Restructuring and severance charges of $10 million and $12 million, respectively. Restructuring and severance costs in 2016 and 2015 primarily related to headcount reductions.
Depreciation
Depreciation expense was $14 million and $23 million for the three months ended June 30, 2016 and 2015, respectively. The $9 million decrease reflects accelerated depreciation in 2015 of assets at our former headquarters at 1271 Avenue of the Americas in anticipation of relocating at the end of 2015, as well as less depreciation expense in 2016 related to the sale-leaseback of the Blue Fin Building in the fourth quarter of 2015, partially offset by increased depreciation related to our new headquarters at 225 Liberty Street.
Amortization of Intangible Assets
Amortization of intangible assets was $20 million for both the three months ended June 30, 2016 and 2015, respectively.
(Gain) Loss on Operating Assets, Net
For the three months ended June 30, 2016, we recognized a pretax gain of $11 million, related to the sale of TOH and a deferred gain of $2 million from the sale leaseback of the Blue Fin Building in the fourth quarter of 2015. There were no gains or losses on operating assets, net during the three months ended June 30, 2015.
Operating Income (Loss)
Operating income for the three months ended June 30, 2016 was $50 million. Operating income for the three months ended June 30, 2015 was $61 million. The decrease in Operating income was primarily driven by expenses associated with growth initiatives and transaction costs, partially offset by the decline in depreciation.
Bargain Purchase (Gain)
We recognized a reduction of $2 million during the three months ended June 30, 2016 of the Bargain purchase (gain) initially recorded in the three months ended March 31, 2016.
Interest Expense, Net
Interest expense, net was $18 million and $20 million for the three months ended June 30, 2016 and 2015, respectively. Interest income for the three months ended June 30, 2016 and 2015 was insignificant. The decrease in interest expense was driven by lower debt outstanding due to repurchases.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other (Income) Expense, Net
Other (income) expense, net, was an expense of $1 million and $2 million for the three months ended June 30, 2016 and 2015, respectively.
Income Tax Provision (Benefit)
For the three months ended June 30, 2016 and 2015, our Income tax provision was $11 million and $15 million, respectively. Our effective income tax rate was 37% and 38% for the three months ended June 30, 2016 and 2015, respectively. The change in the effective income tax rate for the three months ended June 30, 2016 was primarily due to the effect of foreign operations and permanent differences.
Net Income (Loss)
Net income for the three months ended June 30, 2016 and 2015 was $18 million and $24 million, respectively.
Results of Operations – Six months ended June 30, 2016 versus the six months ended June 30, 2015
The table below provides a summary of our results of operations for the six months ended June 30, 2016 and 2015 (in millions):

	Six Months Ended June 30,
	2016	2015	% Change
Revenues	$1,459	$1,453	—%
Operating expenses	1,412	1,387	2%
Operating income (loss)	$47	$66	(29%)
Bargain purchase (gain)	(3)	—	NM
Interest expense, net	35	39	(10%)
Other (income) expense, net	7	5	40%
Income tax provision (benefit)	—	7	NM
Net income (loss)	$8	$15	(47%)
_______________________

NM	- Not Meaningful
Revenues
The following table presents our Revenues, by type, for the six months ended June 30, 2016 and 2015 (in millions):

	Six Months Ended June 30,
	2016	2015	% Change
Revenues
Advertising
Print and other advertising	$569	$623	(9%)
Digital advertising	217	150	45%
Total advertising revenues	$786	$773	2%
Circulation	474	504	(6%)
Other	199	176	13%
Total revenues	$1,459	$1,453	—%

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents our Revenues, by type, as a percentage of total revenues for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Revenues
Advertising	54%	53%
Circulation	32%	35%
Other	14%	12%
Total revenues	100%	100%
Advertising Revenues
For the six months ended June 30, 2016, Advertising revenues increased 2% as compared to the six months ended June 30, 2015. The increase in Advertising revenues was driven by a 45% increase in our Digital advertising revenues primarily resulting from the Viant acquisition and to a lesser extent growth related to video and programmatic sales.
Partially offsetting the increase in our Digital advertising revenues for the six months ended June 30, 2016 was a 9% decline in our Print and other advertising revenues primarily due to a $52 million decline in domestic print advertising revenues.
The decline in print magazine advertising revenues was attributable to fewer advertising pages sold primarily resulting from the continuing trend of advertisers shifting advertising spending from print to other media, and by lower average price per page of advertising sold. These were partially offset by a benefit of $13 million related to certain advertising revenues being recognized on a gross basis in 2016 that had been recognized on a net basis in 2015. As compared to the six months ended June 30, 2015, our domestic titles experienced advertising declines in the beauty, fashion/retail and media and movies categories, partially offset by growth in the automotive category. We expect the adverse market conditions associated with our Print and other advertising revenues to continue. However, we are pursuing strategies to benefit from the growth of our mobile audiences including building native advertising and custom content solutions for advertisers. The Viant acquisition enables us to provide advertisers with people-based ad target capabilities across devices. We continue to invest in video to participate in the shift of advertising dollars into digital video.
Circulation Revenues
The components of Circulation revenues for the six months ended June 30, 2016 and 2015 are as follows (in millions):

	Six Months Ended June 30,
	2016	2015	% Change
Circulation revenues
Subscription	$315	$331	(5%)
Newsstand	142	159	(11%)
Other circulation	17	14	21%
Total circulation revenues	$474	$504	(6%)
For the six months ended June 30, 2016, Circulation revenues decreased 6% as compared to the six months ended June 30, 2015 primarily due to lower domestic Subscription revenues of $12 million, a $7 million decline due to the net impact of acquisitions and dispositions, and lower domestic and international Newsstand revenues of $5 million and $7 million, respectively. The stronger U.S. dollar relative to the British pound adversely impacted Circulation revenues for the six months ended June 30, 2016 by $6 million. The decline in Circulation revenues was primarily due

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to the continued shift in consumer preference from print to digital media. We expect the market conditions associated with our Circulation revenues to continue.
Other Revenues
For the six months ended June 30, 2016, Other revenues increased 13% as compared to the six months ended June 30, 2015, to $199 million primarily due to benefits from acquisitions, partially offset by declines at our book publishing business. For the six months ended June 30, 2016, Other revenues included $35 million of revenues from acquisitions.
Operating Expenses
The components of Operating expenses for the six months ended June 30, 2016 and 2015 are as follows (in millions):

	Six Months Ended June 30,
	2016	2015	% Change
Operating expenses
Costs of revenues
Production costs	$324	$336	(4%)
Editorial costs	188	182	3%
Other	114	48	138%
Total costs of revenues(a)	626	566	11%
Selling, general and administrative expenses(a)	722	721	—%
Asset impairments	1	—	NM
Restructuring and severance costs	11	14	(21%)
Depreciation	27	47	(43%)
Amortization of intangible assets	41	39	5%
(Gain) loss on operating assets, net	(16)	—	NM
Total operating expenses	$1,412	$1,387	2%
_______________________
NM - Not Meaningful

(a)	Costs of revenues and Selling, general and administrative expenses set forth above exclude depreciation.
Costs of Revenues
For the six months ended June 30, 2016, Costs of revenues increased 11% as compared to the six months ended June 30, 2015. Production costs decreased 4% due to favorable paper and printing costs and a lower volume of pages produced. Editorial costs increased primarily as a result of growth initiatives and digital investments. Other costs of revenues increased $66 million or 138% as compared to the prior year primarily driven by costs of operations of acquired businesses as well as $13 million of costs that were reported in Print and other advertising revenues in 2015 that are now included in Other costs of revenue in 2016. The stronger U.S. dollar relative to the British pound favorably impacted Costs of revenues for the six months ended June 30, 2016 by $5 million.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses
For the six months ended June 30, 2016, SG&A remained flat as compared to the six months ended June 30, 2015. Included in SG&A for the six months ended June 30, 2016 and 2015 were $21 million and $2 million, respectively, of other costs related to mergers, acquisitions, investments and dispositions ("transaction costs"). Transaction costs for the six months ended June 30, 2016 related in part to payments made to certain vendors of the Viant business in order to continue receiving services from such vendors. The other components of SG&A decreased by $14 million primarily driven by the benefits realized from previously announced costs savings initiatives including real estate, partially offset by the costs of operations of acquired businesses and an increase in expenses related to growth initiatives. Additionally, the stronger U.S. dollar relative to the British pound also benefited SG&A by $4 million for the six months ended June 30, 2016.
Asset Impairments
For the six months ended June 30, 2016, we recognized Asset impairment charges of $1 million. There were no such charges during the six months ended June 30, 2015.
Restructuring and Severance Costs
For the six months ended June 30, 2016 and 2015, we incurred a Restructuring and severance charge of $11 million and $14 million, respectively. Restructuring and severance costs in 2016 and 2015 primarily related to headcount reductions and settlement of certain real estate obligations.
Depreciation
Depreciation expense was $27 million and $47 million for the six months ended June 30, 2016 and 2015, respectively. The $20 million decline reflects accelerated depreciation in 2015 of assets at our former headquarters at 1271 Avenue of the Americas in anticipation of relocating at the end of 2015, as well as less depreciation expense in 2016 related to the sale-leaseback of the Blue Fin Building in the fourth quarter of 2015, partially offset by increased depreciation related to our new headquarters at 225 Liberty Street.
Amortization of Intangible Assets
Amortization of intangible assets was $41 million and $39 million for the six months ended June 30, 2016 and 2015, respectively. The increase in amortization expense was the result of newly acquired intangible assets in connection with our acquisitions.
(Gain) Loss on Operating Assets, Net
(Gain) loss on sale of operating assets, net was $16 million for the six months ended June 30, 2016, which was primarily related to a gain on sale of TOH of $11 million and the recognition of the deferred gain of $5 million from the sale-leaseback of the Blue Fin Building in the fourth quarter of 2015. There were no gains or losses on the sale of operating assets during the six months ended June 30, 2015.
Operating Income (Loss)
Operating income for the six months ended June 30, 2016 was $47 million as compared to Operating income for the six months ended June 30, 2015 of $66 million. The decrease in Operating income was primarily driven by expenses associated with growth initiatives and transaction costs, partially offset by the decline in depreciation.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bargain Purchase (Gain)
The Bargain purchase (gain) for the six months ended June 30, 2016 was $3 million related to the Viant acquisition.
Interest Expense, Net
Interest expense, net was $35 million and $39 million for the six months ended June 30, 2016 and 2015, respectively. Interest income for the six months ended June 30, 2016 and 2015 was insignificant. The decrease in interest expense was driven by lower debt outstanding due to repurchases.
Other (Income) Expense, Net
Other (income) expense, net was an expense of $7 million and $5 million for the six months ended June 30, 2016 and 2015, respectively, and primarily consisted of losses from equity method investments.
Income Tax Provision (Benefit)
For the six months ended June 30, 2016, the Income tax provision was insignificant. For the six months ended June 30, 2015, our Income tax provision was $7 million. Our effective income tax rate was 3% and 32% for the six months ended June 30, 2016 and 2015, respectively. The change in the effective income tax rate for the six months ended June 30, 2016 was primarily due to the nontaxable Bargain purchase (gain) recorded in connection with the Viant acquisition, the effect of foreign operations and the recognition of certain state income tax benefits.
Net Income (Loss)
Net income (loss) was income of $8 million for the six months ended June 30, 2016 and income of $15 million for the six months ended June 30, 2015.
LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated positive net cash flow from operating activities. Sources of cash primarily include cash flow from operations, amounts available under our revolving credit facility (the "Revolving Credit Facility") and access to capital markets. Our access to additional borrowings under the Revolving Credit Facility is subject to the satisfaction of customary borrowing conditions, including the absence of any event or circumstance having a material adverse effect on our business. In addition, the obligation of the financial institutions under our Revolving Credit Facility are several and not joint, and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to other sources of capital such as the public bond markets. However, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including (i) our financial condition, prospects and credit rating, (ii) the liquidity of the overall capital markets and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on favorable terms or at all. As of June 30, 2016, total Cash and cash equivalents were $320 million, including $79 million held by foreign subsidiaries. As of June 30, 2016, we also held Short-term investments consisting of term deposits of $60 million with original maturities of greater than three months and remaining maturities of less than one year.
The principal uses of cash that affect our liquidity position include the following: operational expenditures including employee costs, paper purchases and capital expenditures; acquisitions; dividends and stock repurchases; debt repurchases and debt service costs, including interest and principal payments on our Senior Notes and senior credit facilities (the "Senior Credit Facilities"); investments; and income tax payments. Of the up to $300 million of stock repurchases and $200 million for debt repayments and/or repurchases authorized by our Board of Directors, $145 million and $80 million, respectively, remains unused as of June 30, 2016. We have been financing, and expect to finance in the future, repurchases under our 2015 share repurchase authorization and fund debt repayments and/or repurchases out of working capital and/or cash balances.
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
On August 4, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on August 31, 2016, payable September 15, 2016. On May 5, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on May 31, 2016. This dividend was paid on June 15, 2016 for approximately $19 million. On February 11, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on February 29, 2016. This dividend was paid on March 15, 2016 for approximately $20 million. Our Board of Directors has declared regular quarterly dividends of $0.19 per common share in each quarter since October 2014. We currently intend to continue to declare regular quarterly dividends on our outstanding common stock in respect of each completed fiscal quarter. The declaration and amount of any actual dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions.
We believe that a combination of cash-on-hand, cash generated from operating activities and availability under our Revolving Credit Facility will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our funding and investment requirements over the next twelve months and over the long-term.
Our level of debt could have important consequences on our business, including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. In addition, economic or market disruptions could lead to a decrease in demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position. As of June 30, 2016, the only utilization under the Revolving Credit Facility was letters of credit in the face amount of $3 million. Subject to the satisfaction of customary conditions, undrawn revolver commitments are available to be drawn for our general corporate purposes. We were in compliance with all of our debt covenants as of the filing of this quarterly report.
Sources and Uses of Cash
Cash and cash equivalents decreased by $331 million for the six months ended June 30, 2016 as compared to the year ended December 31, 2015; and decreased $181 million for the six months ended June 30, 2015 as compared to the year ended December 31, 2014. The components of these changes are discussed below.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Activities
Details of Cash provided by operations are as follows (in millions):

	Six Months Ended June 30,
	2016	2015
Net income (loss)	$8	$15
Adjustments to reconcile net income (loss) to cash provided by (used in) operations
Depreciation and amortization	68	86
Amortization of deferred financing costs and discounts on indebtedness	3	2
Asset impairments	1	—
(Gain) loss on sale of operating assets	(11)	—
(Gain) loss on repurchases of 5.75% Senior Notes	(4)	—
(Gain) loss on non-operating assets, net	—	(2)
Amortization of deferred gain on sale-leaseback	(5)	—
Bargain purchase (gain)	(3)	—
Settlement loss	3	—
(Income) loss on equity-method investments	11	7
Equity-based compensation expense	17	20
Deferred income taxes	(2)	7
All other net, including working capital changes	(59)	(92)
Cash provided by (used in) operations(a)	$27	$43
___________________________

(a)
Includes domestic net income taxes received of $40 million and paid of $31 million for the six months ended June 30, 2016 and 2015, respectively. Includes foreign net income taxes received of $1 million and paid of $1 million for the six months ended June 30, 2016 and 2015, respectively.

The decrease in Cash provided by operations for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily reflects the buyouts of the leases at our former corporate headquarters and another leased property for $95 million, partially offset by lower cash rent expense and lower bonus payments.
Investing Activities
Details of Cash provided by (used in) investing activities are as follows (in millions):

	Six Months Ended June 30,
	2016	2015
Acquisitions, net of cash acquired	$(103)	$(49)
(Investments in) divestitures of cost and equity method investments	(13)	—
Proceeds from dispositions	29	4
Purchases of short-term investments	(20)	(60)
Maturities of short-term investments	20	—
Capital expenditures	(61)	(63)
Issuances of notes receivable	(16)	—
Cash provided by (used in) investing activities	$(164)	$(168)

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities
Details of Cash (used in) provided by financing activities are as follows (in millions):

	Six Months Ended June 30,
	2016	2015
Purchase of common stock	$(94)	$—
Repurchase of 5.75% Senior Notes	(40)	—
Principal payments on Term Loan	(4)	(4)
Withholding taxes paid on equity-based compensation	(8)	(12)
Excess tax benefits from equity-based compensation	—	1
Dividends paid	(39)	(42)
Contingent/deferred consideration payment	(1)	—
Cash provided by (used in) financing activities	$(186)	$(57)
The increase in Cash used in financing activities for the six months ended June 30, 2016 is primarily associated with repurchases under our 2015 share and debt repurchase authorizations and dividends paid.
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
Our Board of Directors has authorized discretionary principal debt repayments and/or repurchases of up to $200 million in the aggregate on our Term Loan and our 5.75% Senior Notes. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board of Directors. The extent to which we repay and/or repurchase our debt and the timing of such repayments and/or repurchases will depend on a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by us from time to time. The authorization may be suspended or discontinued at any time without notice. We have been financing, and expect to finance in the future, such principal debt repayments and/or repurchases out of working capital and/or cash balances. During the six months ended June 30, 2016, we repurchased $45 million in aggregate principal of our 5.75% Senior Notes at a discount with accrued interest for a total of $41 million and recognized a pretax gain on extinguishment of $4 million.
The foregoing description of the Senior Notes and the Senior Credit Facilities is only an overview. We also refer you to the form of indenture for the Senior Notes and the credit agreement for the Senior Credit Facilities that have been filed as exhibits to our Registration Statement on Form 10 filed with the Securities and Exchange Commission in May 2014.
Contractual and Other Obligations
Contractual Obligations
In addition to the financing arrangements discussed above, we have obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to certain firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying Balance Sheets. Our contractual obligations as of June 30, 2016 are not significantly different from those disclosed within our 2015 Form 10-K.
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
Our forward-looking statements are based on our current expectations regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulations, economic, strategic, political and social conditions and the following factors:

•	changes in and the execution of our plans, initiatives and strategies;

•	recent and future changes in technology, including alternative methods for the delivery of our content;

•	changes in consumer behavior, including changes in spending behavior and changes in when, where and how content is consumed;

•	competitive pressures;

•	our ability to deal effectively with economic slowdowns or other economic or market difficulties;

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

•	impacts on our pension obligations due to changes in equity markets, our credit rating, interest rates, actuarial assumptions and regulatory actions;

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	the effect of any significant acquisitions, investments, dispositions and other similar transactions by us, including our recent Viant acquisition;

•	the adequacy of our risk management framework;

•	changes in GAAP or other applicable accounting policies;

•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses;

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

•	changes in tax and other laws and regulations affecting our domestic or international operations, including the impact of Brexit;

•	changes in foreign exchange rates;

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
As a result of the June 23, 2016 referendum by British voters to exit the European Union (“Brexit”), global markets and foreign currencies have been volatile. In particular, the value of the British pound has sharply declined as compared to the U.S. dollar and other currencies.  This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the European Union but it is uncertain over what time period this will occur.
Interest Rate Risk
Based on the level of interest rates prevailing at June 30, 2016, the fair value of our fixed rate Senior Notes of $547 million was less than their carrying value of $572 million by $25 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for comparable securities and consideration of our risk profile. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2016 would increase the estimated fair value of our fixed rate debt by approximately $26 million to approximately $573 million.
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
Our receivables did not represent significant concentrations of credit risk as of June 30, 2016 or December 31, 2015 due to the wide variety of customers, markets and geographic areas to which our products and services are sold.
We monitor our positions and the credit quality of the financial institutions which are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2016 and December 31, 2015, we did not anticipate nonperformance by any of the counterparties.
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
(b) Internal Control Over Financial Reporting
Except as described below, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the second quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On March 2, 2016, we completed the Viant acquisition. Refer to Note 2 of Notes to the Consolidated Financial Statements for additional information regarding this event. We plan to exclude this acquisition from the scope of our annual report on internal controls over financial reporting for the year ended December 31, 2016, as permitted by Securities and Exchange Commission guidance. We are in the process of integrating the Viant business into our overall internal control over financial reporting process and plan to include it in scope for the year ended December 31, 2017. This process may result in additions or changes to our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 13, "Commitments and Contingencies," in the accompanying Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in our 2015 Form 10-K as filed with the SEC on February 19, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides certain information with respect to our purchases of shares of Time Inc.'s common stock during the second quarter of 2016:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2016 to April 30, 2016	654,903	$15.05	654,903	$168,676,705

May 1, 2016 to May 31, 2016	722,509	$14.71	722,509	$158,050,281

June 1, 2016 to June 30, 2016	787,895	$16.71	787,895	$144,882,361
Total	2,165,307		2,165,307
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Eighth Supplemental Indenture, dated June 2, 2016, between Vertical Media Solutions Inc. and Wells Fargo Bank, National Association, as trustee.*

10.1	Time Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Annex B to the Company's Schedule 14A filed with the SEC on April 21, 2016).

10.2	Form of Deferred Stock Units Agreement for deferred stock units granted to non-employee directors under the Time Inc. 2016 Omnibus Incentive Compensation Plan.*

10.3	Form of Restricted Stock Units Agreement for restricted stock units granted to non-employee directors under the Time Inc. 2016 Omnibus Incentive Compensation Plan.*

10.4	Form of Restricted Stock Units Agreement for restricted stock units granted to employees under the Time Inc. 2016 Omnibus Incentive Compensation Plan.*

10.5	Form of Performance Stock Units Agreement for performance stock units granted to employees under the Time Inc. 2016 Omnibus Incentive Compensation Plan.*

10.6	Form of Non Qualified Stock Option Agreement for stock options granted to employees under the Time Inc. 2016 Omnibus Incentive Compensation Plan.*

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.
** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME INC. (Registrant)

By:	/s/ Jeffrey J. Bairstow
Jeffrey J. Bairstow
Executive Vice President and Chief Financial Officer
Date: August 4, 2016