Form 10-Q
period 2016-09-30
Time Inc.
filed 2016-11-03
CIK 1591517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Description of Class	Shares Outstanding as of
Common Stock — $0.01 par value	October 31, 2016
99,061,151

TIME INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TIME INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$244	$651
Short-term investments	60	60
Receivables, less allowances of $183 and $248 at September 30, 2016 and December 31, 2015, respectively	456	484
Inventories, net of reserves	38	35
Prepaid expenses and other current assets	140	187
Total current assets	938	1,417

Property, plant and equipment, net	296	267
Intangible assets, net	869	1,046
Goodwill	2,075	2,038
Other assets	150	116
Total assets	$4,328	$4,884

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$580	$683
Deferred revenue	404	436
Current portion of long-term debt	7	7
Total current liabilities	991	1,126

Long-term debt	1,234	1,286
Deferred tax liabilities	175	242
Deferred revenue	92	89
Other noncurrent liabilities	315	332
Commitments and contingencies (Note 12)

Stockholders' equity
Common stock, $0.01 par value, 400 million shares authorized; 99.38 million and 106.03 million shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1	1
Preferred stock, $0.01 par value, 40 million shares authorized; none issued	—	—
Additional paid-in-capital	12,558	12,604
Accumulated deficit	(10,783)	(10,570)
Accumulated other comprehensive loss, net	(255)	(226)
Total stockholders' equity	1,521	1,809
Total liabilities and stockholders' equity	$4,328	$4,884

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Advertising	$417	$398	$1,203	$1,171
Circulation	223	261	697	765
Other	110	114	309	290
Total revenues	750	773	2,209	2,226
Costs of revenues	327	308	956	879
Selling, general and administrative expenses	339	383	1,085	1,146
Amortization of intangible assets	22	21	63	60
Restructuring and severance costs	43	8	54	22
Asset impairments	188	—	189	—
Goodwill impairment	—	952	—	952
(Gain) loss on operating assets, net	(2)	—	(18)	—
Operating income (loss)	(167)	(899)	(120)	(833)
Bargain purchase (gain)	—	—	(3)	—
Interest expense, net	16	19	51	58
Other (income) expense, net	2	(2)	9	3
Income (loss) before income taxes	(185)	(916)	(177)	(894)
Income tax provision (benefit)	(73)	(3)	(73)	4
Net income (loss)	$(112)	$(913)	$(104)	$(898)

Per share information attributable to Time Inc. common stockholders:
Basic net income (loss) per common share	$(1.13)	$(8.30)	$(1.05)	$(8.17)
Weighted average basic common shares outstanding	99.64	110.00	99.43	109.80
Diluted net income (loss) per common share	$(1.13)	$(8.30)	$(1.05)	$(8.17)
Weighted average diluted common shares outstanding	99.64	110.00	99.43	109.80
Cash dividends declared per share of common stock	$0.19	$0.19	$0.57	$0.57

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(112)	$(913)	$(104)	$(898)

Other comprehensive income (loss), net of tax

Foreign currency translation
Unrealized gains (losses) occurring during the period	(10)	(36)	(53)	(28)
Reclassification adjustment for (gains) losses on foreign currency realized in net income (loss)	—	—	—	1
Net foreign currency translation gains (losses)	(10)	(36)	(53)	(27)

Benefit obligations
Unrealized gains (losses) occurring during the period	4	5	21	4
Reclassification adjustment for (gains) losses realized in net income (loss)	1	4	3	5
Net benefit obligations	5	9	24	9

Other comprehensive income (loss)	(5)	(27)	(29)	(18)

Comprehensive income (loss)	$(117)	$(940)	$(133)	$(916)

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Nine Months Ended September 30, 2016
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance, December 31, 2015	$1	$12,604	$(10,570)	$(226)	$1,809
Net income (loss)	—	—	(104)	—	(104)
Other comprehensive income (loss)	—	—	—	(29)	(29)
Dividends declared	—	(58)	—	—	(58)
Purchase of common stock	—	—	(109)	—	(109)
Equity-based compensation and other	—	12	—	—	12
Balance, September 30, 2016	$1	$12,558	$(10,783)	$(255)	$1,521

	Nine Months Ended September 30, 2015
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance, December 31, 2014	$1	$12,665	$(9,626)	$(169)	$2,871
Net income (loss)	—	—	(898)	—	(898)
Other comprehensive income (loss)	—	—	—	(18)	(18)
Dividends declared	—	(63)	—	—	(63)
Equity-based compensation and other	—	17	—	—	17
Balance, September 30, 2015	$1	$12,619	$(10,524)	$(187)	$1,909

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$(104)	$(898)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations
Depreciation and amortization	104	129
Amortization of deferred financing costs and discounts on indebtedness	4	3
(Gain) loss on pension settlement	—	6
Asset impairments	189	—
Goodwill impairment	—	952
(Gain) loss on sale of operating assets	(11)	—
(Gain) loss on repurchases of 5.75% Senior Notes	(4)	—
(Gain) loss on non-operating assets, net	—	(2)
Amortization of deferred gain on sale-leaseback	(7)	—
Bargain purchase (gain)	(3)	—
Settlement loss	3	—
(Income) loss on equity-method investments	12	8
Equity-based compensation expense	21	28
Deferred income taxes	(77)	32
Changes in operating assets and liabilities
Receivables	75	73
Inventories	(4)	5
Prepaid expenses and other assets	15	(90)
Accounts payable and other liabilities	(110)	(121)
Other, net	3	2
Cash provided by (used in) operations	106	127

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(192)	(115)
(Investments in) divestitures of cost and equity-method investments	(19)	1
Proceeds from dispositions	29	4
Purchases of short-term investments	(60)	(60)
Maturities of short-term investments	60	—
Capital expenditures	(78)	(132)
Issuances of notes receivable	(16)	—
Cash provided by (used in) investing activities	(276)	(302)

FINANCING ACTIVITIES
Purchase of common stock	(111)	—
Repurchase of 5.75% Senior Notes	(45)	—
Principal payments on Term Loan	(5)	(5)
Withholding taxes paid on equity-based compensation	(8)	(12)
Excess tax benefits from equity-based compensation	—	1
Dividends paid	(58)	(63)
Contingent/deferred consideration payment	(2)	—
Cash provided by (used in) financing activities	(229)	(79)
Effect of exchange rate changes on Cash and cash equivalents	(8)	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(407)	(254)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	651	519
CASH AND CASH EQUIVALENTS, END OF PERIOD	$244	$265

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
Recent Accounting Guidance
Accounting Guidance Adopted in 2016
In March 2016, guidance was issued which applies to entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. This guidance eliminates the requirement to retroactively adopt the equity method of accounting. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and for interim periods therein with early adoption permitted. We adopted this guidance on a prospective basis effective April 1, 2016 and it has not had an impact on our Financial Statements since adoption.
In September 2015, guidance was issued that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment is to be presented separately on the face of the statement of operations or disclosed in the notes to the financial statements. The amendments in this guidance are effective for fiscal years beginning after December 15, 2015 and for interim periods therein with early application permitted. We adopted this guidance on a prospective basis effective January 1, 2016 and it has not had a significant impact on our Financial Statements since adoption.
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
In June 2014, guidance was issued impacting the accounting for share-based performance awards. This guidance requires that a performance target that affects vesting that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The amendments in this guidance became effective on a prospective basis for us on January 1, 2016. We do not currently have share-based payment awards that fall within the scope of this guidance. Therefore, it has not had an impact on our Financial Statements since adoption.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounting Guidance Not Yet Adopted
In August 2016, guidance was issued which clarifies how certain cash receipts and payments should be classified as well as how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The amendments in this guidance are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect that the guidance will have on our Financial Statements and related disclosures.
In March 2016, guidance was issued which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and for interim periods therein with early adoption permitted. We will adopt this guidance on January 1, 2017 and do not expect it to have a significant impact on our Financial Statements and related disclosures.
In February 2016, guidance was issued which requires that a lessee recognize lease assets and lease liabilities on its balance sheet and disclose key information about its leasing arrangements. The amendments in this guidance are effective for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. We are currently evaluating the effect that the updated guidance will have on our Financial Statements and related disclosures.
In January 2016, guidance was issued which requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. The amendments in this guidance are effective for fiscal years beginning after December 15, 2017 and for interim periods therein. We are currently evaluating the effect that the updated guidance will have on our Financial Statements and related disclosures.
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
In August 2014, guidance was issued that establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. The amendments in this guidance are effective for fiscal years ending after December 15, 2016 and for annual and interim periods thereafter with early adoption permitted. We will adopt this guidance for the year ended December 31, 2016 and do not expect it to have a material impact on our Financial Statements upon adoption.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interim Impairment Testing of Long-Lived Assets
Long-lived assets, including definite-lived intangible assets (e.g., tradenames, customer lists and property, plant and equipment), do not require that an annual impairment test be performed. Instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for continued use requires a comparison of cash flows expected to be generated over the useful life of an asset or group of assets ("asset group") against the carrying value of the asset group. An asset group is established by identifying the lowest level of cash flows generated by the asset or group of assets that are largely independent of the cash flows of other assets. If the intent is to hold the asset group for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against its carrying value. If the carrying value exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the estimated fair value of the asset group and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset group. If the intent is to hold the asset group for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale and there is an active program to locate a buyer), the impairment test involves comparing the asset group’s carrying value to its estimated fair value less cost to sell. To the extent the carrying value is greater than the estimated fair value less cost to sell, an impairment loss is recognized for the difference. Significant judgments in this area involve determining the appropriate asset group level at which to test, determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value.
During the third quarter of 2016, a definite-lived tradename intangible experienced a triggering event and was evaluated for impairment. Brand leadership changes during the year beyond the announced Company reorganizations, as well as market conditions particularly in print advertising, have resulted in a sustained decline in the brand's financial results. As a result of our evaluation, we wrote down the value of a domestic tradename intangible from its carrying value of $250 million to its fair value of $65 million, resulting in a pretax non-cash impairment charge of $185 million.
Intangible assets as of September 30, 2016 and December 31, 2015 consisted of the following:

	Weighted Average Useful Life (in years)	September 30, 2016
		Gross	Accumulated Amortization	Net
Tradenames(a)	18	$1,089	$(311)	$778
Customer lists and other intangible assets(b)	7	662	(571)	91
		$1,751	$(882)	$869

	Weighted Average Useful Life (in years)	December 31, 2015
		Gross	Accumulated Amortization	Net
Tradenames(a)	20	$1,480	$(465)	$1,015
Customer lists and other intangible assets(b)	6	593	(562)	31
		$2,073	$(1,027)	$1,046
_______________________

(a)
Decrease in gross tradenames was the result of the non-cash domestic tradename impairment of $185 million recorded during the third quarter, partially offset by an increase due to acquisitions made during the nine months ended September 30, 2016.

(b)	Increase in customer lists and other intangible assets was the result of acquisitions made during the nine months ended September 30, 2016.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other asset impairments for the three and nine months ended September 30, 2016 were $3 million and $4 million, respectively, related to internally developed software assets.
2. ACQUISITIONS AND DISPOSITIONS
Bizrate Acquisition
On September 6, 2016, we acquired Bizrate Insights Inc. (“Bizrate”), a consumer data company that specializes in developing consumer insights by extending its online and mobile surveys across partner sites. The acquisition was accounted for under the acquisition method. Accordingly, consideration transferred of $78 million ($80 million cash, net of settlement of a pre-existing relationship) was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.
At the acquisition date, the consideration transferred of $78 million assigned to the net assets acquired is summarized as follows:

In millions of dollars
Goodwill	$56
Definite-lived intangible assets:
Merchant relationships	23
Software	3
Tradename	3
Deferred tax liability	(6)
Other liabilities	(1)
Total net assets acquired	$78

We valued the merchant relationships using the excess earnings method, an income approach.  Under the excess earnings method, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. Software assets were valued using the replacement cost approach. The replacement cost contemplates the cost to recreate the intangible asset. The tradename asset was valued using a relief from royalty approach, which is based on a hypothetical royalty that a market participant would otherwise be willing to pay to use the asset. Key unobservable inputs utilized in this valuation include the estimated cash flows for each definite-lived intangible asset, a royalty rate of 4%, a long-term growth rate of 3%, useful lives of 3-7 years, and a discount rate of 17%. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in changes to the final valuation.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At the acquisition date, the purchase price assigned to the net assets acquired is summarized as follows:

In millions of dollars
Receivables	$49
Definite-lived intangible assets:
Technology and database	23
Websites	7
Customer relationships	6
Tradenames	5
Other assets	3
Total assets acquired	$93
In connection with the acquisition, during the nine months ended September 30, 2016, we recorded a $6 million pretax Bargain purchase (gain) ($3 million, net of a deferred tax liability). We were able to realize a gain because Viant was in need of capital to continue its operations and was unable to secure sufficient capital in the time frame it required. We have assessed the identification of and valuation assumptions surrounding the assets acquired and the consideration transferred and have determined that the recognition of a bargain purchase gain is appropriate. The Company retained an independent third party to assist management in determining the fair value of tangible and intangible assets acquired. The allocation of the purchase price is based on the best estimates of management.
For tax purposes, the Bargain purchase (gain) resulted in the reduction of the tax basis in identifiable intangibles, resulting in a deferred tax liability of $3 million being recorded on the opening balance sheet. This deferred tax liability reduced the Bargain purchase (gain), and the Bargain purchase (gain) is not taxable.
Technology and database assets are being amortized over a weighted average useful life of seven years, websites are being amortized over a weighted average useful life of five years, customer relationships are being amortized over a weighted average useful life of five years, and tradenames are being amortized over a weighted average useful life of ten years. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. We valued the technology and database, customer relationships, and tradenames using variations of the income approach. The primary asset of Viant’s business is the technology and database, which was valued as a single asset using the excess earnings method. Customer relationships and tradenames were valued using the relief-from-royalty method, and with and without method, respectively, all income approaches. Websites were valued using a replacement cost approach.
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
The carrying value for Receivables approximated their fair values. The uncollectible amount of Receivables is not expected to be significant.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Acquisitions
During the nine months ended September 30, 2016, we completed additional acquisitions for total cash consideration, net of cash acquired, of $26 million. Additional consideration may be required to be paid by us that primarily relates to earn-outs that are contingent upon the achievement of certain performance objectives by the end of 2017, which are estimated to be $2 million. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired has been recorded as Goodwill. The fair values assigned to the assets acquired and liabilities assumed are preliminary and are subject to change. Any changes in these fair values could potentially result in an adjustment to the Goodwill recorded for these transactions if such adjustments are within one year of the acquisition date. Our results of operations include the operations of these additional acquisitions from the date of the respective acquisitions but such activities were not significant for the three and nine months ended September 30, 2016. In conjunction with one of these acquisitions, we also recognized a loss relating to a write off of an asset of $3 million previously recognized in our Financial Statements during the nine months ended September 30, 2016 that will not be realized as a result of the acquisition. This loss is reported within transaction costs in Selling, general and administrative expenses on the accompanying Statements of Operations.
Disposition
On April 1, 2016, we completed the sale of This Old House Ventures, LLC and This Old House Productions, LLC (together, “TOH”).  The assets and liabilities associated with TOH met the criteria for classification as Assets and Liabilities held for sale as of March 31, 2016. Upon disposal, assets of $27 million primarily related to Goodwill, and liabilities of $10 million primarily related to Deferred revenue, were derecognized from our Balance Sheets. We recognized a pretax gain of $11 million within (Gain) loss on operating assets, net for the nine months ended September 30, 2016.
3. INVESTMENTS
Our investments included within Short-term investments and Other assets on the accompanying Balance Sheets consist primarily of short-term investments, equity-method investments and cost-method investments. Our investments, by category, consisted of the following (in millions):

	September 30, 2016	December 31, 2015
Short-term investments(a)	$60	$60
Equity-method investments(b)	13	10
Cost-method investments(c)	6	3
Total	$79	$73
_______________________

(a)
Our Short-term investments consist of term deposits with original maturities greater than three months and remaining maturities of less than one year. Our term deposits are carried at amortized cost on the accompanying Balance Sheets as held-to-maturity securities.

(b)
Our equity-method investments primarily consist of joint ventures. During the three months ended September 30, 2016, we made a $6 million investment in a digital content company. For the three and nine months ended September 30, 2016, we recorded equity losses of $1 million and $12 million, respectively, primarily related to resuming applying the equity method after providing additional financial support to certain equity-method investees. For the three and nine months ended September 30, 2015, we recorded equity losses of $1 million and $8 million, respectively.

(c)	During the nine months ended September 30, 2016, we made a $3 million investment in a privately-held e-commerce subscription company.
We use available qualitative and quantitative information to evaluate all Cost-method investments for impairment at least quarterly.
For the three and nine months ended September 30, 2016 and 2015, we did not experience other-than-temporary declines in the value of our investments.

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
The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, respectively (in millions):

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents - Money market funds	$80	$—	$—	$80	$437	$—	$—	$437
Liabilities
Contingent consideration(a)	—	—	(7)	(7)	—	—	(13)	(13)
Other - liabilities(b)	—	—	(6)	(6)	—	—	(6)	(6)
Total	$80	$—	$(13)	$67	$437	$—	$(19)	$418
_______________________

(a)
Contingent consideration, of which $3 million and $6 million is included in Accounts payable and accrued liabilities and $4 million and $7 million in Other noncurrent liabilities on the accompanying Balance Sheets as of September 30, 2016 and December 31, 2015, respectively, consists of earn-out liabilities in connection with acquisitions. Fair values were derived using a Monte Carlo simulation approach or a probability weighted present value of expected future payouts approach, which are considered Level 3 measurements. Adjustments to fair value of such obligations are included as a component of Selling, general and administrative expenses in the Statements of Operations. Such contingent considerations are primarily based on financial targets and other metrics.

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

The following table reconciles the beginning and ending balance of our liabilities classified as Level 3 (in millions):

	September 30,
	2016	2015
Balance as of the beginning of the period	$19	$9
Settlements	(1)	(3)
Issuances	2	13
Fair value adjustments	(3)	(1)
Foreign exchange movements	(2)	—
Other adjustments	(2)	—
Balance as of the end of the period	$13	$18

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

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt instruments
Term Loan	$674	$684	$677	$679
5.75% Senior Notes	567	561	616	566
	$1,241	$1,245	$1,293	$1,245
Our Term Loan and Senior Notes were originally issued at a discount of $13 million and $10 million, respectively. Such discounts are being amortized under the effective interest method over the respective terms of the debt instruments. The fair value of the outstanding debt instruments presented above is based on pricing from observable market information in a non-active market. Therefore, these debt instruments are classified in Level 2 of the fair value hierarchy. Unrealized gains or losses on debt do not result in realization or expenditure of cash and generally are not recognized in the Financial Statements unless the debt is retired prior to its maturity.
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
Non-Financial Instruments
The majority of our non-financial instruments, which include Goodwill, Intangible assets, net, Inventories, net of reserves and Property, plant and equipment, net, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for Goodwill) a non-financial instrument is required to be evaluated for impairment. If we were to determine that the non-financial instrument was impaired, we would be required to write down the non-financial instrument to its fair value.
Fair value measurements are also used in nonrecurring valuations performed in connection with acquisition accounting. The nonrecurring valuations primarily include the valuation of tradenames, customer and advertiser relationships, technology and database intangible assets and property, plant and equipment. With the exception of certain inputs for our weighted average cost of capital and discount rate calculation that are derived from pricing services, the inputs used in our discounted cash flow analysis, such as forecasts of future cash flows, are based on assumptions. The valuation of customer and advertiser relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the relationships, considering such factors as estimated life of the relationships and the revenue expected to be generated over the life of such relationships. Tangible assets are typically valued using a replacement or reproduction cost approach, considering such factors as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. All of our nonrecurring valuations use significant unobservable inputs and, therefore, fall under Level 3 of the fair value hierarchy.
During the third quarter of 2016, we wrote down the carrying value of a definite-lived tradename intangible asset by $185 million. The valuation of this definite-lived intangible asset is also considered a Level 3 fair value measurement and employed assumptions on projected future cash flows from our long-range plans adjusted for current market trends, a risk-adjusted discount rate of 11%, a growth rate of 1% and a royalty rate of 5%.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. DEBT
Our debt obligations consisted of the following (in millions):

	September 30, 2016	December 31, 2015
5.75% Senior Notes	$575	$625
Senior Credit Facilities
Term Loan	684	689
Revolving Credit Facility	—	—
Unamortized discount and deferred financing costs	(18)	(21)
Total debt obligations	1,241	1,293
Less: Current portion of long-term debt	7	7
Noncurrent debt obligations	$1,234	$1,286
Senior Notes and Senior Credit Facilities
On April 29, 2014, we issued $700 million aggregate principal amount of 5.75% Senior Notes due April 15, 2022 in a private offering. The Senior Notes are fully and unconditionally guaranteed by substantially all of our wholly-owned domestic subsidiaries and, under certain circumstances, may become guaranteed by other existing or future subsidiaries. Interest payable on the Senior Notes as of September 30, 2016 and December 31, 2015 was $15 million and $8 million, respectively. We made semi-annual interest payments on the Senior Notes of $17 million in both April and October 2016.
On April 24, 2014, we entered into senior secured credit facilities (the "Senior Credit Facilities") providing for a Term Loan in an aggregate principal amount of $700 million with a seven-year maturity and a $500 million revolving credit facility (the "Revolving Credit Facility") with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit. The Revolving Credit Facility will be used for working capital and other general corporate purposes. The Term Loan was funded on May 29, 2014. The Revolving Credit Facility remained undrawn as of September 30, 2016 except for utilization for letters of credit in the face amount of $2 million.
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
We are permitted to prepay amounts outstanding under the Senior Credit Facilities at any time. Subject to certain exceptions, the Term Loan requires us to prepay amounts outstanding thereunder with the net cash proceeds of asset sales out of the ordinary course of business and casualty events if we do not use (or commit to use) such proceeds within 15 months of receipt to invest in our business, including, among other things, by acquiring, maintaining or developing assets useful in our business or making acquisitions permitted under the Senior Credit Facilities. We are required to make quarterly repayments of the Term Loan equal to 0.25% of the aggregate original principal amount. Principal payments of $5 million were made on the Term Loan during both the nine months ended September 30, 2016 and 2015. Interest payable on the Term Loan as of both September 30, 2016 and December 31, 2015 was insignificant. Interest payments of $22 million and $23 million were made on the Term Loan during the nine months ended September 30, 2016 and 2015, respectively.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of the Senior Notes and Senior Credit Facilities, we originally incurred deferred financing costs of $13 million. The Term Loan was originally issued at a discount of $13 million and the Senior Notes were originally issued at a discount of $10 million. Debt discount is being amortized using the effective interest method over the terms of the Term Loan and the Senior Notes, respectively. For the three and nine months ended September 30, 2016, we incurred amortization expense on deferred financing costs and discounts on indebtedness of $1 million and $4 million, respectively. For the three and nine months ended September 30, 2015, we incurred amortization expense on deferred financing costs and discounts on indebtedness of $1 million and $3 million, respectively.
In November 2015, our Board of Directors authorized discretionary principal debt repayments and/or repurchases of up to $200 million in the aggregate on our Term Loan and our 5.75% Senior Notes. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board of Directors. The extent to which we repay and/or repurchase our debt and the timing of such repayments and/or repurchases will depend on a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by the Company from time to time. The authorization may be suspended or discontinued at any time without notice. We have been financing, and expect to finance in the future, any such principal debt repayments and/or repurchases out of working capital and/or cash balances. During the nine months ended September 30, 2016, we repurchased $50 million of the aggregate principal amount of our 5.75% Senior Notes at a discount with accrued interest for a total of $46 million and recognized a pretax gain from extinguishment of $4 million. As of September 30, 2016, $75 million remains unused under the authorization.
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
For both the three and nine months ended September 30, 2016, our Income tax benefit was $73 million. For the three and nine months ended September 30, 2015, our Income tax benefit was $3 million and our Income tax provision was $4 million, respectively. Our effective income tax rate for the three and nine months ended September 30, 2016 was 39% and 41%, respectively. Our effective income tax rate for both the three and nine months ended September 30, 2015 was nil.
The change in the effective income tax rate for the three months ended September 30, 2016 was primarily due to the effect of the non-deductible Goodwill impairment recorded in the three months ended September 30, 2015. The change in the effective income tax rate for the nine months ended September 30, 2016 was primarily due to the effect of the non-deductible Goodwill impairment recorded in the nine months ended September 30, 2015.
On October 13, 2016, the Treasury Department and Internal Revenue Service issued final and temporary regulations addressing whether certain instruments between related parties are treated as debt or equity, as well as required documentation. We are currently evaluating the impact of these new regulations on our operations.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. STOCKHOLDERS' EQUITY
In November 2015, our Board of Directors authorized share repurchases of our common stock of up to $300 million. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board of Directors. Under the share repurchase authorization, we may repurchase shares in open-market and/or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The extent to which we repurchase shares, and the timing of such repurchases, will depend upon a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by the Company from time to time. The authorization may be suspended or discontinued at any time without notice. We have been financing, and expect to finance in the future, the purchases out of working capital and/or cash balances. During the nine months ended September 30, 2016, we repurchased 7.33 million shares of our common stock for a weighted average price of $14.82 per common share. As of September 30, 2016, $128 million remains authorized for share repurchases.
On November 3, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on November 30, 2016, payable December 15, 2016. On August 4, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on August 31, 2016. A total of $19 million was paid on September 15, 2016 in respect of the dividend declared on August 4, 2016. On May 5, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on May 31, 2016. A total of $19 million was paid on June 15, 2016 in respect of the dividend declared on May 5, 2016. On February 11, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on February 29, 2016. A total of $20 million was paid on March 15, 2016 in respect of the dividend declared on February 11, 2016. Our Board of Directors has consistently declared quarterly dividends of $0.19 per common share since October 2014. We currently intend to continue to declare regular quarterly dividends on our outstanding common stock in respect of each completed fiscal quarter. The declaration and amount of any actual dividend is in the sole discretion of our Board of Directors and is subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summary sets forth the activity within Other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Pretax	Tax (Provision) Benefit	Net of Tax	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$(10)	$—	$(10)	$(53)	$—	$(53)
Unrealized gains (losses) on benefit obligations	5	(1)	4	26	(5)	21
Reclassification adjustment for (gains) losses on benefit obligations realized in Net income (loss)(a)	1	—	1	3	—	3
Other comprehensive income (loss)	$(4)	$(1)	$(5)	$(24)	$(5)	$(29)

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Pretax	Tax (Provision) Benefit	Net of Tax	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$(36)	$—	$(36)	$(28)	$—	$(28)
Reclassification adjustment for (gains) losses on foreign currency realized in Net income (loss)(a)	—	—	—	1	—	1
Unrealized gains (losses) on benefit obligations	7	(2)	5	5	(1)	4
Reclassification adjustment for (gains) losses on benefit obligations realized in Net income (loss)(a)	6	(2)	4	8	(3)	5
Other comprehensive income (loss)	$(23)	$(4)	$(27)	$(14)	$(4)	$(18)
__________________________

(a)	Included within Selling, general and administrative expenses on the accompanying Statements of Operations.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2016 and 2015, basic and diluted net income (loss) per common share were as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Time Inc. common stockholders	$(112.40)	$(912.68)	$(104.39)	$(897.56)

Weighted average basic common shares outstanding	99.64	110.00	99.43	109.80
Dilutive effect of equity awards	—	—	—	—
Weighted average diluted common shares outstanding	99.64	110.00	99.43	109.80

Net income (loss) per common share attributable to Time Inc. common stockholders:
Basic net income (loss) per common share	$(1.13)	$(8.30)	$(1.05)	$(8.17)
Diluted net income (loss) per common share	$(1.13)	$(8.30)	$(1.05)	$(8.17)
The computation of Diluted net income (loss) per common share for the three and nine months ended September 30, 2016 and 2015 excludes certain equity awards because they are anti-dilutive. Such equity awards are as set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-dilutive equity awards	9	6	8	6
9. EQUITY-BASED COMPENSATION
Stock Options and Restricted Stock Units
The following table sets forth the number of Time Inc. stock options and RSUs granted for the nine months ended September 30, 2016 and 2015 (in millions):

	Nine Months Ended September 30,
	2016	2015
Stock options	3	1
RSUs	2	1
The Company adopted the 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”) in June 2016, which replaces and supersedes the 2014 Omnibus Incentive Compensation Plan (the "2014 Omnibus Plan"). Awards granted under the 2014 Omnibus Plan remain in effect pursuant to their terms. Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal annual installments, and expire ten years from the date of grant. RSUs granted generally vest in four equal annual installments.  Upon the exercise of a stock option award, or vesting of an RSU, shares of Time Inc. common stock may be issued from authorized but unissued shares or treasury stock, if applicable. As of September 30, 2016, we did not have any treasury stock. There were no Time Inc. stock options exercised during both the nine months ended September 30, 2016 and 2015. Approximately 1 million RSUs vested into common shares during both the nine months ended September 30, 2016 and 2015.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the weighted-average assumptions used to value Time Inc. stock options at their grant date and the weighted-average grant date fair value per option:

	Nine Months Ended September 30,
	2016	2015
Expected volatility	29.79%	27.64%
Expected term to exercise from grant date (in years)	5.38	5.24
Risk-free rate	1.35%	1.67%
Expected dividend yield	5.22%	3.21%
Weighted average grant date fair value per option	$2.28	$4.49
The following table sets forth the weighted average grant date fair value of Time Inc. RSUs:

	Nine Months Ended September 30,
	2016	2015
RSUs	$16.51	$22.27
Compensation expense recognized for equity-based awards for the three and nine months ended September 30, 2016 and 2015 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
RSUs	$4	$7	$16	$24
Stock options	1	—	4	3
Total impact on Operating income (loss)	$5	$7	$20	$27
Income tax benefit recognized	$1	$3	$5	$7
Total unrecognized compensation cost related to unvested Time Inc. RSUs as of September 30, 2016, without taking into account expected forfeitures, was $43 million and is expected to be recognized over a weighted-average period between one and three years.
Total unrecognized compensation cost related to unvested Time Inc. stock options as of September 30, 2016, without taking into account expected forfeitures, was $6 million and is expected to be recognized over a weighted-average period between one and three years.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Outperformance Plan
On February 8, 2016, the Company adopted a long-term incentive outperformance program (the “Outperformance Plan”) under the 2014 Omnibus Plan. The Outperformance Plan is designed to incentivize and reward executive officers and a small number of key senior level executives for effecting the successful transformation of our business, as measured by the growth in our stock price over the next two years. Stock price performance under the Outperformance Plan is measured as the average closing price of our common stock from February 15, 2018 through March 15, 2018. Under the plan, recipients will be rewarded for value creation measured in share price upon the vesting of the performance stock units ("PSUs").
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
The PSUs will vest on March 15, 2018 with the payout of shares determined by the share price between February 15 and March 15, 2018. Each PSU represents the unfunded, unsecured right to receive one share of our common stock on the vesting date but carries no voting or dividend rights. PSUs generally are eligible to vest (based on the stock price at the end of the performance period) on a pro rata basis if an employee terminates before the end of the performance period due to death or disability. Non-vested PSUs are generally forfeited upon termination for any other reason. The expense related to these PSUs is recognized on a straight-line basis over the incentive period based on the grant date fair value. The fair value and compensation expense of each PSU is determined on date of grant by using the Monte Carlo valuation model.
For the nine months ended September 30, 2016, Time Inc. granted 1 million PSUs, the compensation expense was $1 million and the income tax benefit related to these awards was $1 million. Total unrecognized compensation cost related to the unvested Time Inc. PSUs as of September 30, 2016, without taking into account expected forfeitures, was $4 million.
10. BENEFIT PLANS
Defined Benefit Pension Plans
We participate in various funded and unfunded noncontributory defined benefit plans, including international plans in the United Kingdom, Germany and Benelux. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation during their employment period. During the nine months ended September 30, 2016, we contributed $12 million to our international pension plans. During the nine months ended September 30, 2015, we contributed $13 million to our international pension plans.
Components of net periodic benefit cost (income) for the three and nine months ended September 30, 2016 and 2015 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest cost	$4	$7	$16	$20
Expected return on plan assets	(10)	(11)	(34)	(34)
Amortization of net loss	1	1	3	2
Settlement	—	6	—	6
Net periodic benefit cost (income)	$(5)	$3	$(15)	$(6)

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. RESTRUCTURING AND SEVERANCE COSTS
Our Restructuring and severance costs primarily relate to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance costs for the three and nine months ended September 30, 2016 and 2015 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restructuring and severance costs	$43	$8	$54	$22
Selected information relating to Restructuring and severance costs is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2015	$66	$142	$208
Net accruals	53	1	54
Cash paid	(47)	(113)	(160)
Noncash adjustments(a)	(2)	—	(2)
Remaining liability as of September 30, 2016	$70	$30	$100
__________________________

(a)	Noncash adjustments to employee terminations relate to the effect of foreign exchange rate changes.
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
In July 2016, we announced an extensive realignment program that is intended to unify and centralize the editorial, advertising sales and brand development organizations. For the three months ended September 30, 2016, the $43 million net Restructuring and severance costs primarily related to the July realignment.
As of September 30, 2016, of the remaining $100 million liability, $89 million was classified as a current liability in the Balance Sheets, with the remaining $11 million classified as a noncurrent liability. Amounts classified as noncurrent liabilities are expected to be paid through 2018 and relate to severance and lease exit costs. During the three months ended September 30, 2016, we reversed $1 million of restructuring charges primarily due to headcount reductions. During the nine months ended September 30, 2016, we reversed $8 million of restructuring charges due to both modifications to certain employee termination agreements and settlement of certain lease obligations. During the three and nine months ended September 30, 2015, we reversed $4 million and $8 million, respectively, of restructuring charges due to both modifications to certain employee termination agreements and settlement of certain lease obligations.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, "Anderson News") filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York (the “District Court”) against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time Inc. Retail (formerly Time/Warner Retail Sales & Marketing, Inc.) ("TIR"). Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Specifically, plaintiffs allege that defendants conspired to reduce competition in the wholesale market for single-copy magazines by rejecting the magazine distribution surcharge proposed by Anderson News and another magazine wholesaler and refusing to distribute magazines to them. Plaintiffs are seeking (among other things) an unspecified award of treble monetary damages against defendants, jointly and severally. On August 2, 2010, the District Court granted defendants' motions to dismiss the complaint with prejudice and, on October 25, 2010, the District Court denied Anderson News' motion for reconsideration of that dismissal. On November 8, 2010, Anderson News appealed and, on April 3, 2012, the U.S. Court of Appeals for the Second Circuit (the “Circuit Court”) vacated the District Court's dismissal of the complaint and remanded the case to the District Court. On January 7, 2013, the U.S. Supreme Court denied defendants' petition for writ of certiorari to review the judgment of the Circuit Court vacating the District Court's dismissal of the complaint. In February 2014, Time Inc. and several other defendants amended their answers to assert antitrust counterclaims against plaintiffs. On December 19, 2014, the defendants filed a motion for summary judgment on Anderson News' claims and Anderson News filed a motion for summary judgment on the antitrust counterclaim. On August 20, 2015, the District Court granted the defendants’ motion for summary judgment on Anderson News’ claims and granted Anderson News’ motion for summary judgment on the defendants’ antitrust counterclaim. On August 25, 2015, Anderson News filed a notice with the Circuit Court appealing the District Court’s dismissal of Anderson News’ claims, and on September 14, 2015, the defendants filed a notice with the Circuit Court appealing the District Court’s dismissal of the defendants’ antitrust counterclaim. On December 8, 2015, Anderson News filed its appellate brief with the Circuit Court and on March 8, 2016, the defendants filed their appellate briefs with the Circuit Court. Anderson’s reply brief was filed on May 9, 2016 and the defendants’ sur-reply brief was filed on May 23, 2016. Oral argument on the appeal is scheduled for December 2, 2016
On November 14, 2011, TIR and several other magazine publishers and distributors filed a complaint in the U.S. Bankruptcy Court for the District of Delaware against Anderson Media Corporation, the parent company of Anderson News, and several Anderson News affiliates. Plaintiffs, acting on behalf of the Anderson News bankruptcy estate, seek to avoid and recover in excess of $70 million that they allege Anderson News transferred to the Anderson News-affiliated insider defendants in violation of the United States Bankruptcy Code and Delaware state law prior to the involuntary bankruptcy petition filed against Anderson News by certain of its creditors. On December 28, 2011, the defendants moved to dismiss the complaint. On June 5, 2012, the court denied defendants' motion. On November 6, 2013, the bankruptcy court lifted the automatic stay barring claims against the debtor, allowing Time Inc. and others to pursue an antitrust counterclaim against Anderson News in the antitrust action brought by Anderson News in the U.S. District Court for the Southern District of New York (described above).

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 26, 2010, the Canadian Minister of National Revenue denied the claims by TIR for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines, and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency ("CRA"), arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into, and had displayed at retail locations in, Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the CRA, asserting the same arguments made in the objection TIR filed on January 21, 2011. Beginning in 2015, the collections department of the CRA requested payment of both assessments plus accrued interest or the posting of sufficient security.  In each instance, TIR responded by stating that collection should remain stayed pending resolution of the issues raised by TIR’s objection. On February 8, 2016, the Company filed an application for a remission order with the International Trade Policy Division of Finance Canada to seek relief from the assessments and the CRA’s collection efforts.  On February 12, 2016, TIR filed a complaint with the Office of the Taxpayers’ Ombudsman about the CRA’s failure for more than five years to rule on TIR’s objections to the reassessments. TIR requested that the Ombudsman Office recommend to the CRA that the reassessments be vacated or the CRA support TIR’s application for a remission order.  On March 2, 2016, the CRA proposed that the Tax Court of Canada resolve the issue of whether TIR or the publishers are entitled to the input tax credits. On March 9, 2016, TIR agreed to the proposal. On May 6, 2016, TIR filed a Notice of Appeal with the Tax Court of Canada of the assessments issued by the CRA and on July 25, 2016, the CRA filed a Reply to TIR's Notice of Appeal. The matter remains unresolved.  Including interest accrued on both reassessments, the total reassessment by the CRA for the years 2006 to 2010 was C$91.1 million as of November 30, 2015.
On October 3, 2012, Susan Fox filed a class action complaint (the "Complaint") against Time Inc. in the United States District Court for the Eastern District of Michigan alleging violations of Michigan’s Video Rental Privacy Act (“VRPA”) as well as claims for breach of contract and unjust enrichment. The VRPA limits the ability of entities engaged in the business of selling, renting or lending retail books or other written materials from disclosing to third parties certain information about customers’ purchase, lease or rental of those materials. The Complaint alleges that Time Inc. violated the VRPA by renting to third parties lists of subscribers to various Time Inc. magazines. The Complaint sought injunctive relief and the greater of statutory damages of $5,000 per class member or actual damages. On December 3, 2012, Time Inc. moved to dismiss the Complaint on the grounds that it failed to state claims for relief and because the named plaintiff lacked standing because she suffered no injury from the alleged conduct. On August 6, 2013, the court granted, in part, and denied, in part, Time Inc.’s motion, dismissing the breach of contract claim but allowing the VRPA and unjust enrichment claims to proceed. On November 11, 2013, Rose Coulter-Owens replaced Susan Fox as the named plaintiff. On March 13, 2015, the plaintiff filed a motion seeking to certify a class consisting of all Michigan residents who between March 31, 2009 and November 15, 2013 purchased a subscription to TIME, Fortune or Real Simple magazines through any website other than Time.com, Fortune.com and RealSimple.com. On July 27, 2015, the court granted plaintiff’s motion to certify the class, which we estimate to comprise approximately 40,000 consumers. On August 31, 2015, Time Inc. and the plaintiff moved for summary judgment and on October 1, 2015 both parties filed briefs in opposition to their adversaries’ motions. On February 16, 2016, the court granted Time Inc.'s motion for summary judgment and dismissed the case. On March 16, 2016, the plaintiff filed a notice with the Circuit Court appealing the District Court’s dismissal of plaintiff’s claims. On May 26, 2016, Time Inc. filed a motion to dismiss the appeal on the ground that plaintiff lacked standing to pursue her claims. Plaintiff filed her opposition brief on June 23, 2016 and Time Inc. filed its reply brief on July 12, 2016. On September 22, 2016, the Motions Part of the Circuit Court issued an order directing that Time Inc.'s motion to dismiss the appeal should be decided by the appellate panel that was assigned the plantiff's appeal on the merits. Pursuant to a new schedule set by the Court, the appellate briefs will be filed between November 4, 2016 and January 26, 2017. On February 19, 2016, the same law firm representing Coulter-Owens filed another class action, entitled Perlin v. Time Inc., in the United States District Court for the Eastern District of Michigan alleging violations of the VRPA as well as a claim for unjust enrichment. This lawsuit was filed on behalf of Michigan residents who purchased subscriptions directly from Time Inc. On May 6, 2016 and May 31, 2016, Time Inc. moved to dismiss the Complaint. Perlin filed an opposition brief on June 27, 2016 and Time Inc. filed

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

its reply brief on July 11, 2016. Oral argument was held on Time Inc.'s motion to dismiss on September 1, 2016. We are awaiting the Court's decision.
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
13. ADDITIONAL FINANCIAL INFORMATION
Additional financial information with respect to Inventories, net of reserves, Prepaid expenses and other current assets, Other assets, Accounts payable and accrued liabilities, Other noncurrent liabilities, Other (income) expense, net and cash payments for taxes and interest is as follows (in millions):

	September 30, 2016	December 31, 2015
Inventories, net of reserves:
Raw material - paper	$35	$32
Finished goods	3	3
Total inventories, net of reserves	$38	$35

	September 30, 2016	December 31, 2015
Prepaid expenses and other current assets:
Prepaid production costs	$28	$27
Prepaid income taxes(a)	11	65
Prepaid commissions	17	23
Postage deposit	17	14
Other prepaid expenses and other current assets(b)	67	58
Total prepaid expenses and other current assets	$140	$187

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2016	December 31, 2015
Other assets:
Noncurrent pension assets	$93	$74
Notes receivable(b)	11	—
Other noncurrent assets	46	42
Total other assets	$150	$116

	September 30, 2016	December 31, 2015
Accounts payable and accrued liabilities:
Accounts payable	$225	$265
Accrued compensation	106	117
Restructuring and severance	89	177
Distribution expenses payable	37	23
Rebates and allowances	43	32
Accrued other taxes	27	19
Accrued interest	15	8
Barter liabilities	9	8
Deferred gain(c)	9	10
Contingent consideration	3	6
Other current liabilities	17	18
Total accounts payable and accrued liabilities	$580	$683

	September 30, 2016	December 31, 2015
Other noncurrent liabilities:
Deferred rent	$104	$79
Deferred gain(c)	70	87
Noncurrent tax reserves and interest	36	39
Liability to Time Warner	26	25
Noncurrent deferred compensation	28	30
Restructuring and severance	11	31
Noncurrent pension and postretirement liabilities	10	11
Contingent consideration	4	7
Other noncurrent liabilities	26	23
Total other noncurrent liabilities	$315	$332

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Other (income) expense, net:
(Income) loss on equity-method investments	$1	$1	$12	$8
Investment (gains) losses, net	1	(3)	1	(4)
(Gain) loss on extinguishment of debt	—	—	(4)	—
Other income	—	—	—	(1)
Total other (income) expense, net	$2	$(2)	$9	$3

	Nine Months Ended September 30,
	2016	2015
Cash Flows:
Cash payments made for income taxes	$2	$34
Income tax refund received	(58)	—
Cash tax (receipts) payments, net	$(56)	$34

Cash payments made for interest	$41	$44
Interest income received	(1)	—
Cash interest (receipts) payments, net	$40	$44
__________________________

(a)	Decrease in prepaid income taxes was largely driven by domestic income tax refunds received during the nine months ended September 30, 2016.

(b)
In the nine months ended September 30, 2016, we provided a £10 million loan ($2 million in Prepaid expenses and other current assets and $11 million in Other assets as of September 30, 2016) to a new printing vendor for our UK operations to assist in financing its purchase of the printing facilities of our former printing vendor. The loan was provided in order to maintain continuity in printing operations for our UK business. The interest rate on the loan is 8% per annum and has a term of five years with principal repayments of £0.3 million per quarter and £5 million at the end of the five year term.

(c)	The Deferred gain related to the sale-leaseback of the Blue Fin Building in the fourth quarter of 2015 will be recognized ratably over the lease term through 2025.

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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. Our discussion is presented on a consolidated basis. We report as one reportable segment. In addition, a brief description is provided of significant transactions and events that impacted the comparability of the results being analyzed.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2016, as well as an analysis of our cash flows for the nine months ended September 30, 2016 and 2015. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed as of September 30, 2016 and December 31, 2015.
Caution Concerning Forward-Looking Statements. This section provides a description of the use of forward-looking information appearing in this report, including MD&A and the accompanying Financial Statements.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW
Business Description
We generate revenues primarily from the sale of advertising in our magazines and through web-based advertising products and from magazine subscriptions and newsstand sales. We operate as one reportable segment and the majority of our revenues are generated in the United States. During the nine months ended September 30, 2016, we generated Revenues of $2,209 million (a decrease of $17 million from $2,226 million for the nine months ended September 30, 2015); Operating loss of $120 million (an increase of $713 million from Operating loss of $833 million for the nine months ended September 30, 2015); Net loss of $104 million (an increase of $794 million from a Net loss of $898 million for the nine months ended September 30, 2015); and Cash provided by operations of $106 million (a decrease of $21 million from $127 million for the nine months ended September 30, 2015).
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
Additionally, as a result of the June 23, 2016 referendum by British voters to exit the European Union (“Brexit”), global markets and foreign currencies have been adversely impacted. In particular, the value of the British Pound has sharply declined as compared to the U.S. Dollar and other currencies. A weaker British Pound compared to the U.S. Dollar during a reporting period would cause local currency results of our United Kingdom (“U.K.”) operations to be translated into fewer U.S. Dollars. This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the European Union, but it is uncertain over what time period this will occur. A significantly weaker British Pound compared to the U.S. Dollar could have an adverse effect on the Company’s business, financial condition and results of operations.
Business Strategy
We are pursuing initiatives to help mitigate the declines in our print advertising and circulation revenues, including building audiences across our owned and operated websites as well as social platforms, and developing new ways to serve advertisers, including building native advertising and custom content solutions. In addition, we are developing data, targeting and measurement capabilities on behalf of advertisers and for our consumer marketing efforts. The Viant acquisition enables us to target specific individuals and customize marketing messages on behalf of advertisers across devices with enhanced data. In addition, we are improving our operating efficiency through management of our cost structure.
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

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Investing in digital media, including mobile, video and extensions of our brands across our owned and operated sites as well as social media; in July 2016, our editorial organization was unified under our new Chief Content Officer in order to develop common tools and processes at scale and to share content more easily;

•	In July 2016, our U.S. sales organization was moved to a centralized reporting structure expanding cross-brand advertising sales, and we established a dedicated digital sales team;

•	Building native advertising and custom content capabilities across our portfolio and at The Foundry in Brooklyn, NY;

•
In July 2016, we announced new structures for our digital edit, digital product and digital sales teams to operate more nimbly across the portfolio; this enables us to more easily deploy common content strategies, advertising products, standards and tools;

•	Deploying channel optimization and subscriber targeting capabilities to optimize price, offer and revenue;

•	Expanding our marketing and technical expertise to monetize products and services, including extending those services to third parties;

•	Extending our brands beyond magazines, including through direct sale or licensing agreements related to consumer products and services;

•	Using our extensive database and consumer insights to extend data services to marketers, including investing to offer advertisers and agencies performance-based advertising solutions;

•	Expanding live events and conferences; and

•	Streamlining our organizational structure to drive operational efficiencies, including through global sourcing of staff.
Key Developments in 2016
Bizrate Acquisition
On September 6, 2016, we acquired Bizrate Insights Inc. (“Bizrate”), a consumer data company that specializes in developing consumer insights by extending its online and mobile surveys across partner sites. The acquisition was accounted for under the acquisition method. Accordingly, consideration transferred of $78 million ($80 million cash, net of settlement of a pre-existing relationship) was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. At the acquisition date, the consideration transferred of $78 million assigned to the net assets acquired is summarized as follows:

In millions of dollars
Goodwill	$56
Definite-lived intangible assets:
Merchant relationships	23
Software	3
Tradename	3
Deferred tax liability	(6)
Other liabilities	(1)
Total net assets acquired	$78

We valued the merchant relationships using the excess earnings method, an income approach. Under the excess earnings method, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

contributory assets (contributory charge) over its remaining useful life. Software assets were valued using the replacement cost approach. The replacement cost contemplates the cost to recreate the intangible asset. The tradename was valued using a relief from royalty approach, which is based on a hypothetical royalty that a market participant would otherwise be willing to pay to use the asset. Key unobservable inputs utilized in this valuation include the estimated cash flows for each definite-lived intangible asset, a royalty rate of 4%, a long-term growth rate of 3%, useful lives of 3-7 years, and a discount rate of 17%. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in changes to the final valuation.
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

In millions of dollars
Receivables	$49
Definite-lived intangible assets:
Technology and database	23
Websites	7
Customer relationships	6
Tradenames	5
Other assets	3
Total assets acquired	$93
In connection with the acquisition, during the nine months ended September 30, 2016, we recorded a $6 million pretax Bargain purchase (gain) ($3 million, net of a deferred tax liability). We were able to realize a gain because Viant was in need of capital to continue its operations and was unable to secure sufficient capital in the time frame it required. We have assessed the identification of and valuation assumptions surrounding the assets acquired and the consideration transferred and have determined that the recognition of a bargain purchase gain is appropriate. The Company retained an independent third party to assist management in determining the fair value of tangible and intangible assets acquired. The allocation of the purchase price is based on the best estimates of management.
For tax purposes, the Bargain purchase (gain) resulted in the reduction of the tax basis in identifiable intangibles, resulting in a deferred tax liability of $3 million being recorded on the opening balance sheet. This deferred tax liability reduced the Bargain purchase (gain), and the Bargain purchase (gain) is not taxable.
Technology and database assets are being amortized over a weighted average useful life of seven years, websites are being amortized over a weighted average useful life of five years, customer relationships are being amortized over a weighted average useful life of five years, and tradenames are being amortized over a weighted average useful life of ten years. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. We valued the technology and database, customer relationships, and tradenames using variations of the income approach. The primary asset of Viant’s business is the technology and database, which was valued as a single asset using the excess earnings method. Customer relationships and tradenames were valued using the relief-from-royalty method, and with and without method, respectively, all income approaches. Websites were valued using a replacement cost approach.
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
The carrying value for Receivables approximated their fair values. The uncollectible amount of Receivables is not expected to be significant.
Other Acquisitions
During the nine months ended September 30, 2016, we completed additional acquisitions for total cash consideration, net of cash acquired, of $26 million. Additional consideration may be required to be paid by us that primarily relates to earn-outs that are contingent upon the achievement of certain performance objectives by the end of 2017, which are estimated to be $2 million. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired has been recorded as Goodwill. The fair values assigned to the assets acquired and liabilities assumed are preliminary and are subject to change. Any changes in these fair values could potentially result in an adjustment to the Goodwill recorded for these transactions if such adjustments are within one year of the acquisition date. Our results of operations include the operations of these additional acquisitions from the date of the respective acquisitions but such activities were not significant for the three and nine months ended September 30, 2016. In conjunction with one of these acquisitions, we also recognized a loss relating to a write off of an asset of $3 million previously recognized in our Financial Statements during the nine months ended September 30, 2016 that will not be realized as a result of the acquisition. This loss is reported within transaction costs in Selling, general and administrative expenses on the accompanying Statements of Operations.
Disposition
On April 1, 2016, we completed the sale of This Old House Ventures, LLC and This Old House Productions, LLC (together, “TOH”).  The assets and liabilities associated with TOH met the criteria for classification as Assets and Liabilities held for sale as of March 31, 2016. Upon disposal, assets of $27 million primarily related to Goodwill, and liabilities of $10 million primarily related to Deferred revenue, were derecognized from our Balance Sheet. We recognized a pretax gain of $11 million within (Gain) loss on operating assets, net for the nine months ended September 30, 2016.
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
During the nine months ended September 30, 2016, we repurchased approximately 7.33 million shares of our common stock at a weighted average price of $14.82 per share. During the nine months ended September 30, 2016,

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

we repurchased $50 million in aggregate principal amount of our 5.75% Senior Notes at a discounted price together with accrued interest for a total of $46 million. As a result of the repurchase, we recognized a pretax gain on extinguishment of $4 million. As of September 30, 2016, $128 million of share repurchases and $75 million of debt repayment and/or repurchases remained under the authorization.
Myspace Data Breach
In May 2016, our Viant subsidiary became aware that email addresses, usernames, and hashed passwords for approximately 360 million Myspace user accounts were being made available for sale online. Shortly thereafter, our Viant subsidiary engaged a computer forensics firm that specializes in investigating data breaches to investigate this potential data breach. Based on the forensic firm’s analysis and review of all available data sources and systems, it appears that the breach most likely occurred at some point between June 2013 and mid-2015, although a more recent compromise cannot be ruled out with absolute certainty. As Myspace has already reported, it has sent a notice to all impacted users concerning the incident and is working proactively with law enforcement authorities. The Myspace breach did not affect any of Time Inc.’s systems, subscriber information or other media properties and did not have any material impact on our business.
Recent Accounting Guidance
See Note 1, "Description of Business and Basis of Presentation" to the accompanying Financial Statements for a discussion of recent accounting guidance.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Transactions and Other Items Affecting Comparability
As more fully described herein and in the related notes to the accompanying Financial Statements, the comparability of our results has been affected by the following during the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restructuring and severance costs	$43	$8	$54	$22
Asset impairments	188	—	189	—
Goodwill impairment	—	952	—	952
(Gain) loss on operating assets, net	(2)	—	(18)	—
Pension settlements/curtailments	—	6	—	6
Other costs	2	3	23	5
Impact on Operating income (loss)	$231	$969	$248	$985
(Gain) loss on non-operating assets, net	—	—	—	(2)
Bargain purchase (gain)	—	—	(3)	—
(Gain) loss on extinguishment of debt	—	—	(4)	—
Income tax impact of above items	(86)	(16)	(93)	(22)
Impact on Net income (loss) applicable to Time Inc. stockholders from items affecting comparability	$145	$953	$148	$961
Restructuring and Severance Costs
For the three and nine months ended September 30, 2016, we incurred net Restructuring and severance costs of $43 million and $54 million, respectively. These charges primarily related to headcount reductions in conjunction with the realignment program to unify and centralize the editorial, advertising sales and brand development organizations for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, we incurred Restructuring and severance costs of $8 million and $22 million, respectively, primarily related to headcount reductions and real estate consolidations.
Asset Impairments
For the three and nine months ended September 30, 2016, we recognized Asset impairments of $188 million and $189 million, respectively, primarily related to an impairment of a domestic tradename intangible. There were no such charges during the three and nine months ended September 30, 2015.
Goodwill Impairment
There was no Goodwill impairment charge during the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, we recognized a Goodwill impairment charge of $952 million.
(Gain) Loss on Operating Assets, Net
For the three and nine months ended September 30, 2016, we recognized a pretax Gain on operating assets, net of $2 million and $18 million, respectively. The Gain on operating assets, net for the nine months ended September 30, 2016 includes the $11 million pretax gain recognized related to the sale of TOH. The Gain on operating assets, net for the nine months ended September 30, 2016 also includes the recognition of the deferred gain from the sale-leaseback of the Blue Fin Building in the fourth quarter of 2015. There were no such gains or losses during the three and nine months ended September 30, 2015.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pension Settlements/Curtailments
There were no gains or losses recognized on pension settlements or curtailments during the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, we recognized a noncash pretax loss of $6 million in connection with the settlement of our domestic excess pension plan.
Other Costs
For the three and nine months ended September 30, 2016, Other costs, included within Selling, general and administrative expenses on the accompanying Statements of Operations, was $2 million and $23 million, respectively. These charges related to costs in connection with mergers, acquisitions, investments and dispositions for the three months ended September 30, 2016 relating in part to payments made to certain vendors of the Viant business in order to continue receiving services from such vendors, as well as a settlement loss for the nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, Other costs were $3 million and $5 million, respectively, relating to costs in connection with mergers, acquisitions, investments and dispositions.
(Gain) Loss on Non-operating Assets, Net
There were no gains or losses on non-operating assets during the three and nine months ended September 30, 2016. In April 2015, we acquired the remaining 50% interest in a U.K. joint venture to establish Look magazine as a consolidated division of our Time Inc. UK operations. This transaction resulted in a gain of $2 million included within Other (income) expense, net on the accompanying Statements of Operations for the nine months ended September 30, 2015.
Bargain Purchase (Gain)
A Bargain purchase (gain) of $3 million was recognized in the nine months ended September 30, 2016. See Note 2, "Acquisitions and Dispositions" to the accompanying Financial Statements for further details on the Viant acquisition.
(Gain) Loss on Extinguishment of Debt
In the three and nine months ended September 30, 2016, we repurchased $5 million and $50 million in aggregate principal value of our 5.75% Senior Notes with accrued interest for a total of $5 million and $46 million, respectively. During the three months ended September 30, 2016, the pretax gain on extinguishment was not significant. During the nine months ended September 30, 2016, we recognized a pretax gain on extinguishment of $4 million. There were no gains or losses on extinguishment of debt during the three and nine months ended September 30, 2015. Gains and losses on extinguishment of debt are included in Other (income) expense, net on the accompanying Statements of Operations.
Other Items Affecting Comparability
In addition to the items described above, the following items affected comparability of results for the three and nine months ended September 30, 2016 and 2015:

•
Real Estate Related: We completed the relocation of our corporate headquarters and the sale-leaseback of the Blue Fin building during the fourth quarter of 2015. As a result, depreciation expense decreased $8 million and $28 million during the three and nine months ended September 30, 2016, respectively, compared to 2015 as we accelerated the depreciation on our tenant improvements at our former New York City headquarters at 1271 Avenue of the Americas in 2015 in anticipation of relocating at the end of 2015. We also recognized less depreciation expense in 2016 related to the sale-leaseback of the Blue Fin Building, partially offset by increased depreciation related to our new headquarters at 225 Liberty Street. Additionally, rent expense decreased $11 million and $30 million during the three and nine months ended September 30, 2016, respectively, compared to 2015 as we no longer have duplicate rent for our New York City facilities as we completed the exit from our former headquarters in the fourth quarter of 2015, partially offset by rent expense in the first quarter of 2016 related to the sale-leaseback of the Blue Fin Building.

•
Equity Method Losses: We had suspended recognizing equity losses for certain equity method investments during 2015 as our investee losses were in excess of the investments' carrying amounts. During the three and nine months

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ended September 30, 2016, we provided additional financial support to these equity-method investees and recognized $1 million and $12 million, respectively, in equity losses related to these fundings.

CONSOLIDATED RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying Statements of Operations.
Geographic Concentration of Revenues
A majority of our Revenues have been generated in the United States and, to a lesser extent, in the United Kingdom. For both the three and nine months ended September 30, 2016, 87% of our Revenues were generated in the United States and 10% of our Revenues were generated in the United Kingdom. For both the three and nine months ended September 30, 2015, 86% of our Revenues were generated in the United States, and for the three and nine months ended September 30, 2015, 11% and 12% of our Revenues were generated in the United Kingdom, respectively. We expect the majority of our revenues will continue to be generated in the United States for the foreseeable future.
Seasonality
Our quarterly performance typically reflects moderate seasonal fluctuations. Advertising revenues from our magazines and websites are typically higher in the fourth quarter of the year due to higher consumer spending activity and corresponding higher advertiser demand to reach our audiences during this period.
Results of Operations – Three months ended September 30, 2016 versus the three months ended September 30, 2015
The table below provides a summary of our results of operations for the three months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,
	2016	2015	% Change
Revenues	$750	$773	(3%)
Operating expenses	917	1,672	(45%)
Operating income (loss)	$(167)	$(899)	81%
Interest expense, net	16	19	(16%)
Other (income) expense, net	2	(2)	NM
Income tax provision (benefit)	(73)	(3)	NM
Net income (loss)	$(112)	$(913)	88%
_______________________
NM - Not Meaningful

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues
The following table presents our Revenues, by type, for the three months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,
	2016	2015	% Change
Revenues
Advertising
Print and other advertising	$288	$319	(10%)
Digital advertising	129	79	63%
Total advertising revenues	$417	$398	5%
Circulation	223	261	(15%)
Other	110	114	(4%)
Total revenues	$750	$773	(3%)
The following table presents our Revenues, by type, as a percentage of total revenues for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
Revenues
Advertising	56%	51%
Circulation	30%	34%
Other	14%	15%
Total revenues	100%	100%
Advertising Revenues
For the three months ended September 30, 2016, Advertising revenues increased 5% as compared to the three months ended September 30, 2015. The increase in Advertising revenues was driven by a 63% increase in our Digital advertising revenues primarily resulting from the Viant acquisition and to a lesser extent growth in Digital advertising revenues relating to programmatic sales. This increase in Digital advertising revenues in 2016 as compared to 2015 reflects the investments we have made in digital advertising products including people-based targeting across devices with enhanced data, and native advertising capabilities. Partially offsetting the increase in our Digital advertising revenues for the three months ended September 30, 2016 was a 10% decrease in our Print and other advertising revenues. The stronger U.S. dollar relative to the British pound adversely impacted Advertising revenues for the three months ended September 30, 2016 by $5 million.
The decline in print magazine advertising revenues was attributable to fewer advertising pages sold primarily resulting from the continuing trend of advertisers shifting advertising spending from print to other media, and by lower average price per page of advertising sold. These were partially offset by a benefit of $10 million related to certain advertising revenues being recognized on a gross basis in 2016 that had been recognized on a net basis in 2015. As compared to the three months ended September 30, 2015, our domestic titles experienced advertising declines, with particular weakness in the technology/telecommunications, automotive and fashion/retail categories. We expect the adverse market conditions associated with our Print and other advertising revenues to continue. However, we are pursuing strategies to benefit from the growth of our mobile audiences, including building native advertising and custom content solutions for advertisers. The Viant acquisition enables us to provide advertisers with people-based ad target capabilities across devices. We continue to invest in video to participate in the shift of advertising dollars into digital video.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Circulation Revenues
The components of Circulation revenues for the three months ended September 30, 2016 and 2015 are as follows (in millions):

	Three Months Ended September 30,
	2016	2015	% Change
Circulation
Subscription	$148	$168	(12%)
Newsstand	68	86	(21%)
Other circulation	7	7	—%
Total circulation revenues	$223	$261	(15%)
For the three months ended September 30, 2016, Circulation revenues decreased 15% as compared to the three months ended September 30, 2015 due to lower domestic Subscription revenues and a decline in both domestic and international Newsstand revenues. Circulation revenues also declined $5 million as a result of the net impact of acquisitions and dispositions. The stronger U.S. dollar relative to the British pound adversely impacted Circulation revenues for the three months ended September 30, 2016 by $8 million. The decline in Circulation revenues was primarily due to the continued shift in consumer preferences from print to digital media. We expect the market conditions associated with our Circulation revenues to continue.
Other Revenues
Other revenues, which include marketing and support services provided to third parties, branded book publishing, events, and licensing, decreased 4% in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, to $110 million primarily due to a decline from branded book publishing.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
The components of Operating expenses for the three months ended September 30, 2016 and 2015 are as follows (in millions):

	Three Months Ended September 30,
	2016	2015	% Change
Operating expenses
Costs of revenues
Production costs	$154	$168	(8%)
Editorial costs	101	100	1%
Other	71	42	69%
Total costs of revenues(a)	$326	$310	5%
Selling, general and administrative expenses(a)	326	359	(9%)
Asset impairments	188	—	NM
Goodwill impairment	—	952	(100%)
Restructuring and severance costs	43	8	NM
Depreciation	14	22	(36%)
Amortization of intangible assets	22	21	5%
(Gain) loss on operating assets, net	(2)	—	NM
Operating expenses	$917	$1,672	(45%)
_______________________

NM	- Not Meaningful

(a)	Costs of revenues and Selling, general and administrative expenses set forth above exclude depreciation.
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
For the three months ended September 30, 2016, Costs of revenues increased 5% as compared to the three months ended September 30, 2015. Production costs decreased 8% primarily due to lower paper prices and volume, and a reduction in postage rates. Editorial costs increased as a result of growth initiatives and digital investments, partially offset by the benefit of cost savings initiatives. Other costs of revenues increased $29 million or 69% as compared to the prior year primarily driven by costs of operations of acquired businesses as well as $10 million of costs that were reported net in Print and other advertising revenues in 2015 that are now included in Other costs of revenues in 2016. The stronger U.S. dollar relative to the British pound favorably impacted Costs of revenues for the three months ended September 30, 2016 by $6 million.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses
For the three months ended September 30, 2016, SG&A decreased 9% as compared to the three months ended September 30, 2015. Included in SG&A for the three months ended September 30, 2016 and 2015 were $2 million and $3 million, respectively, of other costs related to mergers, acquisitions, investments and dispositions ("transaction costs"). The decrease in SG&A was primarily driven by the benefits realized from previously announced cost savings initiatives, including real estate, and noncash losses recognized in the three months ended September 30, 2015 in connection with the settlement of a domestic excess pension plan. These decreases were partially offset by the costs of operations of acquired businesses and expenses related to growth initiatives. The stronger U.S. dollar relative to the British pound benefited SG&A by $6 million for the three months ended September 30, 2016.
Asset Impairments
For the three months ended September 30, 2016, we recognized Asset impairments of $188 million primarily related to an impairment of a domestic tradename intangible. There were no such charges during the three months ended September 30, 2015.
Goodwill Impairment
There was no Goodwill impairment charge during the three months ended September 30, 2016. For the three months ended September 30, 2015, we recognized a noncash Goodwill impairment charge of $952 million.
Restructuring and Severance Costs
For the three months ended September 30, 2016 and 2015, we incurred Restructuring and severance costs of $43 million and $8 million, respectively. Restructuring and severance costs in 2016 increased primarily due to the realignment program to unify and centralize the editorial, advertising sales and brand development organizations.
Depreciation
Depreciation expense was $14 million and $22 million for the three months ended September 30, 2016 and 2015, respectively. The $8 million decrease reflects accelerated depreciation in 2015 of assets at our former headquarters at 1271 Avenue of the Americas in anticipation of relocating at the end of 2015, as well as less depreciation expense in 2016 related to the sale-leaseback of the Blue Fin Building in the fourth quarter of 2015. These decreases were partially offset by increased depreciation related to our new headquarters at 225 Liberty Street.
Amortization of Intangible Assets
Amortization of intangible assets was $22 million and $21 million for the three months ended September 30, 2016 and 2015.
(Gain) Loss on Operating Assets, Net
The Gain on operating assets, net of $2 million for the three months ended September 30, 2016 reflects the recognition of the deferred gain from the sale-leaseback of the Blue Fin Building in the fourth quarter of 2015. There were no gains or losses on the sale of operating assets during the three months ended September 30, 2015.
Operating Income (Loss)
Operating loss for the three months ended September 30, 2016 was $167 million. Operating loss for the three months ended September 30, 2015 was $899 million.
Interest Expense, Net
Interest expense, net was $16 million and $19 million for the three months ended September 30, 2016 and 2015, respectively. Interest income for both the three months ended September 30, 2016 and 2015 was insignificant. The decrease in Interest expense, net was driven by lower debt outstanding due to repurchases.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other (Income) Expense, Net
Other (income) expense, net, was expense of $2 million and income of $2 million for the three months ended September 30, 2016 and 2015, respectively.
Income Tax Provision (Benefit)
For the three months ended September 30, 2016 and 2015, our Income tax benefit was $73 million and $3 million, respectively. Our effective income tax rate was 39% and nil for the three months ended September 30, 2016 and 2015, respectively. The change in the effective income tax rate for the three months ended September 30, 2016 was primarily due to the effect of the non-deductible Goodwill impairment recorded in the three months ended September 30, 2015.
Net Income (Loss)
Net income (loss) for the three months ended September 30, 2016 and 2015 was a Net loss of $112 million and $913 million, respectively.
Results of Operations – Nine months ended September 30, 2016 versus the nine months ended September 30, 2015
The table below provides a summary of our results of operations for the nine months ended September 30, 2016 and 2015 (in millions):

	Nine Months Ended September 30,
	2016	2015	% Change
Revenues	$2,209	$2,226	(1%)
Operating expenses	2,329	3,059	(24%)
Operating income (loss)	$(120)	$(833)	86%
Bargain purchase (gain)	(3)	—	NM
Interest expense, net	51	58	(12%)
Other (income) expense, net	9	3	NM
Income tax provision (benefit)	(73)	4	NM
Net income (loss)	$(104)	$(898)	88%
_______________________
NM - Not Meaningful
Revenues
The following table presents our Revenues, by type, for the nine months ended September 30, 2016 and 2015 (in millions):

	Nine Months Ended September 30,
	2016	2015	% Change
Revenues
Advertising
Print and other advertising	$857	$942	(9%)
Digital advertising	346	229	51%
Total advertising revenues	$1,203	$1,171	3%
Circulation	697	765	(9%)
Other	309	290	7%
Total revenues	$2,209	$2,226	(1%)

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents our Revenues, by type, as a percentage of total revenues for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Revenues
Advertising	54%	53%
Circulation	32%	34%
Other	14%	13%
Total revenues	100%	100%
Advertising Revenues
For the nine months ended September 30, 2016, Advertising revenues increased 3% as compared to the nine months ended September 30, 2015. The increase in Advertising revenues was driven by a 51% increase in our Digital advertising revenues primarily resulting from the Viant acquisition and to a lesser extent growth related to programmatic sales. Partially offsetting the increase in our Digital advertising revenues for the nine months ended September 30, 2016 was a 9% decrease in our Print and other advertising revenues primarily due to a decline in domestic print advertising revenues. The stronger U.S. dollar relative to the British pound adversely impacted Advertising revenues by $8 million for the nine months ended September 30, 2016.
The decline in print magazine advertising revenues was attributable to fewer advertising pages sold primarily resulting from the continuing trend of advertisers shifting advertising spending from print to other media, and by lower average price per page of advertising sold. These were partially offset by a benefit of $23 million related to certain advertising revenues being recognized on a gross basis in 2016 that had been recognized on a net basis in 2015. As compared to the nine months ended September 30, 2015, our domestic titles experienced advertising declines in the beauty, fashion/retail and technology/telecommunications categories. We expect the adverse market conditions associated with our Print and other advertising revenues to continue. However, we are pursuing strategies to benefit from the growth of our mobile audiences including building native advertising and custom content solutions for advertisers. The Viant acquisition enables us to provide advertisers with people-based ad target capabilities across devices. We continue to invest in video to participate in the shift of advertising dollars into digital video.
Circulation Revenues
The components of Circulation revenues for the nine months ended September 30, 2016 and 2015 are as follows (in millions):

	Nine Months Ended September 30,
	2016	2015	% Change
Circulation
Subscription	$463	$499	(7%)
Newsstand	210	245	(14%)
Other circulation	24	21	14%
Total circulation revenues	$697	$765	(9%)
For the nine months ended September 30, 2016, Circulation revenues decreased 9% as compared to the nine months ended September 30, 2015 due to lower domestic and international Subscription revenues and lower domestic and international Newsstand revenues. Circulation revenues also declined $12 million due to the net impact of acquisitions and dispositions. The stronger U.S. dollar relative to the British pound adversely impacted Circulation revenues for the nine months ended September 30, 2016 by $14 million. The decline in Circulation revenues was primarily due to the continued shift in consumer preference from print to digital media. We expect the market conditions associated with our Circulation revenues to continue.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Revenues
For the nine months ended September 30, 2016, Other revenues increased 7% as compared to the nine months ended September 30, 2015, to $309 million primarily due to benefits from acquisitions, partially offset by a decline from branded book publishing. For the nine months ended September 30, 2016, Other revenues included $45 million of revenues from acquisitions.
Operating Expenses
The components of Operating expenses for the nine months ended September 30, 2016 and 2015 are as follows (in millions):

	Nine Months Ended September 30,
	2016	2015	% Change
Operating expenses
Costs of revenues
Production costs	$478	$504	(5%)
Editorial costs	289	282	2%
Other	185	90	106%
Total costs of revenues(a)	$952	$876	9%
Selling, general and administrative expenses(a)	1,048	1,080	(3%)
Asset impairments	189	—	NM
Goodwill impairment	—	952	(100%)
Restructuring and severance costs	54	22	145%
Depreciation	41	69	(41%)
Amortization of intangible assets	63	60	5%
(Gain) loss on operating assets, net	(18)	—	NM
Operating expenses	$2,329	$3,059	(24%)
_______________________
NM - Not Meaningful

(a)	Costs of revenues and Selling, general and administrative expenses set forth above exclude depreciation.
Costs of Revenues
For the nine months ended September 30, 2016, Costs of revenues increased 9% as compared to the nine months ended September 30, 2015. Production costs decreased 5% due to favorable paper and printing costs, a lower volume of pages produced and lower distribution costs. Editorial costs increased primarily as a result of growth initiatives and digital investments, partially offset by the benefit of cost savings initiatives and lower editorial costs related to branded book publishing. Other costs of revenues increased $95 million or 106% as compared to the prior year primarily driven by costs of operations of acquired businesses as well as $23 million of costs that were reported in Print and other advertising revenues in 2015 that are now included in Other costs of revenue in 2016. The stronger U.S. dollar relative to the British pound favorably impacted Costs of revenues for the nine months ended September 30, 2016 by $11 million.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses
For the nine months ended September 30, 2016, SG&A decreased by 3% as compared to the nine months ended September 30, 2015. Included in SG&A for the nine months ended September 30, 2016 and 2015 were $23 million and $5 million, respectively, of transaction costs. Transaction costs for the nine months ended September 30, 2016 related in part to payments made to certain vendors of the Viant business in order to continue receiving services from such vendors. The other components of SG&A decreased by $40 million primarily driven by benefits realized from previously announced costs savings initiatives, including real estate, and noncash losses recognized in the three months ended September 30, 2015 in connection with the settlement of a domestic excess pension plan. These decreases were partially offset by the costs of operations of acquired businesses and an increase in expenses related to growth initiatives. The stronger U.S. dollar relative to the British pound benefited SG&A by $10 million for the nine months ended September 30, 2016.
Asset Impairments
For the nine months ended September 30, 2016, we recognized Asset impairment charges of $189 million primarily related to an impairment of a domestic tradename intangible. There were no such charges during the nine months ended September 30, 2015.
Goodwill Impairment
There was no Goodwill impairment charge during the nine months ended September 30, 2016. For the nine months ended September 30, 2015, we recognized a noncash Goodwill impairment charge of $952 million.
Restructuring and Severance Costs
For the nine months ended September 30, 2016 and 2015, we incurred Restructuring and severance costs of $54 million and $22 million, respectively. Restructuring and severance costs in 2016 primarily due to the realignment program to unify and centralize the editorial, advertising sales and brand development organizations. Restructuring and severance costs in 2015 primarily related to headcount reductions and settlement of certain real estate obligations.
Depreciation
Depreciation expense was $41 million and $69 million for the nine months ended September 30, 2016 and 2015, respectively. The $28 million decrease reflects accelerated depreciation in 2015 of assets at our former headquarters at 1271 Avenue of the Americas in anticipation of relocating at the end of 2015, as well as less depreciation expense in 2016 related to the sale-leaseback of the Blue Fin Building in the fourth quarter of 2015, partially offset by increased depreciation related to our new headquarters at 225 Liberty Street.
Amortization of Intangible Assets
Amortization of intangible assets was $63 million and $60 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in amortization expense was primarily the result of newly acquired intangible assets.
(Gain) Loss on Operating Assets, Net
Gain on operating assets, net of $18 million for the nine months ended September 30, 2016 was primarily related to a gain on sale of TOH of $11 million and the recognition of the deferred gain of $7 million from the sale-leaseback of the Blue Fin Building in the fourth quarter of 2015. There were no gains or losses on the sale of operating assets during the nine months ended September 30, 2015.
Operating Income (Loss)
Operating loss for the nine months ended September 30, 2016 was $120 million as compared to Operating loss for the nine months ended September 30, 2015 of $833 million.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bargain Purchase (Gain)
The Bargain purchase (gain) for the nine months ended September 30, 2016 was $3 million related to the Viant acquisition.
Interest Expense, Net
Interest expense, net was $51 million and $58 million for the nine months ended September 30, 2016 and 2015, respectively. Interest income for both the nine months ended September 30, 2016 and 2015 was insignificant. The decrease in Interest expense, net was driven by lower debt outstanding due to repurchases.
Other (Income) Expense, Net
Other (income) expense, net was expense of $9 million and $3 million for the nine months ended September 30, 2016 and 2015, respectively, and primarily consisted of losses on equity method investments, partially offset by the gain on extinguishment of debt.
Income Tax Provision (Benefit)
For the nine months ended September 30, 2016 and 2015, our Income tax benefit was $73 million and our Income tax provision was $4 million, respectively. Our effective income tax rate was 41% and nil for the nine months ended September 30, 2016 and 2015, respectively. The change in the effective income tax rate for the nine months ended September 30, 2016 was primarily due to the non-deductible Goodwill impairment recorded in the nine months ended September 30, 2015.
Net Income (Loss)
Net income (loss) was a Net loss of $104 million and $898 million for the nine months ended September 30, 2016 and 2015, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated positive net cash flow from operating activities. Sources of cash primarily include cash flow from operations, amounts available under our revolving credit facility (the "Revolving Credit Facility") and access to capital markets. Our access to additional borrowings under the Revolving Credit Facility is subject to the satisfaction of customary borrowing conditions, including the absence of any event or circumstance having a material adverse effect on our business. In addition, the obligation of the financial institutions under our Revolving Credit Facility are several and not joint, and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to other sources of capital such as the public bond markets. However, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including (i) our financial condition, prospects and credit rating, (ii) the liquidity of the overall capital markets and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on favorable terms or at all. As of September 30, 2016, total Cash and cash equivalents were $244 million, including $56 million held by foreign subsidiaries. As of September 30, 2016, we also held Short-term investments consisting of term deposits of $60 million with original maturities of greater than three months and remaining maturities of less than one year.
The principal uses of cash that affect our liquidity position include the following: operational expenditures including employee costs, paper purchases and capital expenditures; acquisitions; dividends and stock repurchases; debt repurchases and debt service costs, including interest and principal payments on our Senior Notes and senior credit facilities (the "Senior Credit Facilities"); investments; and income tax payments. Of the up to $300 million of stock repurchases and $200 million for debt repayments and/or repurchases authorized by our Board of Directors, $128 million and $75 million, respectively, remains unused as of September 30, 2016. We have been financing, and expect to finance in the future, repurchases under our 2015 share repurchase authorization and fund debt repayments and/or repurchases out of working capital and/or cash balances.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have evaluated and expect to continue to evaluate possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, the issuance of other securities or the assumption of indebtedness. In accordance with the provisions of our debt agreements, we may under certain circumstances be required to use the net cash proceeds of asset sales out of the ordinary course of business to prepay our debt unless we invest (or commit to invest) such proceeds in our business within 15 months of receipt.
On November 3, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on November 30, 2016, payable December 15, 2016. On August 4, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on August 31, 2016. A total of $19 million was paid on September 15, 2016 in respect of the dividend declared on August 4, 2016. On May 5, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on May 31, 2016. A total of $19 million was paid on June 15, 2016 in respect of the dividend declared on May 5, 2016. On February 11, 2016, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on February 29, 2016. A total of $20 million was paid on March 15, 2016 in respect of the dividend declared on February 11, 2016. Our Board of Directors has consistently declared quarterly dividends of $0.19 per common share since October 2014. We currently intend to continue to declare regular quarterly dividends on our outstanding common stock in respect of each completed fiscal quarter. The declaration and amount of any actual dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions.
We believe that a combination of cash-on-hand, cash generated from operating activities and availability under our Revolving Credit Facility will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our funding and investment requirements over the next twelve months and over the long-term.
Our level of debt could have important consequences on our business, including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. In addition, economic or market disruptions could lead to a decrease in demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position. As of September 30, 2016, the only utilization under the Revolving Credit Facility was letters of credit in the face amount of $2 million. Subject to the satisfaction of customary conditions, undrawn revolver commitments are available to be drawn for our general corporate purposes. We were in compliance with all of our debt covenants as of the filing of this quarterly report.
Sources and Uses of Cash
Cash and cash equivalents decreased by $407 million for the nine months ended September 30, 2016 as compared to the year ended December 31, 2015; and decreased $254 million for the nine months ended September 30, 2015 as compared to the year ended December 31, 2014. The components of these changes are discussed below.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Activities
Details of Cash provided by (used in) operations are as follows (in millions):

	Nine Months Ended September 30,
	2016	2015
Net income (loss)	$(104)	$(898)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations
Depreciation and amortization	104	129
Amortization of deferred financing costs and discounts on indebtedness	4	3
(Gain) loss on pension settlement	—	6
Asset impairments	189	—
Goodwill impairment	—	952
(Gain) loss on sale of operating assets	(11)	—
(Gain) loss on repurchases of 5.75% Senior Notes	(4)	—
(Gain) loss on non-operating assets, net	—	(2)
Amortization of deferred gain on sale-leaseback	(7)	—
Bargain purchase (gain)	(3)	—
Settlement loss	3	—
(Income) loss on equity-method investments	12	8
Equity-based compensation expense	21	28
Deferred income taxes	(77)	32
All other net, including working capital changes	(21)	(131)
Cash provided by (used in) operations(a)	$106	$127
___________________________

(a)
Includes domestic net income tax refunds received of $56 million and paid of $32 million for the nine months ended September 30, 2016 and 2015, respectively. Includes foreign net income taxes paid of nil and $2 million for the nine months ended September 30, 2016 and 2015, respectively.

The decrease in Cash provided by operations for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily reflects the buyouts of the leases at our former corporate headquarters and another leased property for $95 million, partially offset by lower cash rent expense and lower bonus payments.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing Activities
Details of Cash provided by (used in) investing activities are as follows (in millions):

	Nine Months Ended September 30,
	2016	2015
Acquisitions, net of cash acquired	$(192)	$(115)
(Investments in) divestitures of cost and equity-method investments	(19)	1
Proceeds from dispositions	29	4
Purchases of short-term investments	(60)	(60)
Maturities of short-term investments	60	—
Capital expenditures	(78)	(132)
Issuances of notes receivable	(16)	—
Cash provided by (used in) investing activities	$(276)	$(302)
The decrease in Cash used in investing activities primarily reflects lower capital spending in the nine months ended September 30, 2016 due to the completion of the relocation of our corporate headquarters and other properties in 2015.
Financing Activities
Details of Cash provided by (used in) financing activities are as follows (in millions):

	Nine Months Ended September 30,
	2016	2015
Purchase of common stock	$(111)	$—
Repurchase of 5.75% Senior Notes	(45)	—
Principal payments on Term Loan	(5)	(5)
Withholding taxes paid on equity-based compensation	(8)	(12)
Excess tax benefits from equity-based compensation	—	1
Dividends paid	(58)	(63)
Contingent/deferred consideration payment	(2)	—
Cash provided by (used in) financing activities	$(229)	$(79)
The increase in Cash used in financing activities for the nine months ended September 30, 2016 is primarily associated with repurchases under our 2015 share and debt repurchase authorizations.
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
Our Board of Directors has authorized discretionary principal debt repayments and/or repurchases of up to $200 million in the aggregate on our Term Loan and our 5.75% Senior Notes. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board of Directors. The extent to which we repay and/or repurchase our debt and the timing of such repayments and/or repurchases will depend on a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by us from time to time. The authorization may be suspended or discontinued at any time without notice. We have been financing, and expect to finance in the future, such principal debt repayments and/or repurchases out of working capital and/or cash balances. During the nine months ended September 30, 2016, we repurchased $50 million in aggregate principal of our 5.75% Senior Notes at a discount with accrued interest for a total of $46 million and recognized a pretax gain on extinguishment of $4 million.
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

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual and Other Obligations
Contractual Obligations
In addition to the financing arrangements discussed above, we have obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to certain firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying Balance Sheets. Our contractual obligations as of September 30, 2016 are not significantly different from those disclosed within our 2015 Form 10-K.
Contingencies
We are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law. See to Note 12, "Commitments and Contingencies" to the accompanying Financial Statements.
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

•
a disruption, breach (including misappropriation or accidental release of data) or failure of network and information systems or other technology on which our business relies (including the network and information systems or other technology of our vendors, partners and suppliers), or any delay in recovering from such, that occurs as a result of computer viruses, malware, hackers or similar causes, including possible loss of revenue due to cancellation of customers' credit cards on file for subscription auto-renewals resulting from credit card data breaches affecting us or third parties;

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
Interest Rate Risk
Based on the level of interest rates prevailing at September 30, 2016, the fair value of our fixed rate Senior Notes of $561 million was less than their carrying value of $567 million by $6 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for comparable securities and consideration of our risk profile. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2016 would increase the estimated fair value of our fixed rate debt by approximately $21 million to approximately $582 million.
Our Term Loan is subject to variable interest rates but includes a eurocurrency "floor" that is higher than the corresponding market rate currently prevailing. As such, a hypothetical 100 basis point increase in current interest rates will not have a material impact on our annual interest expense. A hypothetical 200 basis point increase in interest rates would increase our annual interest expense by approximately $10 million. The Revolving Credit Facility is subject to variable interest rates but is assumed to be undrawn for purposes of this calculation. Our Revolving Credit Facility remained undrawn as of the date of filing of this quarterly report on Form 10-Q, except for $2 million in letters of credit issued thereunder.

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
Our receivables did not represent significant concentrations of credit risk as of September 30, 2016 or December 31, 2015 due to the wide variety of customers, markets and geographic areas to which our products and services are sold.
We monitor our positions and the credit quality of the financial institutions which are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2016 and December 31, 2015, we did not anticipate nonperformance by any of the counterparties.
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
(b) Internal Control Over Financial Reporting
Except as described below, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the third quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On March 2, 2016, we completed the Viant acquisition. Refer to Note 2 of Notes to the Consolidated Financial Statements for additional information regarding this event. We plan to exclude this acquisition from the scope of our annual report on internal controls over financial reporting for the year ended December 31, 2016, as permitted by Securities and Exchange Commission guidance. We are in the process of integrating the Viant business into our overall internal control over financial reporting process and plan to include it in scope for the year ended December 31, 2017. This process may result in additions or changes to our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12, "Commitments and Contingencies" in the accompanying Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in our 2015 Form 10-K as filed with the SEC on February 19, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides certain information with respect to our purchases of shares of Time Inc.'s common stock during the third quarter of 2016:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2016 to July 31, 2016	320,950	$16.38	320,950	$139,626,255

August 1, 2016 to August 31, 2016	459,820	$14.50	459,820	$132,958,932

September 1, 2016 to September 30, 2016	329,633	$14.56	329,633	$128,159,002
Total	1,110,403		1,110,403
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Letter Agreement, dated September 12, 2016, between Time Inc. (the “Company”) and Joseph A. Ripp.*

10.2	Letter Agreement, dated September 7, 2016, between the Company and Richard Battista.*

10.3	Employment Agreement, amended and restated as of September 13, 2016, between the Company and Richard Battista.*

10.4	Form of Restricted Stock Units Agreement for restricted stock units granted to Richard Battista under the Time Inc. 2016 Omnibus Incentive Compensation Plan on and after September 13, 2016.*

10.5	Form of Performance Stock Units Agreement for performance stock units granted to Richard Battista under the Time Inc. 2016 Omnibus Incentive Compensation Plan on and after September 13, 2016.*

10.6	Form of Non Qualified Stock Option Agreement for stock options granted to Richard Battista under the Time Inc. 2016 Omnibus Incentive Compensation Plan on and after September 13, 2016.*

10.7	Employment Agreement, dated December 11, 2015, between the Company and Jennifer Wong.*

10.8	Amendment to Employment Agreement, dated September 13, 2016, between the Company and Jennifer Wong.*

10.9	Form of Non Qualified Stock Option Agreement for stock options granted under the Time Inc. 2016 Inducement Award Plan.*

10.10	Severance Agreement, dated July 24, 2016, between the Company and Evelyn Webster.*

10.11
Amendment to Employment Agreement dated as of November 5, 2013 and as amended on March 31, 2014, by and between the Company and Norman Pearlstine, effective as of July 18, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 25, 2016).

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
Date: November 3, 2016