Form 10-K
period 2016-12-31
Time Inc.
filed 2017-02-27
CIK 1591517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock, par value $0.01 per share, held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1.7 billion based upon the closing price of $16.46 per share on The New York Stock Exchange on that date.
As of February 10, 2017, 99,194,661 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Part I
ITEM 1. BUSINESS
Overview

Time Inc., together with its subsidiaries (collectively, the "Company," "we," "us" or "our"), is a leading multi-platform media and content company that engages over 150 million consumers every month through its portfolio of premium news and lifestyle brands across a diverse set of interest areas. The Company’s influential brands include People, Time, Fortune, Sports Illustrated, InStyle, Real Simple, Southern Living, Entertainment Weekly, Food & Wine, Travel + Leisure and Essence, as well as approximately 50 diverse titles in the United Kingdom. Time Inc. was in the top ten in U.S. multi-platform unique digital audience in December 2016 according to comScore with approximately 130 million monthly unique visitors. Its social footprint reaches approximately 250 million followers. Time Inc. offers marketers a differentiated proposition in the media marketplace by combining our distinctive content, large-scale audiences and proprietary data and people-based targeting capabilities. Time Inc. extends the power of its brands through other media and platforms including licensing, video and television, live events and paid products and services. With approximately 30 million paid subscribers, Time Inc. is one of the largest direct marketers in the U.S. media industry. The Company has extended its assets into related areas through various acquisitions, including Viant, an advertising technology firm with a people-based marketing platform, Adelphic, a mobile-first self-service programmatic ad buying platform, and Bizrate Insights, a consumer insights company. Time Inc. is also home to celebrated events, such as the Time 100, Fortune Most Powerful Women, People’s Sexiest Man Alive, Sports Illustrated’s Sportsperson of the Year, the Essence Festival and the Food & Wine Classic in Aspen.
.

Since our founding in 1922, we have developed a worldwide reputation for quality, integrity and innovation in journalism. Today, we reach large, diverse audiences through our printed magazines, websites, on computers and mobile devices and through social media. We have a marketing database that includes approximately 160 million U.S. adults, which represents a majority of the adult U.S. population. We publish paid digital versions of a large majority of our magazines for the major tablet platforms. In total, we publish approximately 75 magazine titles worldwide. People magazine is currently our largest print magazine title, generating almost 17% of our Revenues in 2016. The following table lists our major magazine titles as of December 31, 2016, as well as related websites and related magazine titles for each:

Magazine title	Rate base(a)	Frequency(b)	Category	Related magazine titles	Related websites
People	3,400,000	53	Celebrity Weekly	People en Español (U.S.) People StyleWatch (U.S.)	People.com PeopleenEspanol.com
Time	3,000,000	44	Weekly Newsmagazine	Time for Kids (U.S.) Time (Europe) Time (Asia) Time (South Pacific)	Time.com Life.com TimeforKids.com
Sports Illustrated	3,000,000	45	Sports: General	Sports Illustrated Kids (U.S.)	SI.com FanNation.com SIKids.com
Southern Living	2,800,000	12	Regional	Coastal Living	SouthernLiving.com
Real Simple	1,975,000	12	Women's Lifestyle		RealSimple.com
Cooking Light	1,775,000	11	Epicurean		MyRecipes.com CookingLight.com
InStyle	1,700,000	13	Women's Fashion		InStyle.com
Money	1,550,000	11	Personal Finance		Money.com
Entertainment Weekly	1,500,000	39	Entertainment		EW.com
Golf	1,400,000	12	Sports: Golf		Golf.com
Health	1,350,000	10	Women's Health & Fitness		Health.com
Sunset	1,250,000	12	Regional		Sunset.com
Essence	1,050,000	12	African American		Essence.com
What’s On TV (U.K.)	1,013,702	52	Entertainment		WhatsOnTV.co.uk
Travel + Leisure	950,000	12	Travel		TravelandLeisure.com
Food & Wine	925,000	12	Epicurean		FoodandWine.com
Fortune	830,000	16	Business: Corporate	Fortune (Europe) Fortune (Asia) Executive Travel	Fortune.com
__________________________

(a)	Circulation level guaranteed to advertisers for regular issue U.S. magazines in second-half 2016 or ABC reported first-half 2016 circulation for U.K. magazines, as applicable.

(b)	Number of physical issues, including regularly published special issues, delivered to subscribers in 2016.
For a discussion of certain business dispositions and acquisitions we completed in 2016, see Note 3, "Acquisitions and Dispositions," to our consolidated financial statements included in this annual report on Form 10-K.
The Separation
On March 6, 2013, Time Warner Inc. ("Time Warner") announced plans for the complete legal and structural separation of its magazine publishing and related business from Time Warner (the "Spin-Off"). On June 6, 2014 (the "Distribution

Date"), the Spin-Off was completed by way of a pro rata dividend of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014 based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held (the "Distribution"). Following the Spin-Off, Time Warner stockholders became the owners of 100% of the outstanding shares of common stock of Time Inc. and Time Inc. began operating as an independent, publicly-traded company with its common stock trading on The New York Stock Exchange ("NYSE") under the symbol "TIME". In connection with the Spin-Off, we and Time Warner entered into the Separation and Distribution Agreement dated June 4, 2014 (the "Separation and Distribution Agreement") and certain other related agreements which govern our relationship with Time Warner following the Spin-Off. (See Note 16, "Related Party Transactions and Relationship with Time Warner," to our consolidated financial statements included in this annual report on Form 10-K.)
Our Strategy

For several years, Time Inc. has been making the transition from print publisher to multi-platform media company. We have migrated away from a decentralized holding company model of siloed brands to integrated platforms built for scale. We now operate as a set of platforms across editorial, advertising, consumer marketing and technology that we believe will enable us to more effectively pursue our key growth drivers, as well as efficiencies.

Our platform strategy is aimed at leveraging the power of our world-class brands and content, large-scale and growing audiences, advertising capabilities, advanced data/targeting and subscription marketing to drive monetization of our advertising, subscription and other revenues.

The key components of our platform strategy are as follows:

•	Content and edit platform

•	Advertising platform

•	Consumer marketing and revenue platform

•	Expanding revenues through brand extensions

Content and Edit Platform. Time Inc. is a premier global multi-platform media company with particular strengths in the United States and the United Kingdom. Our editorial operation is pursuing opportunities to extend our content across platforms and create new monetization opportunities from our audiences and for our advertisers.

•
We have made significant changes to our editorial and production operations to position ourselves for cross-platform success. In 2016, we centralized our U.S. editorial reporting structure and created 10 digital desks covering topics where we have particular strength as a company, namely Celebrity, Entertainment, Food, Health, Home, News, Sports, Style & Beauty, Technology and Travel & Luxury. We believe the benefits of centralization and our platform approach to content creation include content sharing, implementing best practices across the organization and enterprise-level content initiatives.

•
We believe our content platform positions us for success in digital video because of our trusted and well-known brands, existing infrastructure (including state-of-the-art facilities that allow for lower-cost video production) and marketing/promotional reach across print and digital media. In 2016, Time Inc.’s digital video grew significantly, with 4.6 billion video starts, up nearly 150% from 2015, while our digital video unique visitors grew 82% year-over-year.

•
We have unified our content management system to more rapidly create, share and syndicate content across our entire U.S. portfolio and develop product features. In 2016, we consolidated multiple U.S. content management systems down to two core platforms that will work as one. We believe that this platform approach will enable us to more effectively and efficiently implement changes and share content more rapidly across our digital sites. For example, we can now quickly and efficiently introduce new ad tech capabilities, ad units and e-commerce features across all sites.

Advertising Platform. We believe we occupy a differentiated space in the media and advertising world by bringing together our world-class storytelling capabilities, large-scale and growing audiences, native advertising capabilities and advanced people-based targeting through our proprietary dataset. In 2016, we made key structural changes, invested in our core advertising sales organization, and we acquired new capabilities with the acquisition of Viant, a people-based advertising technology company. As we move forward, we believe our key growth drivers will be native advertising and brand content, people-based targeting, video and programmatic sales.

Our platform approach to advertising offers an "end-to-end" solution for marketers through the path-to-purchase cycle, along with unique return on investment measurement capabilities.

•
In 2016, we centralized our advertising sales reporting structure in the U.S. We established a category sales approach that offers cross-brand solutions to advertisers on a category-by-category basis (e.g., pharmaceutical, food, autos). These actions are transforming the way our advertising sales organization goes to market; it is enabling us to have more expansive and deeper relationships with our advertiser and agency partners, helping us leverage our scale and the full suite of our advertising products, brands and data/targeting capabilities.

•
In 2016, we also launched The Foundry, our creative lab and content studio located in Brooklyn, New York, and doubled our native advertising revenues from the previous year. Our native studio has added substantial native capabilities and has been well received by our clients.

•
In early 2017, we acquired Adelphic Inc., a mobile-first self-serve demand-side platform. With this acquisition, Viant is enabled to provide advertisers with a self-serve buying process through Adelphic's mobile-first, cross-channel programmatic advertising platform. Adelphic’s self-service media planning and execution tools, including its ability to reach consumers across all screens and formats, are expected to bolster Viant’s people-based data and analytics offerings.

Consumer Marketing and Revenue Platform. Time Inc. is one of the largest subscription marketers in the U.S. media industry, with approximately 30 million active subscribers. We see opportunities to leverage our consumer marketing engine to drive sales of other products and services.

•
In 2016, we realigned our consumer marketing organization to integrate functions across our brands. This platform approach is aimed at creating efficiencies and providing support across our key growth drivers.

•
We are also working to transform our data architecture to enable us to gain a cross-portfolio, 360-degree view of our customers and prospects. By better understanding their needs and wants, we believe we can create stickier relationships and can introduce them to other non-print products and services.

•	We have been introducing advanced analytical techniques and methods including new marketing technology—this includes consumer-centric micro-targeting and segmentation.

•
In 2016, we acquired Bizrate Insights Inc. ("Bizrate Insights"), a consumer data company that specializes in developing consumer insights by extending its online and mobile surveys across partner sites. The acquisition of Bizrate Insights is expected to enable Time Inc. to enhance and expand our data capabilities, and generate incremental consumer subscription revenue.

Expanding Revenues Through Brand Extensions. Given the power and diversity of our brand portfolio, we see opportunities to continue to invest in and build out adjacencies and other extensions of our brands into non-print and non-advertising revenues. Areas of focus include high-margin brand licensing revenues, TV and long-form video, and live media.

•
We believe brand licensing is an area with large-scale potential. Two of our larger licensing programs are Real Simple’s partnership with Bed, Bath & Beyond, where we currently have hundreds of products, and our partnership with Dillard’s, which carries a line of Southern Living products. We intend to focus more closely on this potentially high-margin area, particularly by pursuing opportunities across more of our brands.

•
In over-the-top (OTT) video, in 2016, we launched the People/Entertainment Weekly Network (PEN). We have programmed more than 100 hours of original content since launch, and in 2017 we expect to expand PEN’s programming slate by producing over 300 hours of original content.

•
In the area of television production, in early 2017, we launched Time Inc. Productions which has over 75 projects in production and development. We believe there is strong and growing demand from broadcast, cable and digital networks for distinctive original content. Our strong brands and editorial content provide source material that we believe is well-suited for TV programming. We estimate that we will produce nearly 40 hours of long-form programming across our portfolio in 2017 for 11 different networks, up from five hours in 2014.

•
In live media, Time Inc. expects to host or manage many celebrated events in 2017, including the Essence Festival, Fortune’s Most Powerful Women Conferences and the Food & Wine Classic. In addition to launching new events, we intend to expand certain of these franchises internationally; we extended the Essence Festival to Durban, South Africa in 2016 and we expect to do so again in 2017. In 2016, we hosted the Fortune/Time Global Forum in Rome in partnership with the Vatican, and in late 2017, our Fortune brand is planning to bring the next Fortune Global Forum to Guangzhou, China.
How We Generate Revenues
The sale of advertising generates approximately half of our Revenues. Circulation (or the sale of magazines to consumers) generates approximately one-third of our Revenues. The balance of our Revenues is generated by our other operations related to magazine publishing and live events. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations." A significant majority of our Revenues are generated in the United States. See Note 18, "Segment Information," to our consolidated financial statements included in this annual report on Form 10-K for certain financial information by geographic area.
Advertising Revenues
We derive approximately half our Revenues from the sale of advertising, primarily from our print magazines, digital platforms and marketing services. In 2016, according to PIB, our U.S. magazines accounted for 25.7% of the total U.S. advertising revenues generated across the industry by consumer magazines, excluding newspaper supplements. Our U.S. magazines accounted for 24.9% and 24.6% of such total industry revenues in 2015 and 2014, respectively. In 2016, People, Sports Illustrated and InStyle were ranked 1, 5 and 6, respectively, among all U.S. magazines in U.S. advertising revenues, and we had six of the top 25 magazines based on the same measure. We have generated significant digital advertising growth and we continue to invest in technology that will allow us to more effectively manage the delivery of both content and advertisements to our audiences. As mentioned above, in March 2016, we acquired certain assets of Viant, a business that specializes in data-driven, people-based marketing. With Viant’s platform, we are combining our premium content, subscriber and visitor data, and advertising inventory with first-party data and targeting capabilities to bring substantial value to our advertisers and increase our revenue. In addition, we are growing video extensions of our brands including the People/Entertainment Weekly Network and numerous digital video productions.
Advertising in our print edition and on our websites is predominantly consumer advertising, including beauty, food, fashion and retail, pharmaceutical, financial services, entertainment, travel, auto, technology/telecommunication and home. We have a diverse pool of advertisers, and no single advertising category accounted for more than 17% of our aggregate domestic advertising revenues in 2016. None of our advertising clients accounted for more than 5% of our aggregate domestic advertising revenues in 2016.
We conduct our advertising sales through centralized category-based sales and marketing teams that are supported by brand sales and product sales teams. These teams have depth of expertise on specific Time Inc. brands or products. Additionally, we sell advertising programmatically through ad exchanges and our private programmatic marketplace.
Through The Foundry, we provide content marketing and advertising services to clients across a broad range of industries. These services include using our content creation expertise to develop content marketing programs across multiple platforms, including native advertising that enable clients to engage new consumers and build long-term relationships with existing customers. Additionally, through MNI Targeted Media Inc., we provide clients with a single point of contact for a range of targeted print and digital advertising programs. We offer these clients both digital and print products. Our digital products include programmatic offerings and custom display advertising on local and national websites. Our print products include customized geographic and demographic-targeted advertising programs in approximately 35 top U.S. magazines, including our own magazines and those of other leading magazine publishers. In addition, we offer “cover wraps” and other add-ons to magazines, allowing advertisers to distribute direct marketing messages to specific locations such as medical offices.
The rates at which we sell print advertising depend on each magazine's rate base, which is the circulation of the magazine that we guarantee to our advertisers, as well as our audience size. If we are not able to meet our committed rate base, the price paid by advertisers is generally subject to downward adjustments, including in the form of future credits or discounts. Our published rates for each of our magazines are subject to negotiation with each of our advertisers. We sell digital advertising primarily on a flat rate/sponsorship basis or on a cost per impression, or CPM, basis. Flat rate/sponsorship deals are sold on an exclusive basis to advertisers giving them access to our major events. CPM deals are sold on an impression basis with a guarantee that we will deliver the negotiated volume commitment. If we are not able to meet the impression goal, we will extend the campaign or provide alternative placements.

Circulation
Circulation generates approximately one-third of our Revenues. Circulation is an important component in determining our Advertising revenues because advertising rates depend on circulation and audience. Most of our U.S. magazines are sold primarily by subscription and delivered to subscribers through the mail. For the year ended December 31, 2016, we had an average of approximately 30 million active subscriptions worldwide. Most of our international magazines are sold primarily at newsstands and other retail locations. Subscriptions are sold primarily through direct mail, subscription sales agents, marketing agreements with other companies, our owned websites, online advertising and email solicitations, and insert cards in our magazines and other publications. Additionally, digital-only subscriptions and single-copy digital issues of our magazines are sold or distributed through various app stores and other digital storefronts across multiple platforms. We also sell bundled subscriptions that combine print delivery with cross-platform digital access. In 2016, subscription sales generated approximately two-thirds of our Circulation revenues, while sales at newsstands and other retail outlets accounted for the remainder.
Subscription Sales and Fulfillment
Our consumer marketing efforts include centralized direct-to-consumer marketing services for our titles, including customer acquisition and retention, consumer research, data analytics, financial analysis and other ancillary services by employing a variety of advertising and marketing strategies. These include targeted direct mail, email, digital and social media solicitation campaigns, conducted using consumer information drawn from our internal marketing databases or our branded digital platforms, or leased or purchased from third parties. Overall brand marketing activities are also conducted for our titles via other print, television, online and social media. Other consumer marketing functions include fulfillment, customer service and database management services, including order and payment processing and call-center support. We also provide fulfillment and related services for certain other publishers’ magazines.
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
Related Operations
We have a number of other operations related to publishing. Our subsidiary, Synapse Group, Inc. (“Synapse”), is an affinity marketing company that partners with brick and mortar retailers, websites, airline frequent flier programs and customer service and direct response call centers. It is a robust marketer of magazine subscriptions in the United States. Building on its continuity marketing expertise, Synapse has diversified its business to also market other products and services. For example, Synapse manages several branded continuity membership programs and is developing continuity programs for product partners.
We also offer our advertisers a broad range of analytics and research services, including consumer insights, audience measurement and accountability reporting. In September 2016, we acquired Bizrate Insights, a consumer data company that specializes in developing consumer insights by extending its online and mobile surveys across partner sites.
We also publish branded books, including soft-cover “bookazines,” through Time Inc. Books. These are distributed through magazine-style “check-out pockets” at retail outlets and traditional trade book channels. We publish books on a diverse range of topics aligned with our brands, including special commemorative and biographical books. We also publish books under various licensed third-party brands and a number of original titles. Under our Oxmoor House imprint, we also publish a variety of home, cooking and health books under our lifestyle-oriented brands as well as under licensed third-party brands.
As of December 31, 2016, we licensed nearly 50 editions of our magazines, including the use of our trademarks and certain copyrighted content, for print or digital publication to publishers in over 30 countries. We also license to third parties the rights to our various brands and properties, including editions of our magazines and the use of our trademarks, individual articles, photos and other copyrighted content.
We also host hundreds of live events each year, including the Essence Festival, Fortune’s Most Powerful Women Conferences and the Food & Wine Classic. In December 2016, we hosted the Fortune/Time Global Forum in Rome in partnership with the Vatican. We believe that live events are a natural extension of our brands and can help build growth opportunities for our marketing partners.
In addition, we own SI Play, an online league management solution that provides digital tools to participants in youth sports for player registration, scheduling, communication and scorekeeping.
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
Printing is a significant component in the production of our print magazines. The bulk of our U.S. printing is consolidated under multi-year contracts with a single printer. In April 2016, our sole printing supplier in the U.K. announced a liquidation bankruptcy proceeding. In order to secure U.K.-based printing resources for our titles, we extended a loan to the purchaser of the printing site where our U.K. titles were printed and entered into a new printing agreement with that purchaser to print all our U.K. titles.
Subscription copies of our U.S. magazines are delivered through the United States Postal Service ("USPS") as periodicals mail. We coordinate with our printers and local USPS distribution centers to achieve efficiencies in our production and distribution processes and to minimize mail processing costs and delays. However, we are subject to postal rate increases that affect delivery costs associated with our magazines, as well as our promotional and billing mailings. In April 2016, the USPS announced a 4.3% rate decrease for all classes of mail as a result of the removal of the exigent surcharge that was imposed in December 2013, effective April 10, 2016. See Item 1A, “Risk Factors-Risks Relating to Our Business-Our results of operations could be adversely affected as a result of increases in postal rates, and our business and results of operations could be negatively affected by postal service changes.” In addition, the financial condition of the USPS continues to decline with large net annual losses despite revenue gains and a moderating decline in the volume of mail delivered.
Competition
We compete with other magazine publishers for market share and for the time and attention of consumers of magazine media content. We also compete with digital publishers and other forms of media, including, among others, social media platforms, search platforms, portals and digital marketing services. In addition, we compete to some extent with national newspapers.
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
Our magazine publishing and digital operations compete with numerous other magazine, digital publishers, social media platforms, search platforms, portals and digital marketing services for audience and for advertising directed at the general public and at more focused demographic groups. The use of digital devices as distribution platforms for content has lowered the barriers to entry for launching digital products that compete with our business. See Item 1A, “Risk Factors—Risks Relating to Our Business—We face significant competition across the media landscape, including from magazine publishers, digital publishers, social media platforms, search platforms, portals and digital marketing services, among others, which we expect will continue, and as a result we may not be able to maintain or improve our operating results.” Nonetheless, we believe that our quality brands, reputation, scale and integrated publishing operations provide us with significant competitive advantages.
Intellectual Property
We are a leading creator, owner and distributor of intellectual property. Our intellectual property assets include:

•	trademarks in product and service names and logos, including our key brands and trade names, such as “People,” “Sports Illustrated,” “InStyle,” “Time,” “Fortune” and “Travel + Leisure”;

•	copyrights in magazines, software, books, videos, websites and mobile apps, as well as in text and photos created or commissioned by us as “works made for hire”;

•	domain names;

•	licenses of intellectual property rights, including rights to many of the photos appearing in our magazines and third-party content appearing in our products; and

•	patents for inventions related to our products, business methods and/or services (although none of our patents are material to the financial condition or operation of our business).
We derive value and revenues from these intellectual property assets through a range of business activities, including the sale or distribution of print magazines and books, the distribution of mobile apps and the operation of websites and other digital properties. We also derive revenues related to our intellectual property through advertising in our print magazines, events and conferences, websites, mobile apps and other digital properties and from various types of licensing activities, including licensing and syndication of our trademarks and copyrights in the United States and internationally.
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
We actively protect, police and enforce our proprietary rights in our intellectual property in the U.S. and abroad based on our legal and business judgment under the circumstances. Our license agreements and other third-party user agreements contain provisions regarding the proper use and protection of our content and trademarks. With respect to trademarks, we seek registration for our marks, as appropriate, in countries or regions where our use of the marks may be planned or anticipated or where registration is otherwise warranted. We police our trademark rights through certain third-party vendors and in-house trademark watching mechanisms, and, where appropriate, we challenge third-party uses of trademarks, or applications to register trademarks, of which we become aware. Where necessary, we take appropriate legal action against such uses based on our legal and business judgment. We also engage in online enforcement of our brands and challenge domain name registrations and uses that we deem to undermine or conflict with our trademark rights. The Internet Corporation for Assigned Names and Numbers (ICANN) continues to expand the supply of domain names on the Internet and so far has designated more than 1,500 generic Top Level Domains (i.e., the characters that appear to the right of the period in domain names, such as .com, .net and .org) ("gTLDs"), which could significantly change the structure of the Internet and make it significantly more expensive for us to protect our intellectual property on the Internet. Policing unauthorized use of our products, content and related intellectual property is often difficult, and the steps taken may not in every case prevent infringement by unauthorized third parties of our intellectual property rights.
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
Regulatory Matters
Our business is subject to and affected by laws, regulations and policies of U.S. federal, state and local governmental authorities as well as the laws and regulations of international countries and bodies such as the European Union (the “EU”), and these laws and regulations are subject to change. The following descriptions of significant U.S. federal, state, local and international laws, regulations, regulatory agency inquiries, rulemaking proceedings and other developments are not intended to substitute for the full texts of the respective laws, regulations, inquiries, rulemaking proceedings and other related materials.
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
Moreover, new laws and regulations have been adopted or are being considered in the United States and internationally that could affect how we collect, use and protect data. New or expanded laws and regulations regarding information security, online and behavioral advertising, geolocation tracking, cloud computing and data collection, sharing and use could increase our compliance costs. Additionally, increased enforcement actions could also increase our costs, and enforcement has been increasing. Since 2002, the Federal Trade Commission (the "FTC") has brought over 50 cases citing companies for failure to either design or implement an appropriately comprehensive privacy or data security program. Since 2014, the Federal Communications Commission (the “FCC”) has also become increasingly involved in privacy and data security enforcement actions. These trends with the FTC and FCC appear to be continuing, as indicated by the Consumer Protection Memorandum of Understanding (“MOU”) entered into by the FTC and FCC on November 16, 2015. Under the MOU, the FTC and FCC will work together in bringing data privacy and security enforcement actions against certain companies and will share data privacy and security compliance information between each other. Additionally, on October 27, 2016, the FCC announced the adoption of new privacy regulations for Internet Service Providers in order to better protect consumer privacy.
Many state legislatures have also adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. For example, laws in 47 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Further, states are constantly amending existing laws, requiring attention to regulatory requirements. Recently, states have been broadening those notification laws and increasing the requirements of companies who suffer a data breach. For example, in April 2015, Washington passed a new law that strengthened its data breach notification requirements. The new law includes content requirements for notification letters provided to Washington consumers who are affected by a data breach. The new law also requires companies suffering a data breach to notify the Washington attorney general if the breach affects more than 500 state residents. In June 2015, Connecticut also revised its data security laws. The new law requires companies who suffer a data breach involving Social Security numbers to offer at least one year of free identity theft prevention services to affected Connecticut consumers. The new Connecticut law also requires consumer notification within 90 days for all data breaches. In September 2016, California amended and broadened its data breach notification statute to require consumer notification when there has been an unauthorized acquisition of a consumer’s encrypted personal information along with the applicable encryption key. Similarly, Nebraska, Nevada, Rhode Island and Tennessee also amended and broadened their data breach notification statutes in 2016 to strengthen data breach notification requirements, broaden the scope of the definition of personal information and impose new requirements on content and notification. Late in 2016, Illinois enacted a sweeping revision of its Personal Information Protection Act that took effect on January 1, 2017.
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
Foreign governments are also focusing on similar data privacy and security concerns. In 2015, two major developments occurred in the European Union. First, in October 2015, the European Court of Justice invalidated the U.S.-E.U. Safe Harbor framework, which thousands of U.S. companies had been relying upon in order to legally transfer personal data from the E.U. to the U.S. While the Safe Harbor was important to a significant number of U.S. companies, there are other ways for companies to comply with the E.U. restrictions and requirements for transferring personal data. For example, companies could enter into model contracts, which contain pre-approved standardized contractual clauses (the “Standard Clauses”) related to data privacy and security. On February 2, 2016, the European Commission and the U.S. Department of Commerce announced the Privacy Shield program, an agreement on a new framework for transatlantic data flows to replace the invalidated U.S.-E.U. Safe Harbor framework. The Privacy Shield program requires U.S. companies to comply with stronger and more robust privacy requirements than were required under the old U.S.-E.U. Safe Harbor framework. The Privacy Shield program went into effect on August 1, 2016, but is subject to annual review by the European Commission and could be withdrawn by the Commission or invalidated by European Court of Justice. Furthermore, the validity of personal data transfers under the Standard Clauses has been challenged in Ireland and is widely expected to be appealed eventually before the European Court of Justice, possibly before the end of 2017. If the Standard Clauses are invalidated by the European Court of Justice, transatlantic data flows could be disrupted.

Second, on December 15, 2015, the European Commission announced that it has reached agreement upon the text of the General Data Protection Regulation (the “GDPR”). The official text of the GDPR was published on May 4, 2016 and will go into effect on May 25, 2018, replacing the Data Protection Directive (95/46/EC), which was adopted in 1995. The GDPR will introduce numerous privacy-related changes for companies operating in the E.U., including greater control for data subjects (e.g., the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements, and increased fines, with potential fines for violations of certain provisions of GDPR reaching as high as 4% of a company’s annual total revenue, potentially including the revenue of its international affiliates. The GDPR also has certain benefits for companies operating in the E.U., including the fact that the GDPR, which applies uniformly throughout the E.U., reduces the range of situations in which companies will need to consider different laws of each member nation of the E.U.
Additionally, foreign governments outside of the E.U. are also taking steps to fortify their data privacy laws and regulations. For example, Turkey’s new Data Protection Law came into effect on April 7, 2016 and is modeled after the data privacy laws in the E.U. In Argentina, the Argentina Data Protection Agency issued a new regulation on November 18, 2016, that includes new requirements on international transfers of personal data.
As the privacy laws and regulations around the world continue to evolve, these changes could adversely affect our business operations, websites and mobile applications that are accessed by residents in the applicable countries.
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
In connection with our magazine subscription and marketing activities outside the United States, we are subject to local laws and regulations relating to consumer protection and electronic marketing, especially across Europe and the Asia Pacific region and in Canada. In Canada, our marketing activities are subject to the Canadian Anti-Spam Law, which is generally broader than the U.S. CAN SPAM law. In the United Kingdom, these laws and regulations include the Data Protection Act of 1998, the Privacy and Electronic Communications (EC Directive) Regulations 2003 (SI 2003/2426) (Privacy Regulations) as amended by the Privacy and Electronic Communications (EC Directive) (Amendment) Regulations 2011 (SI 2011/1208), the Consumer Contracts Regulations 2013, the Consumer Rights Act 2015 and, beginning in May 2018, the GDPR. In addition, there are various international codes, directives, laws and regulations relating to the nature of content and advertising, including content restriction laws and consumer protection laws (such as laws relating to political advertisements, electronic commerce and the marketing of pharmaceutical and tobacco products and alcoholic beverages).
Postal Regulation
Our U.S. magazine subscription, direct marketing and book publishing businesses are affected by laws and regulations relating to the USPS. Current federal law requires the USPS to prefund most of its projected future liabilities under its retiree health benefit system. The prefunding requirements included annual payments to the Department of Treasury in amounts of as much as $5.8 billion per year during the period through 2016. The USPS has lacked the funds to make most of these payments, and defaults on future prefunding payments that will be due under current law are also likely. In addition, both the USPS and its regulator, the Postal Regulatory Commission (“PRC”), have reported in recent years that the rates for several products of mail used to distribute the Company’s publications, including Periodicals Mail and Standard Mail Flats, do not cover the costs attributable to those products.
As a result of these and other issues, members of Congress are considering the need for postal reform legislation. If postal reform legislation is enacted, it could result in, among other things, increases in postal rates, local post office closures and the elimination of Saturday mail delivery. The elimination of current protections against significant and unpredictable rate increases or other changes to the USPS as a result of the enactment of postal reform legislation could have an adverse effect on our businesses.
Additionally, as mandated by current law, the PRC began a review in December 2016 of how well the existing postal regulatory system is meeting the objectives of current postal law. The PRC could implement a new or modified system for setting postage rates as early as 2018. The changes, if upheld in court, could lead to significant increases in the postal rates we pay, and other changes in the terms and conditions of postal service that could have an adverse effect on our business.
For more information, see Item 1A, "Risk Factors-Risks Relating to Our Business-Our results of operations could be adversely affected as a result of increases in postal rates, and our business and results of operations could be negatively affected by postal service changes."
Employees
As of December 31, 2016, we had approximately 7,450 employees, of whom approximately 4,950 were located in the United States, approximately 1,500 were located in the United Kingdom, approximately 800 were located in India and approximately 200 were located in various other locations throughout Europe and Asia. Approximately 170 full-time, 20 part-time and 80 temporary editorial employees in the United States at five of our magazine titles are covered by a collective bargaining agreement with the NewsGuild of New York, TNG/CWA Local 31003, which is scheduled to expire on March 31, 2019. In our international operations, we have various arrangements with our employees that we believe to be customary for multinational corporations. We have had no strikes or work stoppages during the last five years. We believe that our employee relations are generally good.
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
Seasonality
Our quarterly performance typically experiences moderate seasonal fluctuations. Advertising revenues from our magazines and other digital properties are typically higher in the fourth quarter of the year due to higher consumer spending activity and corresponding higher advertiser demand to reach our audiences during this period.
Executive Officers of the Company
The following sets forth certain information concerning our executive officers.
Mr. Joseph A. Ripp
Mr. Ripp, age 65, our Executive Chairman, has been a Director since November 2013 and Chairman since April 2014. Mr. Ripp served as our Chief Executive Officer from September 2013 to September 2016. Prior to that, Mr. Ripp served as Chief Executive Officer of OneSource Information Services, Inc., a leading provider of online business information and sales intelligence solutions, beginning shortly after the 2012 acquisition of OneSource by Cannondale Investments, Inc., a joint venture formed in 2010 between Mr. Ripp and GTCR, a leading private equity firm. Mr. Ripp served as Chief Executive Officer of Cannondale from 2010 to 2012. From 2008 to 2010, Mr. Ripp served as Chairman of Journal Register Company (now known as 21st Century Media). Prior to that, Mr. Ripp served as President and Chief Operating Officer of Dendrite International Inc., a leading provider of sales, marketing, clinical and compliance solutions for the global pharmaceutical industry. Mr. Ripp began his media career at Time Inc. in 1985 and held several executive level positions at Time Inc. and Time Warner, including Senior Vice President, Chief Financial Officer and Treasurer of Time Inc. from 1993 to 1999, Executive Vice President and Chief Financial Officer of Time Warner from 1999 to January 2001, Executive Vice President and Chief Financial Officer of America Online from January 2001 to 2002 and Vice Chairman of America Online from 2002 to 2004.
Mr. Richard Battista
Mr. Battista, age 52, has served as a member of the Board and as our President and Chief Executive Officer since September 2016. Prior to that, he was Executive Vice President and President, Brands, from July 2016 to September 2016, Executive Vice President and President, Entertainment & Sports Group and Video from January 2016 to July 2016, and President, People and Entertainment Weekly from April 2015 to December 2015. Before joining us, Mr. Battista served as Chief Executive Officer of Mandalay Sports Media, a sports-focused content and media company from January 2013 to March 2015. He served as President and Chief Executive Officer of LodgeNet Interactive Corp. from September 2012 through January 2013. From January 2011 to September 2012, Mr. Battista invested in digitally-focused media properties through Pontiac Digital Media, an investment vehicle that he formed. From 2008 to 2010, Mr. Battista served as President of Fox’s National Cable Networks. From 2004 to 2008, Mr. Battista served as Chief Executive Officer of Gemstar-TV Guide, a publicly-traded company that provided television program guidance and operated media properties. Earlier, Mr. Battista held leadership positions at the Fox media organization over the course of 12 years.
Ms. Susana D’Emic
Ms. D’Emic, age 53, has served as our Executive Vice President and Chief Financial Officer of the Company since November 2016; previously, Ms. D’Emic was Senior Vice President and Controller since October 2013. Prior to that, Ms. D’Emic was with Frontier Communications, a NASDAQ-traded company and the largest provider of phone, internet and video services to rural towns and cities across the country, where she served as Senior Vice President, Controller and Chief Accounting Officer from April 2011 until October 2013. Ms. D’Emic served as Senior Vice President, Controller and Chief Accounting Officer at Trusted Media Brands (formerly Reader’s Digest) where she served in a number of finance roles from January 1998 until April 2011. Before joining Reader’s Digest, she held various positions with Kraft Foods Corp., Colgate Palmolive Company and was an audit manager with KPMG (then KPMG Peat Marwick). Ms. D’Emic is a Certified Public Accountant.
Ms. Leslie Dukker Doty

Ms. Doty, age 62, has served as our Executive Vice President, Consumer Marketing and Revenue since June 2016. Prior to joining the Company, she was Chief Marketing Officer of Trusted Media Brands (formerly Reader’s Digest) from 2013 to 2015 and, from 2012 to 2013, served as Corporate Vice President, Member Engagement at CVS Health, a Fortune 7 health and retail business. Ms. Doty also served as Managing Partner, Marketing Strategy and Brand Loyalty at DiMassimo Goldstein, a brand advertising agency, from 2010 to 2012 and earlier, she held various senior marketing leadership positions in the financial services and payments industry at Mastercard Worldwide, SunTrust Bank and Citibank.
Mr. Brad Elders

Mr. Elders, age 49, has served as our Executive Vice President and Chief Revenue Officer since January 2017. Mr. Elders began his media sales career at Sports Illustrated in 1994 and re-joined the Company in April 2016 as Group Publisher of Sports Illustrated Group before becoming President of Digital Sales in July 2016. He previously was at AOL from October 2010 to July 2011 and again from May 2012 to December 2015, where he was Senior Vice President of Sales. Throughout his career, Mr. Elders has held senior positions at various media companies and start-ups, including Yahoo!, MTV, Live Nation, Videology and Joost.
Mr. Gregory Giangrande
Mr. Giangrande, age 54, has served as our Executive Vice President, Chief Human Resources and Communications Officer since October 2016; previously, Mr. Giangrande served as Executive Vice President of Human Resources from April 2012 to October 2016. Prior to that, Mr. Giangrande served as Executive Vice President and Chief Human Resources Officer for Dow Jones & Company/The Wall Street Journal beginning in February 2008. From 1999 to 2008, Mr. Giangrande served as Senior Vice President and Chief Human Resources Officer at HarperCollins publishing group. Earlier, Mr. Giangrande held leadership positions in human resources at Hearst Corporation, Condé Nast and Random House LLC.

Ms. Lauren Ezrol Klein
Ms. Klein, age 50, has served as our Executive Vice President, General Counsel and Corporate Secretary since September 2016; prior to that Ms. Klein served as Senior Vice President and Deputy General Counsel from September 2014 to September 2016. Ms. Klein joined the Company in 1996 and has been practicing law for 25 years, beginning her career as an associate at the New York law firm Simpson Thacher & Bartlett LLP.
Mr. Erik Moreno
Mr. Moreno, age 42, has served as our Executive Vice President and President, Corporate Development, New Ventures and Investments since October 2016; previously, Mr. Moreno was Executive Vice President of Business Development from September 2015 to October 2016. Prior to that, Mr. Moreno served as Senior Vice President of Corporate Development for Fox Networks Group, a unit of 21st Century Fox, from 2008 to 2015. During his tenure at Fox, he also served as co-General Manager of Mobile Content Venture from 2011 to 2015 and led 21st Century Fox’s efforts relating to the FCC’s spectrum auction and other digital initiatives. Previously, he served as Director of Corporate Development for eBay Inc. from 2006 to 2008 and was Vice President of Corporate Development and Strategy for Level 3 Communications Ltd., a global wholesale telecommunications company, from 2000 to 2006. Mr. Moreno began his career at Gleacher & Co., a boutique investment bank specializing in mergers and acquisitions.

Mr. Alan Murray
Mr. Murray, age 62, has served as our Chief Content Officer, Time Inc. since July 2016 and Editor In Chief, Fortune since August 2014. Prior to that, he served as President of the Pew Research Center from January 2013 to July 2014, where he tripled the center’s digital footprint. Mr. Murray served as Deputy Managing Editor and Executive Editor, Online at the Wall Street Journal from 2007 to 2012, with editorial responsibility for the Journal’s websites, mobile products, television, video, books and conferences. He also spent a decade as the Journal’s Washington Bureau Chief, from 1993 to 2002, during which time the bureau won three Pulitzer Prizes. Between his stints at the Journal, Alan served as CNBC’s Washington Bureau Chief from 2002 to 2005, co-hosting, Capital Report with Alan Murray and Gloria Borger. Mr. Murray is also the author of four books.
Ms. Jennifer Wong
Ms. Wong, age 41, has served as our Chief Operating Officer and President, Digital since September 2016; previously, she was Executive Vice President, President of Digital from January 2016 to September 2016. Prior to that, Ms. Wong served as Chief Business Officer of PopSugar Media, Inc. from 2011 to 2015, where she led business operations, business development, and growth strategy across all content and commerce platforms. From 2010 to 2011, Ms. Wong served as Senior Vice President/General Manager for AOL Media Lifestyle at AOL Inc., as well as global head of business operations and head of operations for AOL Media. Prior to that, she served as Senior Vice President and General Manager of Premium Network Display Products at AOL, where she led the development and go-to-market strategies for the company’s premium network display products. Previously she held management roles at The Huffington Post Media Group and AOL Advertising. Ms. Wong’s earlier experience includes a role as Associate Partner, Media and Entertainment Practice for McKinsey & Company.
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
We face significant competition across the media landscape, including from magazine publishers, digital publishers, social media platforms, search platforms, portals and digital marketing services, among others, which we expect will continue, and as a result we may not be able to maintain or improve our operating results.
We compete with other magazine publishers for market share and for the time and attention of consumers of print magazine content. The proliferation of choices available to consumers for information and entertainment has resulted in audience fragmentation and has negatively affected overall consumer demand for print magazines and intensified competition with other magazine publishers for share of print magazine readership.
We also compete with digital publishers and other forms of media, including, among others, social media platforms, search platforms, portals and digital marketing services. The competition we face has intensified as a result of the growing popularity of mobile devices, such as smartphones and social-media platforms, and the shift in consumer preference from print media to digital media for the delivery and consumption of content, including video content. Social media and other platforms such as Facebook, Twitter, Snapchat, Google and Yahoo! are successful in gathering national, local and entertainment news and information from multiple sources and attracting a broad readership base. News aggregation websites and customized news feeds (often free to users) may reduce our traffic levels by minimizing the need for the audience to visit our websites or use our digital applications directly. Given the ever-growing and rapidly changing number of digital media options available on the Internet, we may not be able to increase our online traffic sufficiently and retain or grow a base of frequent visitors to our websites and applications on mobile devices. In addition, the ever-growing and rapidly changing number of digital media options available on the Internet may lead to technologies and alternatives that we are not able to offer.
These new platforms have reduced the cost of producing and distributing content on a wide scale, allowing new free or low-priced digital content providers to compete with us and other magazine publishers. The ability of our paid print and digital content to compete successfully with free and low-priced digital content, including video content, depends on several factors, including our ability to differentiate and distinguish our content from free or low-priced digital content, as well as our ability to increase the value of paid subscriptions to our customers by offering a different, deeper and richer digital experience. If we are unable to distinguish our content from that of our competitors or adapt to new distribution methods, our business, financial condition and results of operations may be adversely affected.
We derive approximately half of our Revenues from advertising. The continuing shift in consumer preference from print media to digital media, as well as growing consumer engagement with digital media and social platforms, has introduced significant new competition for advertising. The proliferation of new platforms available to advertisers, combined with continuing strong competition from print platforms, has affected both the amount of advertising we are able to sell as well as the rates advertisers are willing to pay. Our ability to compete successfully for advertising also depends on our ability to drive scale, engage digital audiences and prove the value of our advertising and the effectiveness of our print and digital platforms, including the value of advertising adjacent to high quality content, and on our ability to use our brands to continue to offer advertisers unique, multi-platform advertising programs and franchises. If we are unable to demonstrate to advertisers the continuing value of our print and digital platforms or offer advertisers unique advertising programs tied to our brands, our business, financial condition and results of operations may be adversely affected.
We are exposed to risks associated with the current challenging conditions in the magazine publishing industry.
We have experienced declines in our Print and other advertising revenues and Circulation revenues due to challenging conditions in the magazine publishing industry. For the years ended December 31, 2016, 2015 and 2014, our Print and other advertising revenues declined 9%, 10% and 3%, respectively, as compared to the preceding year despite our having maintained or gained market share in advertising revenues in each of 2016, 2015, and 2014, and our Circulation revenues declined 9%, 5% and 3%, respectively, as compared to the preceding year. The challenging conditions and our declining revenues may limit our ability to invest in our brands and pursue new business strategies, including acquisitions, and make it more difficult to attract and retain talented employees and management. Moreover, while we have reduced our costs significantly in recent years to address these challenges, we will need to reduce costs further and such reductions are subject to risks. See “—We may experience financial and strategic difficulties and delays or unexpected costs in completing our various restructuring plans and cost-saving initiatives, including not achieving the anticipated savings and benefits of these plans and initiatives.”
Our profits may be affected by our ability to respond to recent and future changes in technology and consumer behavior.
Technology used in the publishing industry continues to evolve rapidly, and advances in that technology have led to alternative methods for the delivery and consumption of content, including via mobile devices such as smartphones.

These technological developments have driven changes in consumer behavior, especially among younger demographics. Shifts to digital platforms present several challenges to our historical business model, which is based on the production and distribution of print magazines. In order to remain successful, we must continue to attract readers and advertisers to our print products while also continuing to adapt our business model to address changing consumer demand for digital content across a wide variety of devices and platforms.
This adaptation poses certain risks. First, advertising models and pricing for digital platforms may not be as economically attractive to us as in print magazines, and our ability to continue to package print and digital audiences for advertisers could change in the future. Second, it is unclear whether it will be economically feasible for us to grow paid digital circulation to scale. Further, our practice of offering certain content on our websites for free may reduce demand for our paid content. In addition, the increasing adoption of ad-blocking tools could negatively impact the revenues that we generate on our digital platforms.
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
Also, the shift to digital distribution platforms, many of which are controlled by third parties, may lead to pricing restrictions, the loss of distribution control, further loss of a direct relationship with advertisers and consumers and greater susceptibility to technological problems or failures in third-party systems as compared to our existing print distribution operations. Further, we may be required to incur significant costs as we continue to acquire new expertise and infrastructure to accommodate the shift to digital platforms, including additional consumer software and digital and mobile content development expertise, and we may not be able to economically adapt existing print production and distribution assets to support our digital operations. If we are unable to successfully manage the transition to a greater emphasis on digital platforms, continue to negotiate mutually agreeable arrangements with digital distributors or otherwise respond to changes in technology and consumer behavior, our business, financial condition and results of operations may be adversely affected.
In addition, the advertising industry continues to experience a shift toward digital advertising. Because rates for digital advertising are generally lower than for traditional print advertising, our digital advertising revenue may not fully replace print advertising revenue lost as a result of the shift. Growing consumer reliance on mobile devices adds additional pressure, as advertising rates are generally lower on mobile devices than on personal computers. If we are unable to effectively grow digital advertising revenues through the development of advertising products that are compelling to both marketers and consumers, our business, financial condition and results of operations may be adversely affected.
If we fail to develop or acquire technologies that adequately serve changing consumer behaviors and support our evolving business needs, our business, financial condition and prospects may be adversely affected.
In order to respond to changing consumer behaviors, we need to invest in new technologies and platforms to deliver content and provide products and services where consumers demand it. If we fail to develop or acquire the necessary consumer-facing technologies or if the technologies we develop or acquire are not received favorably by consumers, our business, financial condition and prospects may be adversely affected. In addition, as our business evolves and we develop new revenue streams, we must develop or invest in new technology and infrastructure that satisfy the needs of the changing business. If we fail to do so, our business, financial condition and prospects may suffer. Further, if we fail to update our current technology and infrastructure to minimize the potential for business disruption, our business, financial condition and prospects may be adversely affected.
We are exposed to risks associated with weak economic conditions.
We have been adversely affected by weak economic conditions in the past and have experienced declines in our Advertising and Circulation revenues as a result. Factors that affect economic conditions include the rate of unemployment, the level of consumer confidence and changes in consumer spending habits. Because magazines are generally discretionary purchases for consumers, our Circulation revenues are sensitive to general economic conditions and economic cycles. Certain economic conditions such as general economic downturns, including periods of increased inflation, unemployment levels, tax rates, interest rates, gasoline and other energy prices or declining consumer confidence, negatively impact consumer spending. Reduced consumer spending or a shift in consumer spending patterns away from discretionary items will likely result in reduced demand for our products and may also require us to incur increased selling and marketing expenses.
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
Our success is dependent in part on our ability to identify, develop and execute appropriate strategic growth initiatives that will enable us to achieve sustainable growth in the long-term. The implementation of our strategic initiatives is subject to both the risks affecting our business generally and the inherent risks associated with implementing new strategies. These strategic initiatives may not be successful in generating revenues or improving operating profit and, if they are, they may take longer than anticipated. Activities of activist shareholders, including proxy contests or other efforts to change the board of directors, could also be a distraction to management in executing its plans, and may even cause us to change our strategic initiatives. As a result and depending on evolving conditions and opportunities, we may need to adjust our strategic initiatives and such changes could be substantial, including modifying or terminating one or more of such initiatives. Termination of such initiatives may require us to write down or write off the value of our investments in them. Transition and changes in our strategic initiatives may also create uncertainty in our employees, customers and partners that could adversely affect our business and revenues. In addition, we may incur higher than expected or unanticipated costs in implementing our strategic initiatives, attempting to attract revenue opportunities or changing our strategies. There is no assurance that the implementation of any strategic growth initiative will be successful, and we may not realize anticipated benefits at levels we project or at all, which would adversely affect our business, financial condition and prospects.
Changes to U.S. or international regulation or policies affecting our business or the businesses of our advertisers could cause us to incur additional costs or liabilities, negatively impact our revenues or disrupt our business practices.
Our business is subject to a variety of U.S. and international laws, regulations and policies. See Item 1, “Business–Regulatory Matters” for a description of the significant laws, regulations and policies affecting our business, including, among others, new data privacy laws in the E.U. We could incur substantial costs to comply with new laws, regulations or policies or substantial penalties or other liabilities if we fail to comply with them. Compliance with new laws, regulations or policies could also cause us to change or limit our business practices in a manner that is adverse to our business. In addition, if there are changes in laws, regulations or policies that provide protections that we rely on in conducting our business, they could subject us to greater risk of liability and could increase compliance costs or limit our ability to operate our business.
Our business performance is also indirectly affected by the laws, regulations and policies that govern the businesses of our advertisers. For example, the pharmaceutical industry, which accounts for a significant portion of our Advertising revenues, is subject to regulations of the Food and Drug Administration in the United States requiring pharmaceutical advertisers to communicate certain disclosures to consumers about advertised pharmaceutical products, typically through the purchase of print media advertising. We face the risk that the Food and Drug Administration could change pharmaceutical marketing regulations in a way that is detrimental to the sale of advertising.
Additionally, changes in laws and regulations that currently allow us to retain customer credit card information and other customer data and to engage in certain forms of consumer marketing, such as automatic renewal of subscriptions for our magazines and negative option offers via direct mail, email, online or telephone solicitation, could have a negative impact on our Circulation revenues and adversely affect our financial condition and operating performance.
Our results of operations could be adversely affected as a result of increases in postal rates, and our business and results of operations could be negatively affected by postal service changes.
Due in large part to the current statutory requirement that the USPS make large annual payments to the Department of the Treasury to prefund the USPS’ retiree health benefits fund, the USPS continues to report large net annual losses despite revenue gains and a leveling off in the volume of mail delivered. In 2015, the USPS introduced new service standards that slowed the delivery of periodical mail and resulted in a portion of our weekly magazines being delivered a day later. We cannot predict how the USPS will address its fiscal condition in the future, but changes to delivery, reduction in staff or additional closings of processing centers may lead to changes in our internal production schedules or other changes in order to continue to meet our subscribers’ expectations.

Other measures taken to reduce or eliminate the USPS' reported losses could include above-inflation (i.e., greater-than-CPI) increases in the rates of postage for periodicals mail and other market-dominant mail products that we use. Congress has been considering comprehensive postal reform legislation, some of which would remove or modify the current restrictions on rate increases. The PRC is likely to consider similar changes in its statutorily-mandated review of the current regulatory system that began in December 2016. Postage is a significant operating expense for us, and if increases in postal rates occur and we are not able to offset the increases, the results of our operations could be harmed.
We could face increased costs and business disruption from instability in our wholesaler distribution channels.
We operate a distribution network that relies on wholesalers to distribute our magazines to newsstands and other retail outlets. A small number of wholesalers are responsible for a substantial percentage of wholesale magazine distribution in the United States and the United Kingdom. We are experiencing significant declines in magazine sales at newsstands and other retail outlets. In light of these declines and the challenging industry conditions, there may be further consolidation among the wholesalers and one or more may become insolvent or unable to pay amounts due in a timely manner. For example, in June 2014, our then second-largest wholesaler of our publications filed for protection under Chapter 11 of the U.S. Bankruptcy Code, requiring us to transition the distribution of our products and increase our use of other distributors. (See Item 1, "Business—How We Generate Revenues—Circulation—Newsstand Sales.") Distribution channel disruptions can impede our ability to distribute magazines to the retail marketplace, which could, among other things, negatively affect the ability of certain magazines to meet the rate base established with advertisers. Disruption in the wholesaler channel, an increase in wholesale distribution costs or the failure of wholesalers to pay amounts due could adversely affect our business, financial condition and results of operations.

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
In addition, printing is a significant component in the production of our print magazines. While occasional disruptions in the services provided by our current printers can be addressed by shifting production to other suppliers, a prolonged interruption of services by either of our printers could have an adverse impact on our business, financial condition and results of operations. In this connection, in April 2016, our sole printing supplier in the U.K. announced a liquidation bankruptcy proceeding. In order to secure U.K.-based printing resources for our titles, we extended a loan to the purchaser of the printing site where our U.K. titles were printed and entered into a new printing agreement with that purchaser to print all our U.K. titles.
We have substantial indebtedness and the ability to incur significant additional indebtedness, which could adversely affect our business, financial condition and results of operations.
In connection with the Spin-Off, on April 29, 2014, we issued $700 million aggregate principal amount of 5.75% senior notes (the "Senior Notes"). On April 24, 2014, we also entered into senior credit facilities (the "Senior Credit Facilities") providing for a term loan (the "Term Loan") in an initial principal amount of $700 million and a $500 million revolving credit facility (the "Revolving Credit Facility"), of which up to $100 million is available for the issuance of letters of credit. As of December 31, 2016, the only utilization under the Revolving Credit Facility was letters of credit in the face amount of approximately $3 million. As of December 31, 2016, we had total consolidated indebtedness, net of discounts, of approximately $1.24 billion.
In November 2015, our Board of Directors authorized principal debt repayments and/or repurchases of up to $200 million on both the Term Loan and the Senior Notes. The authorization expires on December 31, 2017, subject to extension or earlier termination by the Board of Directors. The extent to which we repurchase or repay our debt, and the timing of such transactions, will depend upon a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by us from time to time. The authorization may be suspended or discontinued at any time without notice. Of the up to $200 million for debt repayments and/or repurchases authorized by our Board of Directors, $75 million remained unused as of February 10, 2017.
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
As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” a portion of our indebtedness consists of term loans and revolving credit facility borrowings with variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. Our Term Loan is subject to variable interest rates but includes a eurocurrency "floor" that is higher than the prevailing market rate. A hypothetical 100 basis point increase in current interest rates would increase our annual interest expense by approximately $5 million, and a hypothetical 200 basis point increase in interest rates would increase our annual interest expense by approximately $12 million. We will be exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. Even if we enter into interest rate swaps in the future in order to reduce future interest rate volatility, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, we have significant fixed rate indebtedness that includes prepayment penalties which could prevent us from taking advantage of any future decrease in interest rates that may otherwise be applicable to us.
We may need to raise additional capital, and we cannot be sure that additional financing will be available.
We will fund our ongoing working capital, capital expenditure and financing requirements through cash flows from operations, our Revolving Credit Facility (which is scheduled to expire in 2019) and new sources of capital, including additional financing. Our ability to obtain future financing will depend, among other things, on our financial condition and results of operations as well as on the financial condition of the lenders under our Revolving Credit Facility (whose obligations are several and not joint) and the condition of the capital markets or other credit markets at the time we seek financing. Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for us to obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. If we should require external financing for any reason, there can be no assurance that we will have access to the capital markets on terms we find acceptable or at all.

Adverse changes in the equity markets, interest rates or our credit ratings, changes in actuarial assumptions and legislative or other regulatory actions could substantially increase our U.K. pension costs and could result in a material adverse effect on our business, financial condition and results of operations.
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
The most recent triennial valuation of the IPC Plan under U.K. pension regulations was conducted as of April 5, 2015. Under the assumptions used in such valuation, which are more conservative than the assumptions used to determine a pension plan’s funded status in accordance with generally accepted accounting principles in the United States, the IPC Plan was deemed to be underfunded by approximately £156 million. We sold the Blue Fin Building on November 24, 2015 (the “Blue Fin Sale Closing”), and as part of that sale a new pension funding agreement (the “New Pension Support Agreement”) was reached among the IPC Plan Trustee, Time Inc. and Time Inc. (UK) Ltd. (“Time Inc. UK”). Pursuant to the New Pension Support Agreement, the Company was no longer subject to any restrictions on the use of proceeds from the sale of the Blue Fin Building, but agreed to make the following cash contributions to the IPC Plan: (1) £50 million to be contributed within 30 days of the Blue Fin Sale Closing (which contribution was made in November 2015); (2) £11 million to be contributed annually until the sixth anniversary of the Blue Fin Sale Closing; (3) contributions on the sixth, seventh and eighth anniversaries of the Blue Fin Sale Closing calculated so as to eliminate the “self-sufficiency deficit”, if any, of the IPC Plan as of the eighth anniversary of the Blue Fin Sale Closing, determined assuming that the discount rate on the IPC Plan’s liabilities would be equivalent to 0.5% in excess of the then-prevailing rate on bonds issued by the UK Government (“gilts”); and (4) contributions between the eighth and 15th anniversaries of the Blue Fin Sale Closing calculated so as to eliminate the “risk-free self-sufficiency deficit”, if any, of the IPC Plan as of the 15th anniversary of the Blue Fin Sale Closing, determined assuming that the discount rate on the plan’s liabilities would be equivalent to the then-prevailing gilts rate. The “self-sufficiency deficit,” which is calculated using more conservative assumptions than those used in the triennial valuation performed for purposes of determining an appropriate annual funding obligation for the IPC Plan, is an estimate of the amount of a hypothetical one-time contribution that would provide a high level of assurance that the IPC Plan could fund all future benefit obligations as they come due with no further contributions using a discount rate that is 50 basis points higher than the expected return on gilts.  The "risk-free self-sufficiency basis" uses a discount rate that is the same as the expected return on gilts.
The New Pension Support Agreement provides that Time Inc. will guarantee all of Time Inc. UK’s obligations under the IPC Plan and the New Pension Support Agreement, including the above-described payment obligations, as well as the obligation to fund the IPC Plan’s “buyout deficit” (i.e., the amount that would be needed to purchase annuities to discharge the benefits under the plan) under certain circumstances. Specifically, Time Inc. would be required to deposit the buyout deficit into escrow or provide a surety bond or other suitable credit support if we were to experience a drop in our credit ratings to certain stipulated levels or if our debt in excess of $50 million were not to be paid when due or were to come due prior to its stated maturity as a result of a default (a “Major Debt Acceleration”). This could have a material adverse effect on our business, financial condition and results of operations. We would be permitted to recoup the escrowed funds under certain circumstances after a recovery in our credit ratings. However, if the Company or Time Inc. UK were to become insolvent, or if a Major Debt Acceleration were to occur (without being promptly cured and accompanied by a recovery in the Company’s credit ratings), any escrowed funds would be immediately contributed into the IPC Plan and we would be obligated to immediately contribute into the IPC Plan any shortfall in the buyout deficit amount. Had the Company been required to fund the buyout deficit on December 31, 2016, the amount would have been approximately £360 million. The amount of the buyout deficit changes daily and is determined by many factors, including but not limited, to changes in the fair value of the plan assets and liabilities and interest rate.
It is possible that, following future valuations of the IPC Plan’s assets and liabilities or following future discussions with the trustee, the annual funding obligation will change. The future valuations under the IPC Plan can be affected by a number of assumptions and factors, including legislative changes, assumptions regarding interest rates, inflation, mortality, compensation increases and retirement rates, the investment strategy and performance of the IPC Plan assets, the strength of our U.K. business, and (in certain limited circumstances) actions by the U.K. pensions regulator. Volatile economic conditions, including as a result of Brexit, could increase the risk that the funding requirements increase following the next triennial valuation, which is expected to commence in April 2018. A significant increase in our funding requirements for the IPC Plan or in the calculated "self-sufficiency deficit" or the calculated "risk-free self-sufficiency deficit" could result in a material adverse effect on our business, financial condition and results of operations.
We face risks relating to doing business internationally that could adversely affect our business, financial condition and operating results.
Our business operates internationally. There are risks inherent in doing business internationally, including:

•	issues related to managing international operations, including our ability to hire and retain talented personnel;

•	potentially adverse changes in tax laws and regulations;

•	lack of sufficient protection for intellectual property in some countries;

•	government policies that restrict the print and digital flow of information;

•	complying with international laws and regulations, including those governing the collection, use, retention, sharing and security of consumer data;

•	currency exchange and export controls;

•	fluctuation in currency exchange rates;

•	local labor laws and regulations;

•	political or social instability; and

•	limitations on our ability to efficiently repatriate cash from our foreign operations.
One or more of these factors could harm our international operations and operating results. These risks will be heightened if we expand the international scope of our operations. In addition, some of our operations are conducted in foreign currencies, and the value of each of these currencies fluctuates relative to the U.S. dollar. As a result, we are exposed to exchange rate fluctuations, which in the past have had, and in the future could have, an adverse effect on our results of operations in a given period. For example, as a result of the June 23, 2016 referendum by British voters to exit the European Union (“Brexit”), global markets and foreign currencies have been adversely impacted. In particular, the value of the British pound has sharply declined as compared to the U.S. dollar and other currencies. A weaker British pound compared to the U.S. dollar during a reporting period would cause local currency results of our U.K. operations to be translated into fewer U.S. dollars. This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the European Union, but it is uncertain over what time period this will occur. A significantly weaker British pound compared to the U.S. dollar could have an adverse effect on the Company’s business, financial condition and results of operations.
Our business may suffer if we cannot continue to enforce the intellectual property rights on which our business depends.
Our business relies on a combination of trademarks, trade names, copyrights, domain names and other proprietary rights, as well as contractual arrangements, including licenses, to establish, maintain and protect our intellectual property rights and brands. Our proprietary trademarks and other intellectual property rights are important to our continued success and our competitive position. See Item 1, “Business—Intellectual Property” for a description of our intellectual property assets and the measures we take to protect them. Effective intellectual property protection may not be available in every country or region in which we operate or where our products are available. We also may not be able to acquire or maintain appropriate domain names or trademarks in all countries or regions in which we do business. The Internet Corporation for Assigned Names and Numbers (ICANN) continues to expand the supply of domain names on the Internet and so far has designated more than 1,500 generic gTLDs, which could significantly change the structure of the Internet and make it significantly more expensive for us to protect our intellectual property on the Internet. We may be unable to prevent third parties from acquiring domain names, including generic top level domain names, that are similar to, infringe or diminish the value of our trademarks and other proprietary rights. Any impairment of our intellectual property or brands, including due to changes in U.S. or foreign intellectual property laws or the absence of effective legal protections or enforcement measures, could adversely impact our business, financial condition and results of operations.
We have been, and may be in the future, subject to claims of intellectual property infringement, which could subject us to liability or require us to change our business practices.
Successful claims that we infringe the intellectual property of others could require us to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question. In addition, due to advancements in technology and the fast paced dissemination of digital content there is an increased risk of copyright and trademark infringement. From time to time, we could be the subject of infringement claims or legal proceedings by third parties due to inadvertent infringement from our digital content. This could require us to change our business practices and limit our ability to compete effectively. Even if we believe that claims of intellectual property infringement are without merit, defending against the claims can be time-consuming and costly and divert management’s attention and resources away from our business.
Service disruptions or failures of our or our vendors’ information systems and networks as a result of computer viruses, misappropriation of data or other malfeasance, natural disasters (including extreme weather), accidental releases of information or other similar events, may disrupt our business, damage our reputation or have a negative impact on our results of operations.
Because information systems, networks and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks, printing or other services to us pose increasing risks. Such disruptions may be caused by events such as computer hacking, phishing attacks, dissemination of computer viruses, malware, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. Such events could have an adverse impact on us and our customers, including degradation or disruption of service, loss of data and damage to equipment and data. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. Significant events could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands or a loss of customers or revenues. In addition, we may not have adequate insurance coverage to compensate for any losses associated with such events.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and customers, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or customers or employees of our vendors to disclose sensitive information in order to gain access to our data, or to take control of our sites in order to publish false information or otherwise mislead our users. Like other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose customers, audience and advertisers and our reputation, brands and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and claims made by consumers and groups in private litigation involving privacy issues related to consumer data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we distribute more of our content digitally, outsource more of our information systems to vendors, engage in more electronic transactions with consumers and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. Additionally, a growing portion of our Subscription revenues, both through our Synapse subsidiary and direct-to-publisher subscriptions, is dependent on the continuous service model and our ability to automatically renew customers (with proper notifications and authorizations) using credit or debit cards that customers provide at the time of purchase. Significant credit card breaches at major retailers have resulted in a number of banks re-issuing credit cards. This creates a break in our relationship with customers whose cards are reissued and results in lost renewal revenue. A continuation or increase in such breaches and resulting re-issuances could adversely impact our business, financial condition and results of operations.
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
As part of our annual impairment test, we assessed our goodwill for impairment as of December 31, 2016. The test resulted in an impairment of $1 million. We also recognized asset impairment charges of $192 million in 2016 primarily related to an impairment of a domestic tradename intangible. In 2015, we recognized a goodwill impairment charge of $952 million as a result of the sale of the Blue Fin Building, a decline in our publicly traded share price and trends in our Advertising and Circulation revenues.
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
We have made and expect to continue to make acquisitions and investments, which involve inherent risks and uncertainties.
We have made and expect to continue to make acquisitions and investments, which involve inherent risks and uncertainties, including:

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
If an acquired business fails to operate as anticipated or generate anticipated returns, cannot be successfully integrated with our existing business or is not a good fit with our overall strategy, or one or more of the other risks and uncertainties identified occur in connection with our acquisitions, our business, results of operations and financial condition could be adversely affected.
If it becomes more difficult to attract and retain key personnel, our business could be adversely affected.
We are dependent on our ability to hire and retain talented employees and management. We underwent significant changes over the past year, including several changes in executive leadership and various restructuring and cost management initiatives in several functions, which were disruptive to our business. As a result of these disruptions or other factors, it may become more difficult to attract and retain the key employees we need to meet our strategic objectives.
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

In the past few years, we initiated restructuring plans and realignment programs that included streamlining our organizational structure to enhance operational flexibility, speed decision making, and spur the development of new cross-brand products and services. We expect to continue to actively manage our costs and may undertake additional restructuring plans and cost-savings initiatives. Our cost savings initiatives include moving some of our business operations and corporate functions to outsourced arrangements or off-shore locations. Identifying and implementing additional cost reductions, however, may become increasingly difficult to do in an operationally effective manner.
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
In addition, Section 355(e) of the Code generally creates a presumption that the Distribution would be taxable to Time Warner, but not to stockholders, if we or our stockholders were to engage in transactions that result in a 50% or greater change by vote or value in the ownership of our stock during the four-year period beginning on the date that begins two years before the date of the Distribution, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions giving effect to such a change in ownership. If the Distribution were taxable to Time Warner due to such a 50% or greater change in ownership of our stock, Time Warner would recognize a gain in an amount up to the fair market value of our common stock held by it immediately before the Distribution, increased by the amount of the special dividend that we paid Time Warner in connection with the Spin-Off, and we generally would be required to indemnify Time Warner for the tax on such gain and any related expenses. Any such indemnification obligation could materially adversely affect our financial condition. See Note 16, "Related Party Transactions and Relationship with Time Warner," to our consolidated financial statements included in this annual report on Form 10-K.
We agreed to numerous restrictions to preserve the non-recognition tax treatment of the Distribution, which may reduce our strategic and operating flexibility.
In connection with the Spin-Off, we entered into a Tax Matters Agreement with Time Warner pursuant to which we agreed to covenants and indemnification obligations that address compliance with Section 355(e) of the Code. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that our stockholders may consider favorable. See Note 16, "Related Party Transactions and Relationship with Time Warner," to our consolidated financial statements included in this annual report on Form 10-K.
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

In addition, our pre-Spin-Off financial data does not include an allocation of interest expense comparable to the interest expense we incur as a result of the Senior Notes and the Senior Credit Facilities. Our interest expense for the year ended December 31, 2016 was $63 million exclusive of fees and discounts, which is significantly higher than the amount reflected in our historical financial statements for the years before 2015.
Following the Spin-Off, we became responsible for the additional costs associated with being an independent publicly-traded company, including costs related to corporate governance, investor and public relations and public reporting. Therefore, our financial statements for the years before 2015 may not be indicative of our performance as an independent publicly-traded company. For additional information about our past financial performance and the basis of presentation of our financial statements, see Item 6., “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.
Our stock price may fluctuate significantly.
The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategies;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to continue to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	changes in the digital advertising and technology industry;

•	investor perception of our company and the magazine publishing industry;

•	overall market fluctuations;

•	results from any material litigation or government investigation;

•	changes in laws and regulations (including tax laws and regulations) affecting our business;

•	speculation about third party interest in an acquisition of our company;

•	changes in capital gains taxes and taxes on dividends affecting stockholders; and

•	general economic conditions and other external factors.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

The following table sets forth certain information concerning our principal properties as of December 31, 2016:

Description / Location	Principal Use	Approximate Square Footage	Leased or Owned	Expiration Date
225 Liberty Street New York, New York	Executive, business, administrative and editorial offices	696,000(a)	Leased	2032
3102 Queen Palm Drive Tampa, Florida	Warehouse, mail processing and distribution facility	230,000(b)	Leased	2020
Blue Fin Building 110 Southwark Street London, United Kingdom	Executive, business, administrative and editorial offices	186,000(c)	Leased	2025
2100 Lakeshore Drive Birmingham, Alabama	Executive, business, administrative and editorial offices	156,000(d)	Leased	2030
3000 University Center Drive/10419 N 30th Street Tampa, Florida	Business offices, call center and distribution facility	133,000	Leased	2026
225 High Ridge Road Stamford, Connecticut	Business offices	77,000(e)	Leased	2027
241 37th Street Brooklyn, New York	Business offices	58,000(f)	Leased	2031
__________________________

(a)
The lease at 225 Liberty Street commenced on February 11, 2015 and extends through December 31, 2032, although cash payments for rent obligations under the lease are not expected to begin until January 1, 2018. We have two five-year renewal options under this lease that are exercisable in December 2030 and 2035, respectively. We have an option to reduce the amount of space under this lease that is exercisable in June 2026.

(b)	We have two five-year renewal options under this lease that are exercisable in June 2019 and 2024.

(c)	Approximately 105,000 square feet are subleased to unaffiliated third-party tenants.

(d)	We have four five-year renewal options under this lease that are exercisable in December 2029, 2034, 2039, and 2044, respectively.

(e)	Our lease for 11,000 square feet of the space will expire in December 2017.

(f)	We have one five-year renewal option under this lease that is exercisable in July 2030. We have two expansion options under this lease that are both exercisable between June 2017 and December 2018.
We completed the relocation of our headquarters from Time & Life Building at 1271 Avenue of the Americas, New York, New York, to Brookfield Place at 225 Liberty Street in late 2015. The lease for our remaining space in the Time & Life Building expires in December 2017. We have sublet all such space to unaffiliated third-party tenants.
We moved out of our facilities at 135 West 50th Street in New York, New York in December 2016. We continue to have a lease for approximately 135,000 square feet at that location through 2017, of which approximately 95,000 square feet has been subleased to unaffiliated third-party tenants and the remaining space is available for sublease.
In addition to the properties listed above, we lease approximately 75 facilities for use as offices, technology centers, warehouses and other operational facilities in Alabama, Arizona, Arkansas, California, Florida, Georgia, Illinois, Iowa, Massachusetts, Michigan, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Texas, Washington and Washington, DC, and in the countries of Canada, China, Hong Kong, India, Japan, the Netherlands, the Philippines, Singapore, Switzerland and the United Kingdom.

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
On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, "Anderson News") filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York (the “District Court”) against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time Inc. Retail (formerly Time/Warner Retail Sales & Marketing, Inc.) ("TIR"). Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Specifically, plaintiffs allege that defendants conspired to reduce competition in the wholesale market for single-copy magazines by rejecting the magazine distribution surcharge proposed by Anderson News and another magazine wholesaler and refusing to distribute magazines to them. Plaintiffs are seeking (among other things) an unspecified award of treble monetary damages against defendants, jointly and severally. On August 2, 2010, the District Court granted defendants' motions to dismiss the complaint with prejudice and, on October 25, 2010, the District Court denied Anderson News' motion for reconsideration of that dismissal. On November 8, 2010, Anderson News appealed and, on April 3, 2012, the U.S. Court of Appeals for the Second Circuit (the “Circuit Court”) vacated the District Court's dismissal of the complaint and remanded the case to the District Court. On January 7, 2013, the U.S. Supreme Court denied defendants' petition for writ of certiorari to review the judgment of the Circuit Court vacating the District Court's dismissal of the complaint. In February 2014, Time Inc. and several other defendants amended their answers to assert antitrust counterclaims against plaintiffs. On December 19, 2014, the defendants filed a motion for summary judgment on Anderson News' claims and Anderson News filed a motion for summary judgment on the antitrust counterclaim. On August 20, 2015, the District Court granted the defendants’ motion for summary judgment on Anderson News’ claims and granted Anderson News’ motion for summary judgment on the defendants’ antitrust counterclaim. On August 25, 2015, Anderson News filed a notice with the Circuit Court appealing the District Court’s dismissal of Anderson News’ claims, and on September 14, 2015, the defendants filed a notice with the Circuit Court appealing the District Court’s dismissal of the defendants’ antitrust counterclaim. On December 8, 2015, Anderson News filed its appellate brief with the Circuit Court and on March 8, 2016, the defendants filed their appellate briefs with the Circuit Court. Anderson’s reply brief was filed on May 9, 2016 and the defendants’ sur-reply brief was filed on May 23, 2016. Oral argument on the appeal was held on December 2, 2016. We are awaiting the court's decision.
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
On October 3, 2012, Susan Fox filed a class action complaint (the "Complaint") against Time Inc. in the United States District Court for the Eastern District of Michigan alleging violations of Michigan’s Video Rental Privacy Act (“VRPA”) as well as claims for breach of contract and unjust enrichment. The VRPA limits the ability of entities engaged in the business of selling, renting or lending retail books or other written materials from disclosing to third parties certain information about customers’ purchase, lease or rental of those materials. The Complaint alleges that Time Inc. violated the VRPA by renting to third parties lists of subscribers to various Time Inc. magazines. The Complaint sought injunctive relief and the greater of statutory damages of $5,000 per class member or actual damages. On December 3, 2012, Time Inc. moved to dismiss the Complaint on the grounds that it failed to state claims for relief and because the named plaintiff lacked standing because she suffered no injury from the alleged conduct. On August 6, 2013, the court granted, in part, and denied, in part, Time Inc.’s motion, dismissing the breach of contract claim but allowing the VRPA and unjust enrichment claims to proceed. On November 11, 2013, Rose Coulter-Owens replaced Susan Fox as the named plaintiff. On March 13, 2015, the plaintiff filed a motion seeking to certify a class consisting of all Michigan residents who between March 31, 2009 and November 15, 2013 purchased a subscription to TIME, Fortune or Real Simple magazines through any website other than Time.com, Fortune.com and RealSimple.com. On July 27, 2015, the court granted plaintiff’s motion to certify the class, which we estimate to comprise approximately 40,000 consumers. On August 31, 2015, Time Inc. and the plaintiff moved for summary judgment and on October 1, 2015 both parties filed briefs in opposition to their adversaries’ motions. On February 16, 2016, the court granted Time Inc.'s motion for summary judgment and dismissed the case. On March 16, 2016, the plaintiff filed a notice with the Circuit Court appealing the District Court’s dismissal of plaintiff’s claims. On May 26, 2016, Time Inc. filed a motion to dismiss the appeal on the ground that plaintiff lacked standing to pursue her claims. On September 22, 2016, the Motions Part of the Circuit Court issued an order directing that Time Inc.'s motion to dismiss the appeal should be decided by the appellate panel that was assigned the plaintiff's appeal on the merits. On November 4, 2016, Plaintiff filed her appellate brief and on December 21, 2016, Time Inc. filed its opposition to Plaintiff's appeal and a cross-appeal to the District Court's order certifying the class. Plaintiff filed a reply and opposition to Time Inc.'s class certification appeal on February 6, 2017 and Time Inc. filed a sur-reply on February 20, 2017. On February 19, 2016, the same law firm representing Coulter-Owens filed another class action, entitled Perlin v. Time Inc., in the United States District Court for the Eastern District of Michigan alleging violations of the VRPA as well as a claim for unjust enrichment. This lawsuit was filed on behalf of Michigan residents who purchased subscriptions directly from Time Inc. On May 6, 2016 and May 31, 2016, Time Inc. moved to dismiss the Complaint. Perlin filed an opposition brief on June 27, 2016 and Time Inc. filed its reply brief on July 11, 2016. On February 15, 2017, the Court denied Time Inc.'s motion to dismiss.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "TIME" and began "regular-way" trading on the NYSE on June 9, 2014. As of February 10, 2017, there were approximately 9,000 holders of record of our common stock.
The following table sets forth for the periods indicated the reported high and low closing sales price of our common stock on the NYSE.

Year Ended December 31, 2016	High	Low
First Quarter	$15.53	$12.40
Second Quarter	$17.51	$13.73
Third Quarter	$16.73	$13.65
Fourth Quarter	$18.00	$12.55

Year Ended December 31, 2015	High	Low
First Quarter	$25.60	$21.64
Second Quarter	$24.05	$21.34
Third Quarter	$23.84	$18.31
Fourth Quarter	$19.88	$14.96
Dividend Policy
We have paid consecutive quarterly cash dividends of $0.19 per common share since the fourth quarter of 2014. In February 2017, our Board of Directors declared a cash dividend of $0.19 per common share to stockholders of record as of the close of business on February 28, 2017, which dividend will be payable on March 15, 2017. We currently intend to continue to declare regular quarterly dividends on our outstanding common stock in respect of each completed fiscal quarter, with quarterly payment dates occurring on or about the middle of the last month of each quarter. The declaration and amount of any actual dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions. Although the Senior Credit Facilities contain limitations on our ability to declare dividends and make other restricted payments, such limitations are not expected to hinder our ability to declare regular quarterly dividends at rates similar to those declared in the past for the foreseeable future.
Recent Sale of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table provides certain information with respect to our purchases of shares of Time Inc.'s common stock during the fourth quarter of 2016:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2016 to October 31, 2016	328,986	$13.60	328,986	$123,684,428

November 1, 2016 to November 30, 2016	60,836	$12.82	60,836	$122,903,397

December 1, 2016 to December 31, 2016	_	N/A	_	$122,903,397
Total	389,822		389,822

(1)
On November 12, 2015, our Board of Directors authorized the repurchase of up to $300 million of Time Inc.'s common stock. The authorization expires on December 31, 2017, subject to extension or earlier termination by the Board of Directors.

Performance Presentation
The following graph shows the cumulative total stockholder return from May 21, 2014 (the first day our common stock began “when-issued” trading on the NYSE) through December 31, 2016 on an assumed investment of $100 on May 21, 2014 in our common stock, the Standard & Poor’s S&P 400 MidCap Stock Index and the Standard & Poor’s S&P 1500 Publishing and Printing Index. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming reinvestment of dividends, and (ii) the difference between the issuer’s share price at the end versus the beginning of the measurement period, by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.
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
Fiscal year ending December 31.
ITEM 6. SELECTED FINANCIAL DATA
The following tables present selected historical consolidated and combined financial information as of and for each of the years in the five-year period ended December 31, 2016. The selected historical consolidated financial data as of December 31, 2016 and 2015 and for each of the years ended December 31, 2016, 2015 and 2014 are derived from our historical consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected historical combined financial data as of December 31, 2013 and 2012, and for the years ended December 31, 2013 and 2012 are derived from our audited combined financial statements that are not included in this annual report on Form 10-K.

You should review the selected historical financial data presented below in conjunction with our consolidated financial statements and the accompanying notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report on Form 10-K. For each of the periods presented prior to the Distribution Date, the entities that are part of Time Inc. were each separate indirect wholly owned subsidiaries of Time Warner. The financial information included herein for years prior to 2015 may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent publicly-traded company during the periods presented as such historical financial information prior to the Distribution Date includes allocations of certain Time Warner corporate expenses. We believe the assumptions and methodologies underlying the allocation of these expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that we would have incurred if we had operated as an independent publicly-traded company. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations – Transactions and Other Items Affecting Comparability" for items impacting comparability of results.

	Years Ended December 31,
	2016	2015	2014	2013	2012
(in millions, except per share data)
Selected Operating Statement Information:
Revenues
Advertising	$1,712	$1,655	$1,775	$1,807	$1,819
Circulation	944	1,043	1,095	1,129	1,210
Other	420	405	411	418	407
Total revenues	$3,076	$3,103	$3,281	$3,354	$3,436
Operating income (loss)	$2	$(823)	$180	$330	$420
Net income (loss)	$(48)	$(881)	$87	$201	$263

Basic net income (loss) per common share(a)	$(0.49)	$(8.32)	$0.80	$1.85	$2.41
Diluted net income (loss) per common share(a)	$(0.49)	$(8.32)	$0.80	$1.85	$2.41
Cash dividends declared per share of common stock	$0.76	$0.76	$0.19	$—	$—
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

	December 31,
	2016	2015	2014	2013	2012
(in millions)
Selected Balance Sheet Information:
Cash and cash equivalents	$296	$651	$519	$46	$81
Total assets	4,305	4,884	5,896	5,674	5,935
Current portion of long-term debt	7	7	7	—	—
Long-term debt	1,233	1,286	1,364	38	36
Total stockholders' equity	1,440	1,809	2,871	4,042	4,284

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” at pages 46 through 78 is incorporated herein by reference.
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
For the year ended December 31, 2016, a 10% change in the U.S. dollar/British pound sterling rate and the U.S. dollar/Euro rate would have impacted revenues by approximately $23 million and $4 million, respectively, on an annual basis.
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
Interest Rate Risk
Based on the level of interest rates prevailing at December 31, 2016, the fair value of our fixed rate Senior Notes of $597 million was greater than their carrying value of $568 million by $29 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for comparable securities and consideration of our risk profile. A hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2016 would increase the estimated fair value of our fixed rate debt by approximately $6 million to approximately $603 million. A hypothetical 100 basis point increase in interest rates prevailing at December 31, 2016 would decrease the estimated fair value of our fixed rate debt by approximately $20 million to approximately $576 million.
Our Term Loan is subject to variable interest rates but includes a eurocurrency "floor" that is higher than the prevailing market rate. A hypothetical 100 basis point increase in current interest rates would increase our annual interest expense by approximately $5 million, and a hypothetical 200 basis point increase in interest rates would increase our annual interest expense by approximately $12 million. The Revolving Credit Facility is subject to variable interest rates but is assumed to be undrawn for purposes of this calculation. Our Revolving Credit Facility remained undrawn as of the date of filing of this annual report on Form 10-K, except for $3 million in letters of credit issued thereunder.
The discount rate used to measure the benefit obligations for our non-U.S. pension plans is determined by using a spot-rate yield curve, derived from the yields available on high quality corporate bonds. Broad equity and bond indices are used in the determination of the expected long-term rate of return on our non-U.S. pension plan assets. Therefore, interest rate fluctuations and volatility of the debt and equity markets can have a significant impact on asset values of our non-U.S. pension plans and future anticipated contributions. For example, a hypothetical 100 basis point increase in interest rates generally would decrease our benefit obligations under our non-U.S. pension plans by approximately $143 million.
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
Our receivables did not represent significant concentrations of credit risk as of December 31, 2016 or December 31, 2015 due to the wide variety of customers, markets and geographic areas to which our products and services are sold.
We monitor our positions and the credit quality of the financial institutions which are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2016 and December 31, 2015, we did not anticipate nonperformance by any of the counterparties.
Other Market Risk
We continue to be exposed to risks associated with paper used for printing. Paper is a basic commodity and its price is sensitive to the balance of supply and demand. Our expenses are affected by the cyclical increases and decreases in the price of paper. The cost of raw materials, of which paper expense is a major component, represents approximately 7% and 5% of our total annual operating expenses in 2016 and 2015, respectively. Based on the number of tons of paper consumed in 2016 and 2015, a $10 per ton or 1% increase in paper price would have resulted in additional pretax paper cost of $3 million and $2 million, respectively.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements, supplementary data of the Company and the report of independent registered public accounting firm thereon set forth at pages F-4 through F-62, F-63 and F-2, respectively, are incorporated herein by reference.

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
Changes in Internal Control Over Financial Reporting
Except as described below, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During 2016, we completed the acquisitions of Viant, Bizrate Insights and certain other acquisitions. Refer to Note 3, "Acquisitions and Dispositions," for additional information regarding these acquisitions. We excluded these acquisitions from the scope of management’s report on internal controls over financial reporting for the year ended December 31, 2016, as permitted by Securities and Exchange Commission guidance. We are in the process of integrating these acquisitions into our overall internal control over financial reporting process and will include them in scope for the year ending December 31, 2017. This process may result in additions or changes to our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption "Executive Officers of the Company" in Part I, Item 1 of this annual report on Form 10-K, the information required by this Item is incorporated by reference to our definitive proxy statement to be issued in connection with our 2017 Annual Meeting of Stockholders (the "2017 Proxy Statement").
We have adopted a Code of Ethics for our Senior Executive and Senior Financial Officers (the "Code of Ethics"). A copy of the Code of Ethics is publicly available on our website at www.timeinc.com. Amendments to the Code of Ethics or any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will also be disclosed on our website.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the 2017 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the 2017 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the 2017 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

Part IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report on Form 10-K:

(1)	The financial statements as indicated in the index set forth on page 79

(2)	Financial Statement Schedule:
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

TIME INC. (Registrant)

By:	/s/ Susana D'Emic
Susana D'Emic
Executive Vice President and Chief Financial Officer
Date: February 27, 2017
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Battista, Susana D'Emic and Lauren Ezrol Klein, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Battista	President and Chief Executive Officer and Director (principal executive officer)	February 27, 2017
Richard Battista
/s/ Susana D'Emic	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2017
Susana D'Emic
/s/ Galiya Tleuova	Senior Vice President and Controller (principal accounting officer)	February 27, 2017
Galiya Tleuova
/s/ David A. Bell	Director	February 27, 2017
David A. Bell
/s/ John M. Fahey, Jr.	Director	February 27, 2017
John M. Fahey, Jr.
/s/ Manuel A. Fernandez	Director	February 27, 2017
Manuel A. Fernandez
/s/ Dennis J. FitzSimons	Director	February 27, 2017
Dennis J. FitzSimons
/s/ Betsy D. Holden	Director	February 27, 2017
Betsy D. Holden
/s/ Kay Koplovitz	Director	February 27, 2017
Kay Koplovitz
/s/ Joseph A. Ripp	Executive Chairman of the Board	February 27, 2017
Joseph A. Ripp
/s/ Ronald S. Rolfe	Director	February 27, 2017
Ronald S. Rolfe
/s/ Sir Howard Stringer	Director	February 27, 2017
Sir Howard Stringer
/s/ Michael Zeisser	Director	February 27, 2017
Michael Zeisser

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management's discussion and analysis of financial condition and results of operations, or MD&A, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Important information regarding such forward-looking statements and a discussion of certain risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in this annual report on Form 10-K under the heading "Cautionary Statement Regarding Forward-Looking Statements" at the beginning of Part I and under the heading "Risk Factors" in Item 1A, which information is incorporated herein by reference. This section should be read together with the Consolidated Financial Statements of Time Inc. and related notes thereto set forth elsewhere in this annual report.
INTRODUCTION
Time Inc., together with its subsidiaries (collectively, the "Company," "we," "us" or "our"), is a leading multi-platform media and content company that engages over 150 million consumers every month through its portfolio of premium news and lifestyle brands across a diverse set of interest areas. The Company’s influential brands include People, Time, Fortune, Sports Illustrated, InStyle, Real Simple, Southern Living, Entertainment Weekly, Food & Wine, Travel + Leisure and Essence, as well as approximately 50 diverse titles in the United Kingdom. Time Inc. was in the top ten in U.S. multi-platform unique digital audience in December 2016 according to comScore with approximately 130 million monthly unique visitors. Its social footprint reaches approximately 250 million followers. Time Inc. offers marketers a differentiated proposition in the media marketplace by combining our distinctive content, large-scale audiences and proprietary data and people-based targeting capabilities. Time Inc. extends the power of its brands through other media and platforms including licensing, video and television, live events and paid products and services. With approximately 30 million paid subscribers, Time Inc. is one of the largest direct marketers in the U.S. media industry. The Company has extended its assets into related areas through various acquisitions, including Viant, an advertising technology firm with a people-based marketing platform, Adelphic, a mobile-first self-service programmatic ad buying platform, and Bizrate Insights, a consumer insights company. Time Inc. is also home to celebrated events, such as the Time 100, Fortune Most Powerful Women, People’s Sexiest Man Alive, Sports Illustrated’s Sportsperson of the Year, the Essence Festival and the Food & Wine Classic in Aspen.
The Spin-Off
On June 6, 2014 (the "Distribution Date"), we completed the legal and structural separation of our business (the "Spin-Off") from Time Warner Inc. ("Time Warner"). The Spin-Off was completed by way of a pro rata dividend on the Distribution Date of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014 based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held. Following the Spin-Off, Time Warner stockholders became the owners of 100% of the outstanding shares of common stock of Time Inc. and Time Inc. began operating as an independent, publicly-traded company with its common stock trading on The New York Stock Exchange ("NYSE") under the symbol "TIME". In connection with the Spin-Off, we and Time Warner entered into the separation and distribution agreement dated June 4, 2014 (the "Separation and Distribution Agreement") and certain other related agreements which govern our relationship with Time Warner following the Spin-Off. See Note 16, "Related Party Transactions and Relationship with Time Warner," to the accompanying consolidated financial statements.
Basis of Presentation
Subsequent to the Distribution Date, our financial statements as of and for the years ended December 31, 2016, 2015 and 2014 are presented on a consolidated basis. Our consolidated financial statements reflect our results of operations and financial position as a stand-alone company following the Distribution Date. Prior to the Spin-Off, our financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Time Warner. During the year ended December 31, 2014, we incurred $6 million of expenses related to charges for administrative services performed by Time Warner. Actual costs that would have been incurred

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three years ended December 31, 2016. Our discussion is presented on a consolidated basis. We report as one reportable segment. In addition, a brief description is provided of significant transactions and events that impacted the comparability of the results being analyzed.
Liquidity and Capital Resources. This section provides a discussion of our cash flows for the three years ended December 31, 2016 and our outstanding debt, commitments and cash resources as of December 31, 2016.
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

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW
Business Description
We generate revenues primarily from the sale of advertising in our magazines across multiple platforms, including print, digital and video, from magazine subscriptions and newsstand sales and from brand licensing and events. We operate as one reportable segment and the majority of our revenues are generated in the United States. During the year ended December 31, 2016, we generated Revenues of $3.08 billion (a decrease of $27 million from $3.10 billion for the year ended December 31, 2015); Operating income of $2 million (an improvement of $825 million from Operating loss of $823 million for the year ended December 31, 2015); Net loss of $48 million (an improvement of $833 million from a Net loss of $881 million for the year ended December 31, 2015); and Cash provided by operations of $195 million (an increase of $41 million from $154 million for the year ended December 31, 2015).
Advertising, circulation, digital audience and traffic and the price of paper are the key variables whose fluctuations can have a material effect on our operating results and cash flow. We have to anticipate the level of advertising, circulation, digital advertising inventory and paper prices in managing our businesses to maximize operating profit during expanding and contracting economic cycles.
We continue to experience declines in our Print and other advertising and Circulation revenues as a result of the continuing shift in consumer preference from print media to digital media. In addition, growing consumer engagement with digital media on mobile devices and social platforms has started a secular shift in media consumption to content on desktop and mobile and has introduced significant new competition. While the use of digital devices and applications as content distribution platforms has lowered the barriers to entry for competitors, it has also opened opportunities for us to grow digitally. We expect these trends to continue. Furthermore, our Advertising and Circulation revenues are sensitive to general economic conditions.
Additionally, as a result of the June 23, 2016 referendum by British voters to exit the European Union (“Brexit”), global markets and foreign currencies have been adversely impacted. In particular, the value of the British pound has sharply declined as compared to the U.S. dollar and other currencies. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our United Kingdom (“U.K.”) operations to be translated into fewer U.S. dollars. This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the European Union, but it is uncertain over what time period this will occur. A significantly weaker British pound compared to the U.S. dollar could have an adverse effect on the Company’s business, financial condition and results of operations.
Business Strategy
As discussed above, we are pursuing initiatives to mitigate the declines in our Print and other advertising and Circulation revenues, building cross-platform audiences on our owned-and-operated sites as well as social platforms, and developing new ways to serve advertisers, including building native advertising and custom content capabilities. We are also developing data, targeting and measurement capabilities on behalf of advertisers and for our consumer marketing efforts. The Viant acquisition enables us to target specific individuals and customize marketing messages on behalf of advertisers across devices with enhanced data. We are also improving our operating efficiency by managing our cost structure, operating in a more platform-like and unified manner.
In 2016, we undertook various realignment programs that we expect will enable us to pursue incremental efficiency initiatives while accelerating the Company's structural transformation. We believe the realignment will allow the organization to more efficiently work across all brands as an integrated platform and more effectively share resources and best practices across the organization. The changes affect five broad groups: Advertising Sales, Digital, Editorial, Consumer Marketing and Technology.
We have developed strategies and initiatives intended to enhance our digital scale and associated revenues, extend brands and audiences into new adjacent opportunities, and stabilize operating income trends. These initiatives include the following:

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Investing in digital media, including mobile, TV/video, over-the-top and extensions of our brands across our owned-and-operated sites, as well as social media. In January 2016, we unified product engineering and technology under our new President of Digital. In July 2016, our editorial organization was unified under our new Chief Content Officer, and over the course of 2016, we introduced a new structure for edit in order to develop common tools and processes at scale, to share content more easily and take a more integrated approach to content creation;

•	Realigning our sales organization into a centralized reporting structure and expanding cross-brand advertising sales;

•	Building native advertising and custom content capabilities across our portfolio and at The Foundry in Brooklyn, New York;

•	Realigning our consumer marketing organization to integrate functions across brands; and deploying consumer-centric, targeting and analytical techniques to optimize price, offer and revenue;

•	Extending our brands beyond magazines, including through direct sale or brand licensing agreements related to consumer products and services;

•	Using our extensive database and consumer insights to extend data services to marketers, including investing to offer advertisers and agencies performance-based advertising solutions;

•	Expanding live events and conferences; and

•	Streamlining our organizational structure to achieve operational efficiencies, including through global sourcing of staff.
Key Developments in 2016
Bizrate Insights Acquisition
On September 6, 2016, we acquired Bizrate Insights Inc. (“Bizrate Insights”), a consumer data company that specializes in developing consumer insights by extending its online and mobile surveys across partner sites. The acquisition of Bizrate Insights continues our transformation into a data-driven organization and we believe this acquisition will enable us to generate incremental consumer subscription and other revenues. The acquisition was accounted for under the acquisition method. Consideration transferred of $78 million ($80 million cash, net of settlement of a pre-existing commission relationship) was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. At the acquisition date, the consideration transferred of $78 million assigned to the net assets acquired is summarized as follows (in millions):

Goodwill	$56
Definite-lived intangible assets:
Merchant relationships	23
Software	3
Tradename	3
Deferred tax liability	(6)
Other liabilities	(1)
Total net assets acquired	$78
We valued the merchant relationships using the excess earnings method, an income approach. Under the excess earnings method, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. Software assets were valued using the replacement cost approach. The replacement cost contemplates the cost to recreate the intangible asset. The tradename was valued using a relief from royalty approach, which is based on a hypothetical royalty that a market participant

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

would otherwise be willing to pay to use the asset. Key unobservable inputs utilized in this valuation include the estimated cash flows for each definite-lived intangible asset, a royalty rate of 4.0%, a long-term growth rate of 3.0%, useful lives of 3-7 years, and a discount rate of 17.0%. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result in changes to the final valuation. Goodwill represents future economic benefits expected to arise from other intangibles acquired that do not qualify for separate recognition. None of the Goodwill recorded is deductible for tax purposes.
Viant Acquisition
On March 2, 2016, we, through a new wholly-owned subsidiary, acquired certain assets of Viant Technology Inc. (“Viant”), a business that specializes in data-driven, people-based marketing, headquartered in Irvine, California, for $87 million, net of cash acquired. With Viant’s people-based marketing platform, we are combining our premium content, subscriber and visitor data, and advertising inventory with first-party data and targeting capabilities to bring substantial value to our advertisers. The acquisition was accounted for under the acquisition method. Accordingly, the purchase price was allocated to the tangible assets and identified intangible assets acquired based on their estimated fair values. At the acquisition date, the purchase price assigned to the net assets acquired is summarized as follows (in millions):

Receivables	$49
Definite-lived intangible assets:
Technology and database	23
Websites	7
Customer relationships	6
Tradenames	5
Other assets	3
Total assets acquired	$93
In connection with the acquisition, during the year ended December 31, 2016, we recorded a $6 million pretax Bargain purchase (gain) ($3 million, net of a deferred tax liability). We were able to realize a gain because Viant was in need of capital to continue its operations and was unable to secure sufficient capital in the time frame it required. We have assessed the identification of and valuation assumptions surrounding the assets acquired and the consideration transferred and have determined that the recognition of a bargain purchase gain is appropriate. The Company retained an independent third party to assist management in determining the fair value of tangible and intangible assets acquired. The allocation of the purchase price is based on the best estimates of management.
For tax purposes, the Bargain purchase (gain) resulted in the reduction of the tax basis in identifiable intangibles, resulting in a deferred tax liability of $3 million being recorded on the opening balance sheet. This deferred tax liability reduced the Bargain purchase (gain), and the Bargain purchase (gain) is not taxable.
Technology and database assets are being amortized over a weighted average useful life of seven years, websites are being amortized over a weighted average useful life of five years, customer relationships are being amortized over a weighted average useful life of five years, and tradenames are being amortized over a weighted average useful life of ten years. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. We valued the technology and database, customer relationships, and tradenames using variations of the income approach. The primary intangible asset of Viant’s business is the technology and database, which was valued as a single asset using the excess earnings method. Customer relationships and tradenames were valued using the relief-from-royalty method, and with and without method, respectively, all income approaches. Websites were valued using a replacement cost approach.
Key unobservable inputs utilized in this valuation include the estimated cash flows for each definite-lived intangible asset, royalty rates of 0.5% - 1.0%, a long-term growth rate of 3.0%, and a discount rate of 18.0%. The Company valued the Technology and database using the excess earnings method, an income approach. In determining the fair value of this intangible asset, the excess earnings approach values the intangible asset at the present value of

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the incremental after-tax cash flows attributable only to the asset after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Under the relief from royalty method, value is estimated by discounting the royalty savings as well as any tax benefits related to ownership to a present value. The with and without method assumes that the value of the intangible asset is equal to the difference between the present value of the prospective cash flows with the intangible asset in place and the present value of the prospective cash flows without the intangible asset in place. Replacement cost contemplates the cost to recreate the intangible asset. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.
The carrying value for Receivables approximated their fair values. The uncollectible amount of Receivables was not significant.
During the fourth quarter of 2016, we granted certain key Viant employees a 40% equity interest (subject to vesting and forfeiture provisions) in the common units of Viant. In conjunction with the issuance of the common units, the Company entered into a put and call arrangement whereby such employees have a right to put their shares to us and we retain rights to call these interests over time, in each case subject to the satisfaction of certain conditions. The fair value of the common units will be recognized as stock compensation expense over the vesting period through September 2020. Expense incurred during the fourth quarter of 2016 related to these equity interests was not significant.
Other Acquisitions
During the year ended December 31, 2016, we completed additional acquisitions for total cash consideration, net of cash acquired, of $29 million. Additional consideration may be required to be paid by us that primarily relates to earn-outs that are contingent upon the achievement of certain performance objectives by the end of 2017, which are estimated to be $1 million. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired has been recorded as Goodwill, which represents future economic benefits expected to arise from other intangibles acquired that do not qualify for separate recognition. We recorded Goodwill related to these other acquisitions of $11 million that will be deductible for tax purposes. In conjunction with one of these acquisitions, we also recognized a loss relating to a write off of an asset of $3 million previously recognized in our Financial Statements during the year ended December 31, 2016 that will not be realized as a result of the acquisition. This loss is reported within transaction costs in Selling, general and administrative expenses on the accompanying Statements of Operations.
Disposition
On April 1, 2016, we completed the sale of This Old House Ventures, LLC and This Old House Productions, LLC (together, “TOH”) for $28 million. Upon disposal, assets of $27 million primarily related to Goodwill, and liabilities of $10 million primarily related to Deferred revenue, were derecognized from our Balance Sheet. We recognized a pretax gain of $11 million within (Gain) loss on operating assets, net for the year ended December 31, 2016.
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
During the year ended December 31, 2016, we repurchased approximately 7.72 million shares of our common stock at a weighted average price of $14.76 per share. During the year ended December 31, 2016, we repurchased $50

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million in aggregate principal amount of our 5.75% Senior Notes at a discounted price together with accrued interest for a total of $46 million. As a result of the repurchase, we recognized a pretax gain on extinguishment of $4 million. As of December 31, 2016, $123 million of share repurchases and $75 million of debt repayment and/or repurchases remained under the authorization.
Myspace Data Breach
In May 2016, our Viant subsidiary became aware that email addresses, usernames, and hashed passwords for approximately 360 million Myspace user accounts were being made available for sale online for a nominal fee. Shortly thereafter, our Viant subsidiary engaged a computer forensics firm that specializes in investigating data breaches to investigate this data breach. Based on the forensic firm’s analysis and review of all available data sources and systems, it appears that the breach most likely occurred at some point between June 2013 and mid-2015, although a more recent compromise cannot be ruled out with absolute certainty. As Myspace has already reported, it has sent a notice to all impacted users concerning the incident and has worked proactively with law enforcement authorities. The Myspace breach did not affect any of Time Inc.’s systems, subscriber information or other media properties and did not have any material impact on our business.
Transactions and Other Items Affecting Comparability
As more fully described herein and in the related notes to the accompanying Financial Statements, the comparability of our results has been affected by the following during the years ended December 31, 2016, 2015 and 2014 (in millions):

	Year Ended December 31,
	2016	2015	2014
Restructuring and severance costs	$77	$191	$192
Asset impairments	192	—	26
Goodwill impairment	1	952	26
(Gain) loss on operating assets, net	(20)	(68)	(87)
Pension settlements/curtailments	—	6	1
Other costs	25	10	7
Impact on Operating income (loss)	$275	$1,091	$165
(Gain) loss on non-operating assets, net	—	(2)	—
Bargain purchase (gain)	(3)	—	—
(Gain) loss on extinguishment of debt	(4)	(2)	—
Income tax impact of above items	(103)	(81)	(78)
Impact on Net income (loss) applicable to Time Inc. stockholders from items affecting comparability	$165	$1,006	$87
Restructuring and Severance Costs
For the years ended December 31, 2016, 2015 and 2014, we incurred net Restructuring and severance costs of $77 million, $191 million and $192 million, respectively, related to headcount reductions and real estate consolidations.
Asset Impairments
For the year ended December 31, 2016, we recognized Asset impairments of $192 million primarily related to an impairment of a domestic tradename intangible. Also included in Asset impairments for the year ended December 31, 2016, was an impairment of $3 million related to a definite-lived intangible asset identified in connection with our annual Goodwill impairment test, which was performed during the fourth quarter of 2016. There were no Asset impairments during the year ended December 31, 2015. For the year ended December 31, 2014, we recognized Asset

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

impairments of $26 million primarily related to a building we classified as held for sale and our exit from certain other leased premises.
Goodwill Impairment
For the year ended December 31, 2016, we recognized a Goodwill impairment charge of $1 million in connection with our annual Goodwill impairment test as a result of a decline in revenues for INVNT LLC ("INVNT"). For the year ended December 31, 2015, we recognized a Goodwill impairment charge of $952 million as a result of a decline in our publicly traded share price and trends in our Advertising and Circulation revenues. For the year ended December 31, 2014, we recorded an allocated Goodwill impairment charge of $26 million in connection with the sale of our Mexico-based operations, Grupo Editorial Expansión ("GEX") which was consummated in August 2014.
(Gain) Loss on Operating Assets, Net
For the year ended December 31, 2016, we recognized a pretax gain on operating assets, net of $20 million, which includes the $11 million pretax gain recognized related to the sale of TOH and the recognition of the deferred gain from the sale-leaseback of the Blue Fin Building that was completed in the fourth quarter of 2015. The deferred gain will continue to be recognized over the lease period through 2025. For the year ended December 31, 2015, we recognized a pretax gain on operating assets, net of $68 million on the sale of the Blue Fin Building. For the year ended December 31, 2014, we recognized a total pretax gain on operating assets, net of $87 million primarily resulting from the sales of our properties in Menlo Park, California and Birmingham, Alabama.
Pension Settlements/Curtailments
There were no gains or losses recognized on pension settlements or curtailments during the year ended December 31, 2016. For the year ended December 31, 2015, we recognized a noncash pretax loss of $6 million in connection with the settlement of our domestic excess pension plan. For the year ended December 31, 2014, we recognized pension settlement losses of $1 million.
Other Costs
For the years ended December 31, 2016, 2015 and 2014, Other costs, included within Selling, general and administrative expenses on the accompanying Statements of Operations, were $25 million, $10 million and $7 million, respectively, related to mergers, acquisitions, investments and dispositions.
(Gain) Loss on Non-operating Assets, Net
There were no gains or losses on non-operating assets during the year ended December 31, 2016. In April 2015, we acquired the remaining 50% interest in a U.K. joint venture. As a result, we now own 100% of Look magazine and it is reflected within our Time Inc. UK operations. This transaction resulted in a gain of $2 million included within Other (income) expense, net on the accompanying Statements of Operations for the year ended December 31, 2015. There were no gains or losses on non-operating assets during the year ended December 31, 2014.
Bargain Purchase (Gain)
A Bargain purchase (gain) of $3 million was recognized for the year ended December 31, 2016. See Note 3, "Acquisitions and Dispositions," to the accompanying Financial Statements for further details on the Viant acquisition.
(Gain) Loss on Extinguishment of Debt
For the year ended December 31, 2016, we repurchased $50 million in aggregate principal amount of our 5.75% Senior Notes with accrued interest for a total of $46 million and recognized pretax gain on extinguishment of $4 million. For the year ended December 31, 2015, we recognized a pretax gain on an extinguishment of $2 million. There were no gains or losses on extinguishment of debt during the year ended December 31, 2014. Gains and losses on extinguishment of debt are included in Other (income) expense, net on the accompanying Statements of Operations.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Items Affecting Comparability
In addition to the items described above, the following items affected comparability of results for the years ended December 31, 2016, 2015 and 2014:

•
Real Estate Related: Depreciation expense decreased $38 million for the year ended December 31, 2016 compared to 2015 as we completed the sale-leaseback of the Blue Fin Building during the fourth quarter of 2015 and completed the accelerated depreciation on our tenant improvements at our former New York City headquarters at 1271 Avenue of the Americas in 2015 in anticipation of relocating at the end of 2015. This accelerated depreciation charge impacted the years ended December 31, 2015 and 2014 by $21 million and $16 million, respectively. These decreases were partially offset by increased depreciation related to our new headquarters at 225 Liberty Street of $16 million in 2016. Additionally, rent expense decreased $32 million during the year ended December 31, 2016 compared to 2015 as we no longer have duplicate rent for our New York City facilities as we completed the exit from our former headquarters in the fourth quarter of 2015. During the year ended December 31, 2015, we incurred incremental rent expense of $39 million of which $27 million related to the relocation of our New York City headquarters. These decreases were partially offset by rent expense in 2016 related to our leases in the Blue Fin Building.

•
Equity Method Losses: We had suspended recognizing equity losses for certain equity method investments during 2015 as our investee losses were in excess of the investments' carrying amounts. During the year ended December 31, 2016, we provided additional financial support to these equity-method investments and recognized $9 million in equity losses related to these fundings.

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
Geographic Concentration of Revenues
A majority of our Revenues have been generated in the United States and, to a lesser extent, in the United Kingdom. For the years ended December 31, 2016, 2015 and 2014, 87%, 85% and 84%, respectively, of our Revenues were generated in the United States and 10%, 12% and 13% of our Revenues were generated in the United Kingdom. We expect the majority of our revenues will continue to be generated in the United States for the foreseeable future.
Seasonality
Our quarterly performance typically reflects moderate seasonal fluctuations. Advertising revenues from our magazines and digital platforms are typically higher in the fourth quarter of the year due to higher consumer spending activity and corresponding higher advertiser demand to reach our audiences during this period.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – year ended December 31, 2016 versus the year ended December 31, 2015
The table below provides a summary of our results of operations for the years ended December 31, 2016 and 2015 (in millions):

	Year Ended December 31,
	2016	2015	% Change
Revenues	$3,076	$3,103	(1%)
Operating expenses	3,074	3,926	(22%)
Operating income (loss)	$2	$(823)	NM
Bargain purchase (gain)	(3)	—	NM
Interest expense, net	68	77	(12%)
Other (income) expense, net	18	2	NM
Income tax provision (benefit)	(33)	(21)	57%
Net income (loss)	$(48)	$(881)	(95%)
_______________________
NM - Not Meaningful
Revenues
The following table presents our Revenues, by type, for the years ended December 31, 2016 and 2015 (in millions):

	Year Ended December 31,
	2016	2015	% Change
Revenues
Advertising
Print and other advertising	$1,200	$1,324	(9%)
Digital advertising	512	331	55%
Total advertising revenues	$1,712	$1,655	3%
Circulation	944	1,043	(9%)
Other	420	405	4%
Total revenues	$3,076	$3,103	(1%)
The following table presents our Revenues, by type, as a percentage of total revenues for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Revenues
Advertising	56%	53%
Circulation	31%	34%
Other	13%	13%
Total revenues	100%	100%
Advertising Revenues
We derive approximately half our Revenues from the sale of advertising, primarily from our print magazines, digital platforms and marketing services. In 2016, according to PIB, our U.S. magazines accounted for 25.7% of the

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

total U.S. advertising revenues generated across the industry by consumer magazines, excluding newspaper supplements. Our U.S. magazines accounted for 24.9% and 24.6% of such total industry revenues in 2015 and 2014, respectively. In 2016, People, Sports Illustrated and InStyle were ranked 1, 5 and 6, respectively, among all U.S. magazines in U.S. advertising revenues, and we had six of the top 25 magazines based on the same measure. We have generated significant digital advertising growth and we continue to invest in technology that will allow us to more effectively manage the delivery of content to our audiences. As mentioned above, in March 2016, we acquired certain assets of Viant Technology Inc. (“Viant”), a business that specializes in data-driven, people-based marketing. With Viant’s people-based marketing platform, we are combining our premium content, subscriber and visitor data, and advertising inventory with first-party data and targeting capabilities to bring substantial value to our advertisers. In addition, we are growing video extensions of our brands such as the People/Entertainment Weekly Network and numerous digital video productions.
Advertising in our print edition and on our websites is predominantly consumer advertising, including beauty, food, fashion and retail, pharmaceutical, financial services, entertainment, travel, auto, technology/telecommunication and home. We have a diverse pool of advertisers, and no single advertising category accounted for more than 17% of our aggregate domestic advertising revenues in 2016. None of our advertising clients accounted for more than 5% of our aggregate domestic advertising revenues in 2016.
We conduct our advertising sales through centralized category-based sales and marketing teams that are supported by brand sales and product sales teams. These teams have depth of expertise on specific Time Inc. brands or products. Additionally, we sell advertising programmatically through ad exchanges and our private programmatic marketplace.
Through The Foundry, we provide content marketing and advertising services to clients across a broad range of industries. These services include using our content creation expertise to develop content marketing programs across multiple platforms, including native advertising that enable clients to engage new consumers and build long-term relationships with existing customers. Additionally, through MNI Targeted Media Inc., we provide clients with a single point of contact for a range of targeted print and digital advertising programs. We offer these clients digital and print products. Our digital products include programmatic offerings and custom display advertising on local and national websites. Our print product includes customized geographic and demographic-targeted advertising programs in approximately 35 top U.S. magazines, including our own magazines and those of other leading magazine publishers. In addition, we offer “cover wraps” and other add-ons to magazines, allowing advertisers to distribute direct marketing messages to specific locations such as medical offices.
The rates at which we sell print advertising depend on each magazine's rate base, which is the circulation of the magazine that we guarantee to our advertisers, as well as our audience size. If we are not able to meet our committed rate base, the price paid by advertisers is generally subject to downward adjustments, including in the form of future credits or discounts. Our published rates for each of our magazines are subject to negotiation with each of our advertisers. We sell digital advertising primarily on a flat rate/sponsorship basis or on a cost per impression, or CPM, basis. Flat rate/sponsorship deals are sold on an exclusive basis to advertisers giving them access to our major events. CPM deals are sold on an impression basis with a guarantee that we will deliver the negotiated volume commitment. If we are not able to meet the impression goal, we will extend the campaign or provide alternative placements.
For the year ended December 31, 2016, Advertising revenues increased 3% as compared to the year ended December 31, 2015. The increase in Advertising revenues was driven by a 55% increase in our Digital advertising revenues primarily resulting from the Viant acquisition and to a lesser extent growth in Digital advertising revenues relating to programmatic sales, growth in our owned and operated sites and social media platforms. This increase in Digital advertising revenues in 2016 as compared to 2015 reflects the investments we have made in digital advertising products including people-based targeting across devices with enhanced data, and native advertising capabilities. Partially offsetting the increase in our Digital advertising revenues for the year ended December 31, 2016 was a 9% decrease in our Print and other advertising revenues. The stronger U.S. dollar relative to the British pound adversely impacted Advertising revenues for the year ended December 31, 2016 by $16 million.
The decline in print magazine advertising revenues was attributable to fewer advertising pages sold primarily resulting from the continuing trend of advertisers shifting advertising spending from print to other media, and by lower average price per page of advertising sold. The decline was partially offset by a benefit of $34 million related to certain

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

advertising revenues being recognized on a gross basis in 2016 that had been recognized on a net basis in 2015. As compared to the year ended December 31, 2015, our domestic titles experienced advertising declines, with particular weakness in the beauty, technology/telecommunications and fashion/retail categories. We expect the adverse market conditions associated with our Print and other advertising revenues to continue. However, we are pursuing strategies to benefit from the growth of our mobile audiences, including building native advertising and custom content solutions for advertisers. The Viant acquisition enables us to provide advertisers with people-based ad target capabilities across devices. We continue to invest in video to participate in the shift of advertising dollars into digital video.
Circulation Revenues
The components of Circulation revenues for the years ended December 31, 2016 and 2015 are as follows (in millions):

	Year Ended December 31,
	2016	2015	% Change
Circulation
Subscription	$632	$684	(8%)
Newsstand	278	329	(16%)
Other circulation	34	30	13%
Total circulation revenues	$944	$1,043	(9%)
Circulation generates approximately one-third of our Revenues. Circulation is an important component in determining our Advertising revenues because advertising rates depend on circulation and audience. Most of our U.S. magazines are sold primarily by subscription and delivered to subscribers through the mail. For the year ended December 31, 2016, we had an average of approximately 30 million active subscriptions worldwide. Most of our international magazines are sold primarily at newsstands and other retail locations. Subscriptions are sold primarily through direct mail, subscription sales agents, marketing agreements with other companies, our owned websites, online advertising and email solicitations, and insert cards in our magazines and other publications. Additionally, digital-only subscriptions and single-copy digital issues of our magazines are sold or distributed through various app stores and other digital storefronts across multiple platforms. We also sell bundled subscriptions that combine print delivery with cross-platform digital access. In 2016, subscription sales generated approximately two-thirds of our Circulation revenues, while sales at newsstands and other retail outlets accounted for the remainder.
Subscription Sales and Fulfillment
Our consumer marketing efforts include centralized direct-to-consumer marketing services for our titles, including customer acquisition and retention, consumer research, data analytics, financial analysis and other ancillary services by employing a variety of advertising and marketing strategies. These include targeted direct mail, email, digital and social media solicitation campaigns conducted using consumer information drawn from our internal marketing databases or our branded digital platforms or leased or purchased from third parties. Overall brand marketing activities are also conducted for our titles via other print, television, online and social media. Other consumer marketing functions include fulfillment, customer service and database management services, including order and payment processing and call-center support. We also provide fulfillment and related services for certain other publishers’ magazines.
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
For the year ended December 31, 2016, Circulation revenues decreased 9% as compared to the year ended December 31, 2015 due to lower domestic Subscription revenues and a decline in both domestic and international Newsstand revenues. Circulation revenues also decreased $16 million as a result of the net impact of acquisitions and dispositions. The stronger U.S. dollar relative to the British pound adversely impacted Circulation revenues for the year ended December 31, 2016 by $25 million. The decline in Circulation revenues was primarily due to the continued shift in consumer preferences from print to digital media. We expect the market conditions associated with our Circulation revenues to continue.
Other Revenues
Other revenues primarily relate to marketing and support services provided to third-parties, events, licensing and branded book publishing. Included within Other revenues are revenues from our subsidiary, Synapse Group, Inc. (“Synapse”), an affinity marketing company that partners with brick and mortar retailers, websites, airline frequent flier programs and customer service and direct response call centers. Synapse is a robust marketer of magazine subscriptions in the United States. Building on its continuity marketing expertise, Synapse has diversified its business to also market other products and services. For example, Synapse manages several branded continuity membership programs and is developing continuity programs for product partners.
For the year ended December 31, 2016, Other revenues increased 4% as compared to the year ended December 31, 2015. The increase in Other revenues was primarily due to benefits from acquisitions, partially offset by a decline from branded book publishing. The stronger U.S. dollar relative to the British pound adversely impacted Other revenues for the year ended December 31, 2016 by $5 million.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
The components of Operating expenses for the years ended December 31, 2016 and 2015 are as follows (in millions):

	Year Ended December 31,
	2016	2015	% Change
Operating expenses
Costs of revenues
Production costs	$653	$703	(7%)
Editorial costs	376	375	—%
Other	260	130	100%
Total costs of revenues(a)	$1,289	$1,208	7%
Selling, general and administrative expenses(a)	1,398	1,471	(5%)
Depreciation	54	92	(41%)
Amortization of intangible assets	83	80	4%
Restructuring and severance costs	77	191	(60%)
Asset impairments	192	—	NM
Goodwill impairment	1	952	(100%)
(Gain) loss on operating assets, net	(20)	(68)	(71%)
Operating expenses	$3,074	$3,926	(22%)
_______________________

NM	- Not Meaningful

(a)	Costs of revenues and Selling, general and administrative expenses set forth above exclude depreciation.
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
For the year ended December 31, 2016, Costs of revenues increased 7% as compared to the year ended December 31, 2015. Production costs decreased 7% primarily due to lower paper prices and volume, and a reduction in postage rates. Editorial costs increased as a result of growth initiatives and digital investments, partially offset by the benefit of cost savings initiatives. Other costs of revenues increased $130 million or 100% as compared to the year ended December 31, 2015 primarily driven by costs of operations of digital investments and growth initiatives as well as $34 million of costs that were reported net in Print and other advertising revenues in 2015 that are now included in Other costs of revenues in 2016. The stronger U.S. dollar relative to the British pound favorably impacted Costs of revenues for the year ended December 31, 2016 by $20 million.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses
For the year ended December 31, 2016, SG&A decreased 5% as compared to the year ended December 31, 2015. Included in SG&A for the years ended December 31, 2016 and 2015 were $25 million and $10 million, respectively, of other costs related to mergers, acquisitions, investments and dispositions. The other components of SG&A decreased by $69 million primarily driven by benefits realized from previously announced costs savings initiatives, including real estate, and noncash losses of $6 million recognized in connection with the settlement of a domestic excess pension plan in the year ended December 31, 2015. These decreases were partially offset by the costs of operations of acquired businesses and an increase in expenses related to digital investments. The stronger U.S. dollar relative to the British pound benefited SG&A by $19 million for the year ended December 31, 2016.
Depreciation
Depreciation expense was $54 million and $92 million for the years ended December 31, 2016 and 2015, respectively. The $38 million decrease reflects accelerated depreciation in 2015 of assets at our former headquarters at 1271 Avenue of the Americas in anticipation of relocating at the end of 2015, as well as decreased depreciation expense in 2016 related to the sale-leaseback of the Blue Fin Building in the U.K. that was completed in the fourth quarter of 2015. These decreases were partially offset by increased depreciation of furniture, fixtures and other equipment related to our new headquarters at 225 Liberty Street in New York City.
Amortization of Intangible Assets
Amortization of intangible assets was $83 million and $80 million for the years ended December 31, 2016 and 2015. The increase in amortization expense was primarily the result of newly acquired intangible assets, partially offset by lower amortization due to the impairment of a domestic tradename intangible in the third quarter of 2016.
Restructuring and Severance Costs
For the years ended December 31, 2016 and 2015, we incurred Restructuring and severance costs of $77 million and $191 million, respectively. Restructuring and severance costs in 2016 related primarily to the realignment program to unify and centralize the editorial, advertising sales and brand development organizations. Restructuring and severance costs in 2015 related primarily to real estate consolidations in the fourth quarter of 2015, including the exit from our former corporate headquarters.
Asset Impairments
For the year ended December 31, 2016, we recognized Asset impairments of $192 million primarily related to an impairment of a domestic tradename intangible. Included in Asset impairments for the year ended December 31, 2016, was an impairment of $3 million related to a definite-lived intangible asset identified in connection with our annual Goodwill impairment test, which was performed during the fourth quarter of 2016. There were no Asset Impairments during the year ended December 31, 2015.
Goodwill Impairment
In connection with our annual Goodwill impairment test, we recognized a $1 million noncash Goodwill impairment charge during the year ended December 31, 2016. For the year ended December 31, 2015, we recognized a noncash Goodwill impairment charge of $952 million as a result of a decline in our publicly traded share price and trends in our Advertising and Circulation revenues.
(Gain) Loss on Operating Assets, Net
Gain on operating assets, net of $20 million for the year ended December 31, 2016 primarily related to an $11 million pretax gain recognized related to the sale of TOH and the recognition of the deferred gain from the sale-leaseback of the Blue Fin Building that was completed in the fourth quarter of 2015. Gain on operating assets, net of $68 million for the year ended December 31, 2015 represented the gain on the sale of the Blue Fin Building.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Income (Loss)
Operating income for the year ended December 31, 2016 was $2 million. Operating loss for the year ended December 31, 2015 was $823 million.
Bargain Purchase (Gain)
A Bargain purchase (gain) of $3 million was recognized for the year ended December 31, 2016. See Note 3, "Acquisitions and Dispositions," to the accompanying Financial Statements for further details on the Viant acquisition.
Interest Expense, Net
Interest expense, net was $68 million and $77 million for the years ended December 31, 2016 and 2015, respectively. Interest income was $2 million and insignificant for the years ended December 31, 2016 and 2015, respectively. The decrease in Interest expense, net was driven by lower debt outstanding due to repurchases.
Other (Income) Expense, Net
Other (income) expense, net, was expense of $18 million and $2 million for the years ended December 31, 2016 and 2015, respectively, and primarily consisted of losses from equity method investees. During the year ended December 31, 2016, equity method losses primarily related to resuming applying the equity method after providing additional financial support to certain equity-method investments.
Income Tax Provision (Benefit)
For the years ended December 31, 2016 and 2015, our Income tax benefit was $33 million and $21 million, respectively. Our effective income tax rate was 41% and 2% for the years ended December 31, 2016 and 2015, respectively. The change in the effective income tax rate for the year ended December 31, 2016 as compared to 2015 was primarily due to the effect of the non-deductible Goodwill impairment charge recognized in 2015.
Net Income (Loss)
Net income (loss) for the years ended December 31, 2016 and 2015 was a Net loss of $48 million and $881 million, respectively.
Results of Operations – year ended December 31, 2015 versus the year ended December 31, 2014
The table below provides a summary of our results of operations for the years ended December 31, 2015 and 2014 (in millions):

	Year Ended December 31,
	2015	2014	% Change
Revenues	$3,103	$3,281	(5%)
Operating expenses	3,926	3,101	NM
Operating income (loss)	$(823)	$180	NM
Interest expense, net	77	51	51%
Other (income) expense, net	2	6	(67%)
Income tax provision (benefit)	(21)	36	NM
Net income (loss)	$(881)	$87	NM
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
Advertising Revenues
For the year ended December 31, 2015, Advertising revenues decreased 7% as compared to the year ended December 31, 2014. The decline in Advertising revenues was driven by lower Print and other advertising. Domestic and international print advertising revenues declined $120 million and $33 million, respectively. The decline in print magazine advertising revenues was attributable to fewer advertising pages sold and a lower average price per page of advertising sold. Fewer advertising pages sold were primarily due to the continuing trend of advertisers shifting advertising spending from print to other media. Lower average price per page of advertising sold was primarily due to the mix of advertisers. As compared to the year ended December 31, 2014, our domestic titles experienced advertising declines in the beauty, fashion/retail and financial categories, partially offset by strong sales in the pharmaceutical category. The stronger U.S. dollar relative to the British pound also adversely impacted Print and other advertising revenues for the year ended December 31, 2015 by $8 million. For the year ended December 31, 2014, Print and other advertising revenues included $16 million of revenues from our GEX operations.
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
For the years ended December 31, 2015 and 2014, Subscription revenues generated approximately 66% and 65%, respectively, of our Circulation revenues, while Newsstand and Other circulation revenues accounted for the remainder.
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
Other Revenues
For the year ended December 31, 2015, Other revenues decreased 1% as compared to the year ended December 31, 2015. The decrease in Other revenues was primarily attributable to declines at our book publishing business partially offset by the benefit of acquisitions and the Fortune Global Forum which was held in 2015 and not in 2014. The stronger U.S. dollar relative to the British pound adversely impacted Other revenues for the year ended December 31, 2015 by $4 million. During the year ended December 31, 2014, Other revenues were adversely impacted by $8 million from the wholesaler transition. Included in Other revenues for the year ended December 31, 2014 was $3 million of revenues from our GEX operations.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
The components of Operating expenses for the years ended December 31, 2015 and 2014 are as follows (in millions):

	Year Ended December 31,
	2015	2014	% Change
Operating expenses
Costs of revenues
Production costs	$703	$742	(5%)
Editorial costs	375	435	(14%)
Other	130	104	25%
Total costs of revenues(a)	$1,208	$1,281	(6%)
Selling, general and administrative expenses(a)	1,471	1,484	(1%)
Asset impairments	—	26	NM
Goodwill impairment	952	26	NM
Restructuring and severance costs	191	192	(1%)
Depreciation	92	101	(9%)
Amortization of intangible assets	80	78	3%
(Gain) loss on operating assets, net	(68)	(87)	(22%)
Operating expenses	$3,926	$3,101	27%
_______________________
NM - Not Meaningful

(a)	Costs of revenues and Selling, general and administrative expenses set forth above exclude depreciation.
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
Selling, General and Administrative Expenses
For the year ended December 31, 2015, SG&A decreased 1% as compared to the year ended December 31, 2014 primarily due to benefits realized from previously announced cost savings initiatives, partially offset by expenses associated with growth initiatives and the operations of acquired businesses, incremental noncash rent expense associated with the relocation of our corporate headquarters and previously-announced sale-leaseback transactions of $39 million and noncash losses of $6 million in connection with the settlement of our domestic excess pension plan. The stronger U.S. dollar relative to the British pound favorably impacted SG&A for the year ended December 31, 2015 by $12 million. Included within SG&A for the year ended December 31, 2014 was $21 million of expense associated with our GEX operations and $6 million of expense associated with our CNNMoney.com collaborative arrangement. SG&A was adversely impacted by $8 million during the year ended December 31, 2014 from the wholesaler transition.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Impairments
There were no Asset impairments during the year ended December 31, 2015. During the year ended year ended December 31, 2014, we recorded $26 million of Asset impairments primarily related to a building we classified as held for sale and our exit from certain other leased premises.
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
(Gain) Loss on Operating Assets, Net
Gain on operating assets, net of $68 million for the year ended December 31, 2015 represented a gain on the sale of the Blue Fin Building. Additionally, a pretax gain of $97 million has been deferred and will be recognized ratably over the lease period. Gain on operating assets, net of $87 million for the year ended December 31, 2014 represented a gain on the sale of our Menlo Park, California and Birmingham, Alabama properties and our Mexico-based GEX operations.
Operating Income (Loss)
Operating income (loss) was a loss of $823 million for the year ended December 31, 2015 and income of $180 million for the year ended December 31, 2014. Operating loss in 2015 was due to a Goodwill impairment charge. The wholesaler transition adversely impacted operating results during the year ended December 31, 2014 by $30 million.
Interest Expense, Net
Interest expense, net was $77 million and $51 million for the years ended December 31, 2015 and 2014, respectively. Interest income for the years ended December 31, 2015 and 2014 was insignificant.
The increase in Interest expense, net was the result of the issuance of the Senior Notes and the incurrence of the Term Loan during the second quarter of 2014. As discussed more fully in Note 8, "Debt," to the accompanying Financial Statements, during the second quarter of 2014, we issued $700 million aggregate principal amount of 5.75% unsecured Senior Notes due 2022 and entered into the Senior Credit Facilities providing for a Term Loan in an initial principal amount of $700 million due 2021 and a $500 million revolving credit facility (the "Revolving Credit Facility") which

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

remains undrawn and matures in 2019. As a result of these transactions, Interest expense, net was substantially higher for periods after the incurrence of such indebtedness than for periods prior thereto.
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
Net Income (Loss)
Net income (loss) was a Net loss of $881 million for the year ended December 31, 2015 and Net income of $87 million for the year ended December 31, 2014. Net loss in 2015 reflected an Operating loss driven by the Goodwill impairment charge.
LIQUIDITY AND CAPITAL RESOURCES
Our operations have historically generated positive net cash flow from operating activities. Sources of cash primarily include cash flow from operations, amounts available under our revolving credit facility (the "Revolving Credit Facility") and access to capital markets. Our access to additional borrowings under the Revolving Credit Facility is subject to the satisfaction of customary borrowing conditions, including the absence of any event or circumstance having a material adverse effect on our business. In addition, the obligation of the financial institutions under our Revolving Credit Facility are several and not joint, and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to other sources of capital such as the public bond markets. However, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including (i) our financial condition, prospects and credit rating, (ii) the liquidity of the overall capital markets and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on favorable terms or at all. As of December 31, 2016, total Cash and cash equivalents were $296 million, including $40 million held by foreign subsidiaries. As of December 31, 2016, we also held Short-term investments consisting of term deposits of $40 million with original maturities of greater than three months and remaining maturities of less than one year.
The principal uses of cash that affect our liquidity position include the following: operational expenditures including employee costs, paper purchases and capital expenditures; acquisitions; dividends and stock repurchases; debt repurchases and debt service costs, including interest and principal payments on our Senior Notes and senior credit facilities (the "Senior Credit Facilities"); investments; and income tax payments. Of the up to $300 million of stock repurchases and $200 million for debt repayments and/or repurchases authorized by our Board of Directors, $123 million and $75 million, respectively, remained unused as of December 31, 2016. We have been financing, and expect to finance in the future, repurchases under our 2015 share repurchase authorization and fund debt repayments and/or repurchases out of working capital and/or cash balances.
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
On February 16, 2017, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on February 28, 2017, payable on March 15, 2017. Our Board of Directors has

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

consistently declared quarterly dividends of $0.19 per common share since October 2014. We currently intend to continue to declare regular quarterly dividends on our outstanding common stock in respect of each completed fiscal quarter. The declaration and amount of any actual dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions.
We believe that a combination of cash-on-hand, cash generated from operating activities and availability under our Revolving Credit Facility will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our funding and investment requirements over the next twelve months and over the long-term.
Our level of debt could have important consequences on our business, including, but not limited to, increasing our vulnerability to general adverse economic and industry conditions, limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. In addition, economic or market disruptions could lead to a decrease in demand for our services, such as lower levels of advertising. These events would adversely impact our results of operations, cash flows and financial position. As of December 31, 2016, the only utilization under the Revolving Credit Facility was letters of credit in the face amount of $3 million. Subject to the satisfaction of customary conditions, undrawn revolver commitments are available to be drawn for our general corporate purposes. We were in compliance with all of our debt covenants as of the filing of this annual report on Form 10-K.
Sources and Uses of Cash
Cash and cash equivalents decreased by $355 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015; and increased by $132 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The components of these changes are discussed below.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Activities
Details of Cash provided by (used in) operations are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(48)	$(881)	$87
Adjustments to reconcile Net income (loss) to Cash provided by (used in) operations
Depreciation and amortization	137	172	179
Amortization of deferred financing costs and discounts on indebtedness	6	6	3
(Gain) loss on pension settlement	—	6	1
Asset impairments	192	—	26
Goodwill impairment	1	952	26
(Gain) loss on sale of operating assets	(11)	(68)	(87)
(Gain) loss on repurchases of 5.75% Senior Notes	(4)	(2)	—
Amortization of deferred gain on sale-leaseback	(9)	—	—
Bargain purchase (gain)	(3)	—	—
(Income) loss on equity-method investments	20	8	12
Equity-based compensation expense	29	35	35
Deferred income taxes	(37)	19	(23)
All other net, including working capital changes(a)	(78)	(93)	22
Cash provided by (used in) operations	$195	$154	$281
___________________________

(a)
Includes domestic net income tax refunds received of $57 million and paid of $32 million and $37 million for the years ended December 31, 2016, 2015 and 2014, respectively. Includes foreign net income taxes of nil for the year ended December 31, 2016 and paid of $3 million for each of the years ended December 31, 2015 and 2014.

Cash provided by operations in 2016 improved principally due to the benefit of domestic net income tax refunds, lower cash rent payments and lower bonus payments, partially offset by the buyouts of the leases of our former corporate headquarters and another leased property for $95 million. The decrease in Cash provided by operations for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily reflects cash used for working capital. Included within the cash outflow for 2015 was a working capital payment of $75 million in connection with the New Pension Support Agreement.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing Activities
Details of Cash provided by (used in) investing activities are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Acquisitions, net of cash acquired	$(195)	$(141)	$(18)
(Investments in) divestitures of cost and equity-method investments	(19)	2	(20)
Proceeds from dispositions	29	627	176
Purchases of short-term investments	(60)	(100)	—
Maturities of short-term investments	80	40	—
Capital expenditures	(101)	(212)	(41)
Issuances of notes receivable	(16)	—	—
Cash provided by (used in) investing activities	$(282)	$216	$97
Excluding the 2015 proceeds from the sale of the Blue Fin Building, our corporate headquarters in the U.K., Cash used in investing activities decreased primarily due to lower capital spending in the year ended December 31, 2016 due to the completion of the relocation of our corporate headquarters and other properties in 2015. Cash provided by investing activities for the year ended December 31, 2015 as compared with the year ended December 31, 2014 increased due to proceeds from the sale of the Blue Fin Building, partially offset by higher capital expenditures, primarily associated with the relocation of our corporate headquarters in New York City and other facilities, acquisition activities, primarily associated with digital investments and adjacent revenue streams, and reallocation of cash to short-term investments.
Financing Activities
Details of Cash provided by (used in) financing activities are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Purchase of common stock	$(116)	$(61)	$—
Repurchase of 5.75% Senior Notes	(45)	(72)	—
Proceeds from the issuance of debt	—	—	1,377
Financing costs	—	—	(13)
Principal payments on Term Loan	(7)	(7)	(4)
Withholding taxes paid on equity-based compensation	(9)	(12)	—
Dividends paid	(77)	(84)	(21)
Contingent/deferred consideration payment	(4)	—	—
Transfer to Time Warner in connection with Spin-Off	—	—	(1,400)
Net transfers (to) from Time Warner	—	—	159
Cash provided by (used in) financing activities	$(258)	$(236)	$98
The increase in Cash used in financing activities for the year ended December 31, 2016 is primarily associated with repurchases under our 2015 share and debt repurchase authorizations. Cash used in financing activities for the year ended December 31, 2015 as compared with cash provided by financing activities for the year ended December 31, 2014 primarily reflected dividends paid on our common stock and repurchases of our common stock and Senior Notes.

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
The indenture governing the Senior Notes and the credit agreement governing the Senior Credit Facilities limit, among other things, our ability and the ability of our subsidiaries to incur or guarantee additional indebtedness or sell preferred or mandatorily redeemable stock; to pay dividends on, make distributions in respect of, repurchase or redeem capital stock; to make investments or acquisitions; to sell, transfer or otherwise dispose of certain assets; to allow liens to exist on our assets; to enter into sale/leaseback transactions; to consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets; or to enter into certain transactions with affiliates. These limitations restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations. With respect to the Revolving Credit Facility only, we are required to maintain a consolidated secured net leverage ratio (as defined in the credit agreement governing the Senior Credit Facilities) not to exceed 2.75x to 1.00x, as tested at the end of each fiscal quarter. We were in compliance with all provisions of our debt agreements as of December 31, 2016.
Our Board of Directors has authorized discretionary principal debt repayments and/or repurchases of up to $200 million in the aggregate on our Term Loan and our 5.75% Senior Notes. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board of Directors. The extent to which we repay and/or repurchase our debt and the timing of such repayments and/or repurchases will depend on a variety of factors, including

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

market and industry conditions, regulatory requirements and other corporate considerations, as determined by us from time to time. The authorization may be suspended or discontinued at any time without notice. We have been financing, and expect to finance in the future, such principal debt repayments and/or repurchases out of working capital and/or cash balances. During the year ended December 31, 2016, we repurchased $50 million in aggregate principal amount of our 5.75% Senior Notes at a discount with accrued interest for a total of $46 million and recognized a pretax gain on extinguishment of $4 million.
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

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes our aggregate financing and contractual obligations at December 31, 2016 and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payment Due In
	2017	2018	2019	2020	2021	Thereafter	Total
Off-balance sheet arrangements:
Creative talent and employment agreements	$3	$—	$—	$—	$—	$—	$3
Advertising, marketing and sponsorship obligations(a)	35	9	—	2	—	—	46
Information technology and licensed services	27	14	10	8	8	4	71
Other administrative obligations	7	2	1	—	—	—	10
Operating leases(b)(c)	32	61	59	56	59	545	812
Contractual obligations reflected on the balance sheet:
Debt obligations(d)	71	71	70	68	696	592	1,568
Benefit plans(e)	13	14	15	17	19	111	189
Total commitments(f)	$188	171	$155	151	$782	1,252	$2,699
__________________________

(a)	Primarily relates to minimum guarantee revenue share payments to our advertising and content partners.

(b)
We have long-term, noncancelable operating lease commitments for office space, studio facilities and equipment. Future minimum operating lease payments have been reduced by future minimum sublease income of $44 million in 2017, $9 million in 2018, $9 million in 2019, $8 million in 2020, $3 million in 2021 and $34 million thereafter. Rent expense was $71 million, $103 million and $91 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(c)
In March 2016, we negotiated a settlement and made the related payment to our landlord to settle our obligations for certain floors of our property at 135 West 50th Street for $9 million and reversed $3 million of restructuring expense. These rental obligations were payable through 2017.

(d)	Includes future payments of principal and interest due on our Term Loan and Senior Notes. Interest on variable rate debt is calculated based on the prevailing interest rate as of December 31, 2016.

(e)
Accrued benefit liability for pension and other postretirement benefit plans is affected by, among other items, statutory funding levels, changes in plan demographics, discount rates and assumptions and investment returns on plan assets. A portion of the payments under our Company-sponsored qualified pension plans will be made out of existing assets of the pension plans and not Company cash.

(f)
The contractual obligations table above does not include any liabilities for uncertain income tax positions as we are unable to reasonably predict the ultimate amount or timing of settlement of these liabilities. At December 31, 2016, the liability for uncertain tax positions was $32 million, excluding the related accrued interest liability of $9 million and deferred tax assets of $6 million. See Note 9, "Income Taxes", to the accompanying financial statements. Additionally, the contractual obligations table above does not include any liabilities under our Revolving Credit Facility except for customary unused fees. The Revolving Credit Facility was undrawn as of December 31, 2016, except for the $3 million in letters of credit issued thereunder and we cannot reasonably predict any potential draw downs on the Revolving Credit Facility. In addition to the letters of credit under the Revolving Credit Facility we maintain letters of credit under various financial institutions which were insignificant as of December 31, 2016. Certain of our foreign subsidiaries have access to lines of credit, of which $9 million was outstanding as of December 31, 2016.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contingencies
We are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law. See to Note 15, "Commitments And Contingencies," to the accompanying Financial Statements.
Income Tax Uncertainties
Our operations are subject to tax in various domestic and international jurisdictions and are regularly audited by federal, state and foreign tax authorities. We believe we have appropriately accrued for the expected outcome of all pending tax matters and do not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on our financial condition, future results of operations or liquidity. In connection with the Spin-Off, we entered into the Tax Matters Agreement with Time Warner that requires us to indemnify Time Warner for certain tax liabilities for periods prior to the Spin-Off. See Note 16, "Related Party Transactions and Relationship with Time Warner," to the accompanying Financial Statements.
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
Our forward-looking statements are based on our current expectations regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulations, economic, strategic, political and social conditions and the following factors:

•	changes in and the execution of our plans, initiatives and strategies;

•	recent and future changes in technology, including methods for the delivery of our content;

•	changes in consumer behavior, including changes in spending behavior and changes in when, where and how content is consumed;

•	our ability to develop or acquire technologies that enable us to serve changing consumer behaviors and support our evolving business needs;

•	competitive pressures;

•	our ability to deal effectively with economic slowdowns or other economic or market difficulties;

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

•	our ability to exploit and protect our intellectual property rights in and to our content and other products;

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	lower than expected valuations associated with our cash flows and revenues, which could impair our ability to realize the value of recorded intangible assets and Goodwill;

•
increased volatility or decreased liquidity in the capital markets, including any limitation on our ability to access the capital markets, refinance our outstanding indebtedness or obtain bank financing on acceptable terms;

•	impacts on our pension obligations due to changes in equity markets, our credit rating, interest rates, actuarial assumptions and regulatory actions;

•	the effect of any significant acquisitions, investments, dispositions and other similar transactions by us, including the Viant acquisition;

•	the adequacy of our risk management framework;

•	changes in GAAP or other applicable accounting policies;

•	the impact of terrorist acts, hostilities, natural disasters (including extreme weather) and pandemic viruses;

•
a disruption, breach (including misappropriation or accidental release of data) or failure of network and information systems or other technology on which our business relies (including the network and information systems or other technology of our vendors, partners and suppliers), or any delay in recovering from such, that occurs as a result of computer viruses, malware, hackers or similar causes, including possible loss of revenue due to cancellation of customers' credit cards on file for subscription auto-renewals resulting from credit card data breaches affecting us or third parties, and reputational harm that may result from any of these incidents;

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
Impairment of Goodwill and Long-Lived Assets
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. A reporting unit is either the "operating segment level" or one level below, which is referred to as a "component." The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business or whether the operations are similar such that they should be aggregated for purposes of the impairment test. For purposes of our annual Goodwill impairment test, management has concluded that we have three reporting units: INVNT, Sports Illustrated Play ("SI Play") and the remaining core Time Inc. operations ("Core Time Inc.").
In assessing Goodwill for impairment, we may elect to use a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of our reporting units are less than their carrying amounts. If we determine that it is not more-likely-than-not that the fair value of our reporting units are less than their carrying amounts, we are not required to perform any additional tests in assessing goodwill for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, then we are required to perform the first step of a two-step impairment review process.
In the first step of the two-step process used to identify potential impairment, we determine the fair value of our reporting units using an income-based discounted cash flow ("DCF") analysis and a market-based approach, and compare the estimated fair values to their carrying amounts. For the Core Time Inc. and INVNT reporting units, the DCF and market-based approaches were weighted equally in determining their fair values. For the SI Play reporting unit, a DCF was utilized in determining its fair value. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates and the amount and timing of expected future cash flows. The cash flows employed in our DCF analyses are based on our most recent budgets and long-range plans and, when applicable, various growth rates are assumed for years beyond the current long-range plan period. Discount rate assumptions are based on an assessment of market rates as well as the risk inherent in the future cash flows included in the budgets and long-range plans. We also considered the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industry in which we compete, and relative weighting of the DCF and market approaches. Our market-based approach utilizes market multiples of comparable peer companies in the industry in which we compete and a control premium. The second step of the two-step process, if necessary, involves a comparison of the implied fair value of our reporting unit’s goodwill against the carrying value of that goodwill. If we conclude that the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

adjustment for the difference between the two values is recorded in our Statement of Operations to write down the carrying value to the implied fair value.
In 2016, we did not elect to perform a qualitative assessment of Goodwill and instead performed quantitative impairment tests. We completed step one of our annual Goodwill impairment test and determined that the fair value of our INVNT reporting unit was approximately $24 million, which was lower than its carrying value. We were then required to perform the second step of the two-step process for the INVNT reporting unit. The second step of the analysis included allocating the calculated fair value of the reporting unit to its assets and liabilities to determine an implied fair value of goodwill. Based on our analysis, the implied fair value of the goodwill was lower than the carrying value for the INVNT reporting unit. Accordingly, we recorded a noncash Goodwill impairment charge of $1 million as of December 31, 2016. The tax impact of this impairment was not significant. If the determined fair value of the INVNT reporting unit had been 10% lower, the Goodwill impairment charge would have been approximately $2 million higher. The significant assumptions utilized in the 2016 discounted cash flow analysis for the INVNT reporting unit was a discount rate of 14.0%, a terminal growth rate of 3.0%, a market revenue multiple selected from a range 0.4x to 1.5x and a control premium of 20.0%.
The results of the quantitative test did not result in any impairments of Goodwill for the Core Time Inc. and SI Play reporting units as the fair values of each of these reporting units exceeded their respective carrying values by more than 30% as of December 31, 2016. The valuation of the assets and liabilities of the Core Time Inc. and SI Play reporting units were based on our long-range plans and assumptions of discount rates and terminal growth rates. Market multiples used to value the Core Time Inc. reporting unit were consistent with multiples of comparable companies.
During the third quarter of 2015, we recorded a noncash Goodwill impairment charge of $952 million ($943 million, net of tax). At December 31, 2015, no Goodwill impairment was identified in connection with our annual Goodwill impairment test.
We continue to experience declines in our print advertising and circulation revenues as a result of the continuing shift in consumer preference from print media to digital media and how consumers engage with digital media. If print media market conditions worsen, if the price of our publicly traded stock declines, or if our performance fails to meet current expectations, it is possible that the carrying value of our reporting units will exceed their fair values, which could result in recognition of additional noncash impairments of Goodwill that could be material.
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

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the year ended December 31, 2016, we recognized Asset impairments of $192 million primarily related to an impairment of a domestic tradename intangible. Also included in Asset impairments for the year ended December 31, 2016, was an impairment of $3 million related to a definite-lived intangible asset identified in connection with the annual Goodwill impairment test, which was performed during the fourth quarter of 2016. There were no Asset impairments in 2015.
Sales Returns
Management’s estimate of magazine and product sales that will be returned is an area of judgment affecting Revenues and Net income. In estimating magazine and product sales that will be returned, management analyzes vendor sales of our magazines and products, historical return trends, economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any magazine and product sale that provides the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. Total sales returns reserves for magazines and product sales as of December 31, 2016 and 2015 were $139 million and $179 million, respectively. As of December 31, 2016, a 10% increase in the level of sales returns reserves would have decreased revenues by approximately $10 million.
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
Income Taxes
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
Prior to the Spin-Off, our domestic operations were included in the Time Warner domestic consolidated tax returns and payments to all domestic taxing authorities were made by Time Warner on our behalf. We generally filed our own foreign tax returns and made our own foreign tax payments. Time Warner did not maintain a tax sharing agreement with us and generally did not charge us for any tax payments it made, and it did not reimburse us for the utilization of our tax attributes. Because our tax liabilities computed under the separate return method were in most instances not settled with Time Warner, the difference between any settled amounts and the computed liability under the separate return method were treated as either a dividend or capital contribution.

TIME INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Time Inc. and its subsidiaries' (the “Company”) internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes self-monitoring mechanisms and actions taken to correct deficiencies as they are identified. Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.
Management conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2016 based on the framework set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its evaluation, management concluded that, as of December 31, 2016, Time Inc. maintained effective internal control over financial reporting.
As permitted by Securities and Exchange Commission guidance and disclosed in Item 9A on page 42, management’s assessment of the Company’s internal control over financial reporting did not include an assessment of the internal control over financial reporting of Viant, Bizrate Insights and certain other acquisitions and, therefore, the Company’s conclusion regarding the effectiveness of its internal control over financial reporting does not extend to the internal control over financial reporting of these acquisitions. These acquisitions represented approximately 5% of both total assets and total revenues of Time Inc. as of and for the year ended December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

TIME INC.

By:	/s/ Richard Battista
Richard Battista
President and Chief Executive Officer

By:	/s/ Susana D'Emic
Susana D'Emic
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Time Inc.:
We have audited the accompanying consolidated balance sheets of Time Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Time Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2017 expressed an unqualified opinion thereon.
/s/   Ernst & Young LLP
New York, New York
February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Time Inc.:
We have audited Time Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Time Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Viant, Bizrate Insights and certain other acquisitions, which are included in the 2016 consolidated financial statements of Time Inc. and constituted approximately 5% of both total assets and total revenues as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of Time Inc. also did not include an evaluation of the internal control over financial reporting of these acquisitions.
In our opinion, Time Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Time Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 27, 2017 expressed an unqualified opinion thereon.
/s/   Ernst & Young LLP
New York, New York
February 27, 2017

TIME INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$296	$651
Short-term investments	40	60
Receivables, less allowances of $203 and $248 at December 31, 2016 and 2015, respectively	543	484
Inventories, net of reserves	31	35
Prepaid expenses and other current assets	110	187
Total current assets	1,020	1,417

Property, plant and equipment, net	304	267
Intangible assets, net	846	1,046
Goodwill	2,069	2,038
Other assets	66	116
Total assets	$4,305	$4,884

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$598	$683
Deferred revenue	403	436
Current portion of long-term debt	7	7
Total current liabilities	1,008	1,126

Long-term debt	1,233	1,286
Deferred tax liabilities	210	242
Deferred revenue	86	89
Other noncurrent liabilities	328	332
Commitments and contingencies (Note 15)

Stockholders' equity
Common stock, $0.01 par value, 400 million shares authorized; 98.95 million and 106.03 million shares issued and outstanding at December 31, 2016 and 2015, respectively	1	1
Preferred stock, $0.01 par value, 40 million shares authorized; none issued	—	—
Additional paid-in-capital	12,548	12,604
Accumulated deficit	(10,732)	(10,570)
Accumulated other comprehensive loss, net	(377)	(226)
Total stockholders' equity	1,440	1,809
Total liabilities and stockholders' equity	$4,305	$4,884

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues
Advertising	$1,712	$1,655	$1,775
Circulation	944	1,043	1,095
Other	420	405	411
Total revenues	3,076	3,103	3,281
Costs of revenues	1,295	1,219	1,295
Selling, general and administrative expenses	1,446	1,552	1,571
Amortization of intangible assets	83	80	78
Restructuring and severance costs	77	191	192
Asset impairments	192	—	26
Goodwill impairment	1	952	26
(Gain) loss on operating assets, net	(20)	(68)	(87)
Operating income (loss)	2	(823)	180
Bargain purchase (gain)	(3)	—	—
Interest expense, net	68	77	51
Other (income) expense, net	18	2	6
Income (loss) before income taxes	(81)	(902)	123
Income tax provision (benefit)	(33)	(21)	36
Net income (loss)	$(48)	$(881)	$87

Per share information attributable to Time Inc. common stockholders:
Basic net income (loss) per common share	$(0.49)	$(8.32)	$0.80
Weighted average basic common shares outstanding	99.20	105.94	109.10
Diluted net income (loss) per common share	$(0.49)	$(8.32)	$0.80
Weighted average diluted common shares outstanding	99.20	105.94	109.52
Cash dividends declared per share of common stock	$0.76	$0.76	$0.19
See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(48)	$(881)	$87

Other comprehensive income (loss), net of tax

Foreign currency translation
Unrealized gains (losses) occurring during the period	(75)	(36)	(41)
Reclassification adjustment for (gains) losses on foreign currency realized in net income (loss)	—	1	(1)
Net foreign currency translation gains (losses)	(75)	(35)	(42)

Benefit obligations
Unrealized gains (losses) occurring during the period	(79)	(28)	(16)
Reclassification adjustment for (gains) losses realized in net income (loss)	3	6	5
Net benefit obligations	(76)	(22)	(11)

Other comprehensive income (loss)	(151)	(57)	(53)

Comprehensive income (loss)	$(199)	$(938)	$34

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Time Warner Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance as of December 31, 2013	$—	$—	$4,158	$—	$(116)	$4,042
Net income (loss)	—	—	(69)	156	—	87
Other comprehensive income (loss)	—	—	—	—	(53)	(53)
Dividends	—	(21)	—	—	—	(21)
Equity-based compensation and other	—	33	2	—	—	35
Net transactions with Time Warner	—	—	(1,219)	—	—	(1,219)
Conversion of Time Warner Investment	1	12,653	(2,872)	(9,782)	—	—
Balance as of December 31, 2014	$1	$12,665	$—	$(9,626)	$(169)	$2,871
Net income (loss)	—	—	—	(881)	—	(881)
Other comprehensive income (loss)	—	—	—	—	(57)	(57)
Dividends declared	—	(84)	—	—	—	(84)
Purchase of common stock	—	—	—	(63)	—	(63)
Equity-based compensation and other	—	23	—	—	—	23
Balance as of December 31, 2015	$1	$12,604	$—	$(10,570)	$(226)	$1,809
Net income (loss)	—	—	—	(48)	—	(48)
Other comprehensive income (loss)	—	—	—	—	(151)	(151)
Dividends declared	—	(77)	—	—	—	(77)
Purchase of common stock	—	—	—	(114)	—	(114)
Equity-based compensation and other	—	21	—	—	—	21
Balance as of December 31, 2016	$1	$12,548	$—	$(10,732)	$(377)	$1,440
See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$(48)	$(881)	$87
Adjustments to reconcile Net income (loss) to Cash provided by (used in) operations
Depreciation and amortization	137	172	179
Amortization of deferred financing costs and discounts on indebtedness	6	6	3
(Gain) loss on pension settlement	—	6	1
Asset impairments	192	—	26
Goodwill impairment	1	952	26
(Gain) loss on sale of operating assets	(11)	(68)	(87)
(Gain) loss on repurchases of 5.75% Senior Notes	(4)	(2)	—
Amortization of deferred gain on sale-leaseback	(9)	—	—
Bargain purchase (gain)	(3)	—	—
(Income) loss on equity-method investments	20	8	12
Equity-based compensation expense	29	35	35
Deferred income taxes	(37)	19	(23)
Changes in operating assets and liabilities
Receivables	(15)	18	(19)
Inventories	3	12	9
Prepaid expenses and other assets	135	(129)	(36)
Accounts payable and other liabilities	(72)	40	35
Other, net	(129)	(34)	33
Cash provided by (used in) operations	195	154	281

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(195)	(141)	(18)
(Investments in) divestitures of cost and equity-method investments	(19)	2	(20)
Proceeds from dispositions	29	627	176
Purchases of short-term investments	(60)	(100)	—
Maturities of short-term investments	80	40	—
Capital expenditures	(101)	(212)	(41)
Issuances of notes receivable	(16)	—	—
Cash provided by (used in) investing activities	(282)	216	97

FINANCING ACTIVITIES
Purchase of common stock	(116)	(61)	—
Repurchase of 5.75% Senior Notes	(45)	(72)	—
Proceeds from the issuance of debt	—	—	1,377
Financing costs	—	—	(13)
Principal payments on Term Loan	(7)	(7)	(4)
Withholding taxes paid on equity-based compensation	(9)	(12)	—
Dividends paid	(77)	(84)	(21)
Contingent/deferred consideration payment	(4)	—	—
Transfer to Time Warner in connection with Spin-Off	—	—	(1,400)
Net transfers (to) from Time Warner	—	—	159
Cash provided by (used in) financing activities	(258)	(236)	98
Effect of exchange rate changes on Cash and cash equivalents	(10)	(2)	(3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(355)	132	473
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	651	519	46
CASH AND CASH EQUIVALENTS, END OF PERIOD	$296	$651	$519
See accompanying notes.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Time Inc., together with its subsidiaries (collectively, the "Company," "we," "us" or "our"), is a leading multi-platform media and content company that engages over 150 million consumers every month through its portfolio of premium news and lifestyle brands across a diverse set of interest areas. The Company’s influential brands include People, Time, Fortune, Sports Illustrated, InStyle, Real Simple, Southern Living, Entertainment Weekly, Food & Wine, Travel + Leisure and Essence, as well as approximately 50 diverse titles in the United Kingdom. Time Inc. was in the top ten in U.S. multi-platform unique digital audience in December 2016 according to comScore with approximately 130 million monthly unique visitors. Its social footprint reaches approximately 250 million followers. Time Inc. offers marketers a differentiated proposition in the media marketplace by combining our distinctive content, large-scale audiences and proprietary data and people-based targeting capabilities. Time Inc. extends the power of its brands through other media and platforms including licensing, video and television, live events and paid products and services. With approximately 30 million paid subscribers, Time Inc. is one of the largest direct marketers in the U.S. media industry. The Company has extended its assets into related areas through various acquisitions, including Viant, an advertising technology firm with a people-based marketing platform, Adelphic, a mobile-first self-service programmatic ad buying platform, and Bizrate Insights, a consumer insights company. Time Inc. is also home to celebrated events, such as the Time 100, Fortune Most Powerful Women, People’s Sexiest Man Alive, Sports Illustrated’s Sportsperson of the Year, the Essence Festival and the Food & Wine Classic in Aspen.
The Spin-Off
On June 6, 2014 (the "Distribution Date"), we completed the legal and structural separation of our business (the "Spin-Off") from Time Warner Inc. ("Time Warner"). The Spin-Off was completed by way of a pro rata dividend on the Distribution Date of Time Inc. shares held by Time Warner to its stockholders as of May 23, 2014 (the "Record Date") based on a distribution ratio of one share of Time Inc. common stock for every eight shares of Time Warner common stock held (the "Distribution"). Following the Spin-Off, Time Warner stockholders became the owners of 100% of the outstanding shares of common stock of Time Inc. and Time Inc. began operating as an independent, publicly-traded company with its common stock trading on The New York Stock Exchange ("NYSE") under the symbol "TIME". In connection with the Spin-Off, we and Time Warner entered into the separation and distribution agreement dated June 4, 2014 (the "Separation and Distribution Agreement") and certain other related agreements which govern our relationship with Time Warner following the Spin-Off. See Note 16, "Related Party Transactions and Relationship with Time Warner."
Basis of Presentation
Subsequent to the Distribution Date, our financial statements as of and for the years ended December 31, 2016, 2015 and 2014 are presented on a consolidated basis. Our consolidated financial statements reflect our results of operations and financial position as a stand-alone company following the Distribution Date. Prior to the Spin-Off, our combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Time Warner. During the year ended December 31, 2014, we incurred $6 million of expenses related to charges for administrative services performed by Time Warner. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our Financial Statements include the accounts of Time Inc. and its wholly-owned and majority owned subsidiaries after elimination of all significant intercompany transactions.
Use of Estimates
The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Financial Statements and accompanying disclosures. Actual results could differ from those estimates.
Significant estimates and judgments inherent in the preparation of these Financial Statements include accounting for asset impairments, allowances for doubtful accounts, depreciation and amortization, sales returns, pension and other postretirement benefits, equity-based compensation, income taxes, contingencies, litigation matters, reporting revenue for certain transactions on a gross or net basis and the determination of whether certain entities should be consolidated.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Our cash equivalents consist of money market mutual funds.
Short-Term Investments
Term deposits and other investments that have maturities of greater than three months but less than one year are classified as Short-term investments. Our term deposits and other investments are accounted for at amortized cost as held to maturity securities. Interest income is recognized in the Statements of Operations.
Concentration of Credit Risk
Cash and cash equivalents are maintained with several financial institutions. We have deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk. There is also limited credit risk with respect to the money market mutual funds in which we invest as these funds all have issuers, guarantors and/or other counterparties of reputable credit. At December 31, 2016, approximately $256 million of our Cash and cash equivalents were held domestically of which $101 million were held in money market mutual funds. An additional $40 million of Cash and cash equivalents were held internationally, primarily in the U.K. We manage exposure to counterparty credit risk on our short-term investments through specific minimum credit standards, diversification of counterparties and procedures to monitor credit risk concentrations.
Receivables are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible. As of December 31, 2016 and 2015, there were no customers which comprised 10% or

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

more of our total receivable balance. We generally do not require collateral or other security to support our financial instruments subject to credit risk.
Sales Returns
Management’s estimate of magazine and product sales that will be returned is an area of judgment affecting Revenues and Net income (loss). In estimating magazine and product sales that will be returned, management analyzes vendor sales of our magazines and products, historical return trends, economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any magazine and product sale that provides the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale. Total sales returns reserves for magazines and product sales as of December 31, 2016 and 2015 were $139 million and $179 million, respectively. As of December 31, 2016, a 10% increase in the level of sales returns reserves would have decreased revenues by approximately $10 million.
Allowance for Doubtful Accounts
We monitor customers’ accounts receivable aging, and a provision for estimated uncollectible amounts is maintained based on customer payment levels, historical experience and management’s views on trends in the overall receivable aging. In addition, for larger accounts, we perform analyses of risks on a customer-specific basis. At December 31, 2016 and 2015, total reserves for doubtful accounts were approximately $64 million and $69 million, respectively. Bad debt expense recognized during the years ended December 31, 2016, 2015 and 2014 totaled $12 million, $6 million and $11 million, respectively.
Investments
Investments in companies in which we have significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when we own between 20% and 50% of a voting interest in the investee, hold substantial management rights or hold an interest of less than 20% in an investee that is a limited liability partnership or limited liability corporation that is treated as a flow-through entity. Under the equity method of accounting, only our investment in and amounts due to and from the equity investee are included in the Balance Sheets; only our share of the investee’s earnings (losses) is included in the Statements of Operations; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee are included in the Statements of Cash Flows. Additionally, the carrying value of investments accounted for using the equity method of accounting is adjusted downward to reflect any other-than-temporary declines in value. At December 31, 2016 and 2015, investments accounted for using the equity method were $9 million and $10 million, respectively, and were recorded in Other assets on the Balance Sheets.
Investments in companies in which we do not have a controlling interest or over which we are unable to exert significant influence are accounted for at cost. Dividends and other distributions of earnings from investments accounted for at cost are included in Other (income) expense, net, when declared. Interest income and any other than temporary impairments are recognized in the Statements of Operations.
Fair Value Measurements
Our financial instruments that are measured at fair value on a recurring basis, include certain money market funds included in Cash and cash equivalents, certain contingent liabilities and a put option liability included in Accounts payable and accrued liabilities and Other noncurrent liabilities on the accompanying Balance Sheets. We measure assets and liabilities using inputs from the following three levels of the fair value hierarchy: (i) inputs that are quoted prices in active markets for identical assets or liabilities (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) unobservable inputs that require the entity to use its own best estimates about market participant assumptions (“Level 3”).

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We monitor our position with, and the credit quality of, the financial institutions which are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2016, we did not anticipate nonperformance by any of the counterparties.
Our derivative instruments are recorded on the Balance Sheets at fair value as either an asset or a liability. Changes in the fair value of recorded derivatives are recognized in earnings unless specific hedge accounting criteria are met. From time to time, we may use financial instruments to hedge our limited exposures to foreign currency exchange risks primarily associated with payments made to certain vendors. These derivative contracts are economic hedges and are not designated as cash flow hedges. We record the changes in the fair value of these items in our Statements of Operations.
Inventories
Inventories, net of reserves mainly consist of paper, books and other merchandise and are stated at the lower of cost or estimated net realizable value. Cost is determined using the first-in, first-out method for books and the average cost method for paper and other merchandise. Returned merchandise included in Inventory is valued at estimated realizable value, but not in excess of cost.
Property, Plant and Equipment, Net
Property, plant and equipment, net are stated at cost less accumulated depreciation. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining lease term. Depreciation for other Property, plant and equipment, net is provided using the straight-line method over an estimated useful life of three to ten years. Costs associated with the repair and maintenance of property are expensed as incurred. Changes in circumstances, such as technological advances or changes to our business model or capital strategy could result in the actual useful lives differing from the original estimates. In those cases where we determine that the useful life of property, plant and equipment should be shortened, we would depreciate the asset over its revised estimated remaining useful life, thereby increasing depreciation expense.
Operating Leases
For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the applicable lease terms. The term used for straight-line rent expense is calculated initially from the date we obtain possession of the leased premises through the lease termination date.
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
Intangible Assets
We have a significant number of intangible assets. We do not recognize the fair value of internally generated intangible assets. Intangible assets acquired in business combinations, including tradenames, customer relationships, capitalized software and other intangible assets are recorded at the acquisition date fair value in the Balance Sheets.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Asset Impairments
Investments
Our investments consist of (i) Short-term investments consisting of term deposits, (ii) investments accounted for using the cost method of accounting and (iii) investments accounted for using the equity method of accounting. We regularly review our investments for impairment, including when the carrying value of an investment exceeds its related market value. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value through the Statements of Operations. Factors we consider in determining whether an other-than-temporary decline in value has occurred include (i) the market value of the security in relation to its cost basis, (ii) the financial condition of the investee and (iii) our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.
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
Goodwill
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. A reporting unit is either the "operating segment level" or one level below, which is referred to as a "component." The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business or whether the operations are similar such that they should be aggregated for purposes of the impairment test. For purposes of our annual Goodwill impairment test, management has concluded that we have three reporting units: INVNT LLC ("INVNT"), Sports Illustrated Play ("SI Play") and the remaining core Time Inc. operations ("Core Time Inc.").
In assessing Goodwill for impairment, we may elect to use a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of our reporting units are less than their carrying amounts. If we determine that it is not more-likely-than-not that the fair value of our reporting units are less than their carrying amounts, we are not required to perform any additional tests in assessing goodwill for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, then we are required to perform the first step of a two-step impairment review process.
In the first step of the two-step process used to identify potential impairment, we determine the fair value of our reporting units using an income-based discounted cash flow ("DCF") analysis and a market-based approach, and compare the estimated fair values to their carrying amounts. For the Core Time Inc. and INVNT reporting units, the DCF and market-based approaches were weighted equally in determining their fair values. For the SI Play reporting unit, a DCF was utilized in determining its fair value. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates and the amount and timing of expected future cash flows. The cash flows employed in our DCF analyses are based on our most recent budgets and long-range plans and, when applicable, various growth rates are assumed for years beyond the current long-range plan period. Discount rate assumptions are based on an assessment of market rates as well as the risk inherent in the future cash flows included in the budgets and long-range plans. We also considered the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industry in which we compete, and relative weighting of the DCF and market approaches. Our market-based approach utilizes market multiples of comparable peer companies in the industry in which we compete and a control premium. The second step of the two-step process, if necessary, involves a comparison of the implied fair value of our reporting unit’s goodwill against the carrying value of that goodwill. If we conclude that the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an adjustment for the difference between the two values is recorded in our Statement of Operations to write down the carrying value to the implied fair value.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In our 2016 annual Goodwill impairment test, the carrying value of Goodwill for our INVNT reporting unit exceeded its fair value. As a result, the Company recorded a pretax noncash impairment charge of $1 million to reduce the carrying value of INVNT’s goodwill.
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
For the year ended December 31, 2016, we recognized Asset impairments of $192 million primarily related to an impairment of a domestic tradename intangible. Also included in Asset impairments for the year ended December 31, 2016, was an impairment of $3 million related to a definite-lived intangible asset identified in connection with our annual Goodwill impairment test, which was performed during the fourth quarter of 2016.
Retirement Benefit Obligations
We offer a defined contribution savings plan and a deferred compensation plan for our employees in the U.S. In addition, we offer a defined benefit pension and defined contribution plans to certain international employees. Obligations for various funded and unfunded non-contributory defined benefit and defined contribution pension plans and other post-retirement benefit plans administered by Time Warner remained with Time Warner following the Spin-Off.
Pension benefits are based on formulas that reflect the participating employees’ years of service and compensation. The expense recognized by us is determined using certain assumptions, including the expected long-term rate of return on plan assets, the discount rate used to measure the interest cost and rate of compensation increases, among others. Our estimate of the service and interest cost components of net periodic benefit cost for our pension benefit plans utilizes a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We recognize the funded status of our defined benefit plans as an asset or liability in the Balance Sheets and recognize changes in the funded status in the year in which the changes occur through Accumulated other comprehensive loss, net in the Balance Sheets. We use a December 31 measurement date for our plans.
Net Income (Loss) Per Common Share
Basic net income (loss) per common share of our common stock is calculated by dividing Net income (loss) attributable to Time Inc. common stockholders by the Weighted average basic common shares outstanding. Diluted net

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

income (loss) per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares issuable under equity-based compensation plans in accordance with the treasury stock method, except where the inclusion of such common shares would have an anti-dilutive impact.
The determination and reporting of net income (loss) per common share requires the inclusion of certain of our time-based restricted stock units ("RSUs") where such securities have the right to share in dividends, if declared, equally with common stockholders. Performance share units (“PSUs”) are included in the calculation of diluted net income (loss) per common share prior to the vesting date based on the number of potential shares that would be issuable under the terms of the agreement if the end of the reporting period were the end of the vesting period, assuming the result would be dilutive. During periods in which we generate net income, such participating securities have the effect of diluting both basic and diluted earnings per common share. During periods of net loss, no effect is given to participating securities, since they do not share in the losses of the Company.
Equity-Based Compensation
We have various equity-based incentive plans that allow us to grant various types of share-based incentives to key employees and directors. The primary types of incentives granted under the plan are restricted stock units, performance share units, and stock options. We record compensation expense based on the equity awards granted to our employees. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in Costs of revenues or Selling, general and administrative expenses depending on the job function of the grantee on a straight-line basis (net of estimated forfeitures) over the period during which an employee is required to provide services in exchange for the award. Also, excess tax benefits realized are reported as a financing cash inflow. The grant-date fair value of an RSU is determined based on the closing sale price of Time Inc.’s common stock on the NYSE Composite Tape on the date of grant discounted to exclude the estimated dividend yield during the vesting period.
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
The grant-date fair value of PSUs is estimated using the Monte-Carlo simulation method, which considers the likelihood of Time Inc.’s stock price ending at various levels at the conclusion of the performance period. Simulations of stock price use a volatility assumption based on Time Inc.’s stock price for a historic period equal to the remaining term of the performance period as of the grant date. The risk-free rate assumed in valuing the shares is based on the U.S Treasury yield curve in effect at the time of the grant for the performance period of the grant.
Revenues
Revenues are recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is reasonably assured. We consider the terms of each arrangement to determine the appropriate accounting treatment.
Advertising Revenues
Advertising revenues are recognized at the magazine cover date, net of agency commissions. Advertising revenues from digital products are recognized as impressions are delivered or as the services are performed. Customer payments received in advance of the performance of advertising services are recorded as Deferred revenue in the Balance Sheets.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Circulation Revenues
Circulation revenues include revenues from subscription sales and revenues generated from single-copy sales of magazines through retail outlets such as newsstands, supermarkets, convenience stores and drugstores and on certain digital devices and platforms, which may or may not result in future subscription sales. Circulation revenues are recognized at the magazine cover date, net of estimated returns. The unearned portion of magazine subscriptions is deferred and included in Deferred revenue in the Balance Sheets until the later of the magazine cover date or when a trial subscription period ends, at which time a proportionate share of the gross subscription price is included in revenues, net of any commissions paid to subscription agents.
In addition, incentive payments are made to wholesalers and retailers primarily related to favorable placement of our magazines. Depending on the incentive program, these payments can vary based on the number of copies sold or be fixed, and are presented in the Financial Statements as a reduction of revenues. For the years ended December 31, 2016, 2015 and 2014 incentive payments made to wholesalers and retailers primarily related to favorable placement of our magazines were $65 million, $69 million and $75 million, respectively.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

service, (ii) performs all of the billing and collection activities and (iii) passes the proceeds from the subscription to us after deducting its commission.
Barter Transactions
We enter into transactions that involve the exchange of advertising or finished goods inventory, in part, for other products and services, which are recorded at the estimated fair value of the advertising or inventory surrendered if the fair value of the product or service received is less evident. Revenues from barter transactions are recognized when advertising or inventory is provided, and expenses are recognized when services are received. Revenues from barter transactions included in the Statements of Operations were $21 million, $19 million and $20 million in 2016, 2015 and 2014, respectively. Expenses from barter transactions included in the Statements of Operations for 2016 were $21 million and for both 2015 and 2014 were $22 million.
Costs of Revenues
Costs of revenues primarily relate to production (e.g., paper, printing and distribution) and editorial costs. Production costs directly related to publications are expensed in the period that revenue is recognized for a publication (e.g., on the cover date of a magazine). Staff costs recognized as Costs of revenues are expensed as incurred.
Subscriber Acquisition Costs
Direct subscriber acquisition costs, primarily direct mail costs, for the years ended December 31, 2016, 2015 and 2014 were $169 million, $177 million and $169 million, respectively. These costs are expensed as incurred and recognized within Selling, general and administrative expenses.
Shipping and Handling
Costs incurred for shipping and handling are reflected in Costs of revenues in the Statements of Operations.
Business Combinations
We account for business combinations using the acquisition method of accounting. Under the acquisition method, once control of a business is obtained, 100% of the assets, liabilities, and certain contingent liabilities acquired, including amounts attributed to noncontrolling interests, are recorded at fair value. Any transaction costs are expensed as incurred.
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
Income Taxes
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Recent Accounting Guidance
Accounting Guidance Adopted in 2016
In August 2016, guidance was issued which clarifies how certain cash receipts and payments should be classified as well as how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This guidance was further updated in November 2016. The amendments in this guidance are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this guidance on a retrospective basis effective December 31, 2016 and it has not had a significant impact on our Financial Statements since adoption.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

account for the arrangement as a service contract. The new guidance, effective for interim and annual reporting periods beginning after December 15, 2015, does not change customers' accounting for service contracts. We adopted this guidance on a prospective basis effective January 1, 2016 and it has not had a significant impact on our Financial Statements since adoption.
In August 2014, guidance was issued that establishes management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and setting rules for how this information should be disclosed in the financial statements. The amendments in this guidance are effective for fiscal years ending after December 15, 2016 and for annual and interim periods thereafter with early adoption permitted. We adopted this guidance on December 31, 2016 and it has not had a material impact on our Financial Statements since adoption.
In June 2014, guidance was issued impacting the accounting for share-based performance awards. This guidance requires that a performance target that affects vesting that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The amendments in this guidance became effective on a prospective basis for us on January 1, 2016. We do not currently have share-based payment awards that fall within the scope of this guidance. Therefore, it does not have an impact on our Financial Statements.
Accounting Guidance Not Yet Adopted
In March 2016, guidance was issued which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this guidance are effective for fiscal years beginning after December 15, 2016 and for interim periods therein with early adoption permitted. The updated guidance requires excess tax benefits and deficiencies from share-based payment awards to be recorded in income tax expense in the income statement. Under the current guidance, excess tax benefits and deficiencies have been recognized in Additional paid-in capital in the Consolidated Balance Sheets. In addition, the updated guidance modifies the classification of certain share-based payment activities within the Statements of Cash Flows and these changes are required to be applied retrospectively to all periods presented. We will adopt this guidance on January 1, 2017. The adoption of this guidance is not expected to have a material impact on our Financial Statements; however, the updated guidance may add volatility to the Company’s income tax expense in future periods depending upon, among other things, the level of tax expense and the price of our common stock at the date of vesting for share-based awards.
In February 2016, guidance was issued which requires that a lessee recognize lease assets and lease liabilities on its balance sheet and disclose key information about its leasing arrangements. The amendments in this guidance are effective for fiscal years beginning after December 15, 2018 and for interim periods therein with early adoption permitted. We are currently evaluating the effect that this guidance will have on our Financial Statements and related disclosures.
In January 2016, guidance was issued which requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. The amendments in this guidance are effective for fiscal years beginning after December 15, 2017 and for interim periods therein. We are currently evaluating the effect that this guidance will have on our Financial Statements and related disclosures.
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
In May 2014, guidance was issued that establishes a new revenue recognition framework in GAAP for all companies and industries. The core principle of the guidance is that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The guidance includes a five-step framework to determine the timing and amount of revenue

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

to recognize related to contracts with customers. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework. We will adopt this guidance on January 1, 2018.
We are continuing to assess the potential impact of the guidance across our revenue streams. Upon adoption, we will recognize revenue from our contracts with customers as each performance obligation is satisfied, either at a point in time or over a period of time, based on when control transfers to our customers. We have determined that the performance obligations within our print advertising, subscription and newsstand contracts are satisfied on an issue's on sale date, which is expected to accelerate the timing of revenue recognition compared to our current policy of revenue recognition based on an issue’s cover date. Digital advertising revenue will continue to be recognized as impressions are delivered.
We currently anticipate adopting this guidance using the full retrospective method, however, we have not yet selected a transition method and are currently evaluating the impact that the updated guidance will have on our Financial Statements and related disclosures. We expect to complete this evaluation by June 30, 2017.
Other accounting standards that have been issued by the Financial Accounting Standards Board or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our Financial Statements upon adoption.
3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
Bizrate Insights Acquisition
On September 6, 2016, we acquired Bizrate Insights Inc. (“Bizrate Insights”), a consumer data company that specializes in developing consumer insights by extending its online and mobile surveys across partner sites. The acquisition of Bizrate Insights continues our transformation into a data-driven organization and we believe this acquisition will enable us to generate incremental consumer subscription and other revenues. The acquisition was accounted for under the acquisition method. Consideration transferred of $78 million ($80 million cash, net of settlement of a pre-existing commission relationship) was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. At the acquisition date, the consideration transferred of $78 million assigned to the net assets acquired is summarized as follows (in millions):

Goodwill	$56
Definite-lived intangible assets:
Merchant relationships	23
Software	3
Tradename	3
Deferred tax liability	(6)
Other liabilities	(1)
Total net assets acquired	$78
We valued the merchant relationships using the excess earnings method, an income approach. Under the excess earnings method, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. Software assets were valued using the replacement cost approach. The replacement cost contemplates the cost to recreate the intangible asset. The tradename asset was valued using a relief from royalty approach, which is based on a hypothetical royalty that a market participant would otherwise be willing to pay to use the asset. Key unobservable inputs utilized in this valuation include the estimated cash flows for each definite-lived intangible asset, a royalty rate of 4.0%, a long-term growth rate of 3.0%, useful lives of 3-7 years, and a discount rate of 17.0%. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Preliminary assumptions may change and may result

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

in changes to the final valuation. Goodwill represents future economic benefits expected to arise from other intangibles acquired that do not qualify for separate recognition. None of the Goodwill is deductible for tax purposes.
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
At the acquisition date, the purchase price assigned to the net assets acquired is summarized as follows (in millions):

Receivables	$49
Definite-lived intangible assets:
Technology and database	23
Websites	7
Customer relationships	6
Tradenames	5
Other assets	3
Total assets acquired	$93
In connection with the acquisition, during the year ended December 31, 2016, we recognized a $6 million pretax Bargain purchase (gain) ($3 million, net of a deferred tax liability). We were able to realize a gain because Viant was in need of capital to continue its operations and was unable to secure sufficient capital in the time frame it required. We have assessed the identification of and valuation assumptions surrounding the assets acquired and the consideration transferred and have determined that the recognition of a bargain purchase gain is appropriate. The Company retained an independent third party to assist management in determining the fair value of tangible and intangible assets acquired.
The Bargain purchase (gain) resulted in the reduction of the tax basis in identifiable intangibles, resulting in a deferred tax liability of $3 million being recorded on the opening balance sheet. This deferred tax liability reduced the Bargain purchase (gain), and the Bargain purchase (gain) is not taxable.
Technology and database assets are being amortized over a weighted average useful life of seven years, websites are being amortized over a weighted average useful life of five years, customer relationships are being amortized over a weighted average useful life of five years, and tradenames are being amortized over a weighted average useful life of ten years. Acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. We valued the technology and database, customer relationships, and tradenames using variations of the income approach. The primary intangible asset of Viant’s business is the technology and database, which was valued as a single asset using the excess earnings method. Customer relationships and tradenames were valued using the relief-from-royalty method, and with and without method, respectively, all income approaches. Websites were valued using a replacement cost approach.
Key unobservable inputs utilized in this valuation include the estimated cash flows for each definite-lived intangible asset, royalty rates of 0.5% - 1.0%, a long-term growth rate of 3.0%, and a discount rate of 18.0%. The Company valued the Technology and database using the excess earnings method, an income approach. In determining the fair value of this intangible asset, the excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the asset after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Under the relief from royalty method, value is estimated by discounting the royalty savings as well as any tax benefits

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

related to ownership to a present value. The with and without method assumes that the value of the intangible asset is equal to the difference between the present value of the prospective cash flows with the intangible asset in place and the present value of the prospective cash flows without the intangible asset in place. Replacement cost contemplates the cost to recreate the intangible asset. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.
The carrying value for Receivables approximated their fair values. The uncollectible amount of Receivables was not expected to be significant.
During the fourth quarter of 2016, we granted certain key Viant employees a 40% equity interest (subject to vesting and forfeiture provisions) in the common units of Viant. In conjunction with the issuance of the common units, the Company entered into a put and call arrangement whereby such employees have a right to put their shares to us, and we retain rights to call these interests over time, in each case subject to the satisfaction of certain conditions. The fair value of the common units will be recognized as stock compensation expense over the vesting period through September 2020. Expense incurred during the fourth quarter of 2016 related to these equity interests was not significant.
Other Acquisitions
During the year ended December 31, 2016, we completed additional acquisitions for total cash consideration, net of cash acquired, of $29 million. Additional consideration may be required to be paid by us that primarily relates to earn-outs that are contingent upon the achievement of certain performance objectives by the end of 2017, which are estimated to be $1 million. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired has been recorded as Goodwill, which represents future economic benefits expected to arise from other intangibles acquired that do not qualify for separate recognition. We recorded Goodwill related to these other acquisitions of $11 million that will be deductible for tax purposes. In conjunction with one of these acquisitions, we also recognized a loss relating to a write off of an asset of $3 million previously recognized in our Financial Statements during the year ended December 31, 2016 that will not be realized as a result of the acquisition. This loss is reported within transaction costs in Selling, general and administrative expenses on the accompanying Statements of Operations.
During the year ended December 31, 2015, we completed a number of acquisitions for total cash consideration, net of cash acquired, of $141 million. Additional consideration may be required to be paid by us that primarily relates to earn-outs that are contingent upon the achievement of certain performance objectives in the current and future fiscal years, which are estimated to be $13 million, and other deferred payments of $3 million as of December 31, 2015. As of December 31, 2016, the fair value of the contingent consideration for these acquisitions was estimated to be $1 million, and other deferred payments were $2 million. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired has been recorded as Goodwill. Our results of operations include the operations of these acquisitions from the date of the respective acquisitions but such activities were not significant for the year ended December 31, 2015.
Dispositions
This Old House
In April 2016, we completed the sale of This Old House Ventures, LLC and This Old House Productions, LLC (together, “TOH”) for $28 million. Upon disposal, assets of $27 million primarily related to Goodwill, and liabilities of $10 million primarily related to Deferred revenue, were derecognized from our Balance Sheets. We recognized a pretax gain of $11 million within (Gain) loss on operating assets, net for the year ended December 31, 2016.
IPC Magazines Group Limited ("Blue Fin Building")
In November 2015, we sold 100% of the capital stock of IPC Magazines Group Limited, a subsidiary of Time Inc. UK, which owned the Blue Fin Building, our principal executive offices in the U.K., for £415 million ($629 million at exchange rates on the date of consummation of the sale). See Note 13, "Benefit Plans." Time Inc. UK continues to occupy a portion of the premises under a lease agreement with the buyers which extends through December 31, 2025 with a renewal option for an additional term between five and ten years. Our lease commitments under this agreement

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

are £9 million per annum. See Note 15, "Commitments and Contingencies." In connection with these transactions, in the fourth quarter of 2015, we recognized a pretax gain of $68 million. Additionally, a pretax gain of $97 million was deferred at the time of the sale-leaseback transaction and will be recognized ratably over the lease period through 2025.
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
4. INVESTMENTS
Our investments included within Short-term investments and Other assets on the accompanying Balance Sheets consist primarily of short-term investments, equity-method investments and cost-method investments. Our investments, by category, consisted of the following (in millions):

	December 31,
	2016	2015
Short-term investments(a)	$40	$60
Equity-method investments(b)	9	10
Cost-method investments(c)	6	3
Total	$55	$73
_______________________

(a)
Our Short-term investments consist of term deposits with original maturities greater than three months and remaining maturities of less than one year. Our term deposits are carried at amortized cost on the accompanying Balance Sheets as held-to-maturity securities.

(b)
Our Equity-method investments primarily consist of joint ventures. During the year ended December 31, 2016, we made a $6 million investment in a digital content company. For the year ended December 31, 2016, we recorded equity losses of $20 million primarily related to resuming applying the equity method after providing additional financial support to certain equity-method investments and an other than temporary impairment of an Equity-method investment. For the years ended December 31, 2015 and 2014, we recognized equity losses of $8 million and $12 million, respectively.

(c)
During the year ended December 31, 2016, we made a $3 million investment in a privately-held e-commerce subscription company. We use available qualitative and quantitative information to evaluate all Cost-method investments for impairment at least quarterly.

For the year ended December 31, 2016, we experienced an other-than-temporary decline in an equity-method investment and as a result we recorded an impairment of $3 million in Other (income) expense, net in our Statement of Operations. For the years ended 2015 and 2014, we did not experience other-than-temporary declines in the value of our investments.
5. FAIR VALUE MEASUREMENTS
Fair value measurements are determined based on assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy distinguishes between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require us to use present value and other valuation techniques in the determination of fair value (Level 3).

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2016 and 2015, respectively (in millions):

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents - Money market funds	$102	$—	$—	$102	$437	$—	$—	$437
Liabilities
Contingent consideration(a)	—	—	(2)	(2)	—	—	(13)	(13)
Other - liabilities(b)	—	—	(12)	(12)	—	—	(6)	(6)
Total	$102	$—	$(14)	$88	$437	$—	$(19)	$418
_______________________

(a)
Contingent consideration, of which $1 million and $6 million is included in Accounts payable and accrued liabilities and $1 million and $7 million in Other noncurrent liabilities on the accompanying Balance Sheets as of December 31, 2016 and 2015, respectively, consists of earn-out liabilities in connection with acquisitions. Fair values were derived using a Monte Carlo simulation approach or a probability weighted present value of expected future payouts approach, which are considered Level 3 measurements. Adjustments to fair value of such obligations are included as a component of Selling, general and administrative expenses in the Statements of Operations. Such contingent considerations are primarily based on financial targets and other operational metrics.

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

The following table reconciles the beginning and ending balance of our liabilities classified as Level 3 (in millions):

	December 31,
	2016	2015
Balance as of the beginning of the period	$19	$9
Settlements	(2)	(3)
Issuances	2	13
Fair value adjustments	(3)	—
Other adjustments	(2)	—
Balance as of the end of the period	$14	$19

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

	December 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt instruments
Term Loan	$672	$687	$677	$679
5.75% Senior Notes	568	597	616	566
	$1,240	$1,284	$1,293	$1,245
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
Non-Financial Instruments
The majority of our non-financial instruments, which include Goodwill, intangible assets, inventories and property, plant and equipment, net, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for Goodwill) a non-financial instrument is required to be evaluated for impairment. If we were to determine that the non-financial instrument was impaired, we would be required to write down the non-financial instrument to its fair value.
Fair value measurements are also used in nonrecurring valuations performed in connection with acquisition accounting. The nonrecurring valuations primarily include the valuation of tradenames, customer and advertiser relationships, technology and database intangible assets and property, plant and equipment. With the exception of certain inputs for our weighted average cost of capital and discount rate calculation that are derived from third-party information, the inputs used in our discounted cash flow analysis, such as forecasts of future cash flows, are based on assumptions. The valuation of customer and advertiser relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the relationships, considering such factors as estimated life of the relationships and the revenue expected to be generated over the life of such relationships. Tangible assets are typically valued using a replacement or reproduction cost approach, considering such factors as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. All of our nonrecurring valuations use significant unobservable inputs and, therefore, fall under Level 3 of the fair value hierarchy.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2016, we recognized Asset impairments of $192 million primarily related to an impairment of a domestic tradename intangible during the third quarter. Also included in Asset impairments for the year ended December 31, 2016, was the impairment of $3 million related to a definite-lived intangible asset identified in connection with our annual Goodwill impairment test, which was performed during the fourth quarter of 2016. The valuation of this definite-lived intangible asset was determined using the income approach and is considered a Level 3 fair value measurement. The valuation employed assumptions on projected future cash flows, a risk-adjusted discount rate of 15.0% and a royalty rate of 3.0%. During the third quarter of 2016, a definite-lived tradename intangible experienced a triggering event and was evaluated for impairment. As a result of our evaluation, we wrote down the carrying value of a definite-lived tradename intangible asset by $185 million. The valuation of this definite-lived intangible asset was determined using the income approach and is considered a Level 3 fair value measurement. The valuation employed assumptions on projected future cash flows from our long-range plans adjusted for current market trends, a risk-adjusted discount rate of 11.0%, a growth rate of 1.0% and a royalty rate of 5.0%.
During the third quarter of 2015, we impaired the carrying value of our Goodwill by $952 million. The valuation of goodwill for the second step of the goodwill impairment analysis is considered a Level 3 fair value measurement, which means that the valuation of the assets and liabilities reflect our own assumptions that market participants would use in pricing the assets and liabilities. The assumptions included projected future cash flows from our long-range plans adjusted for current market trends, a risk-adjusted discount rate, a terminal growth rate and a control premium. A market multiple was not employed.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of (in millions):

	Useful Lives (in years)	December 31,
		2016	2015
Leasehold improvements(a)	Various	227	420
Capitalized software	3 - 5	288	352
Furniture, fixtures and other equipment(a)	3 - 10	152	214
		667	986
Accumulated depreciation(a)(b)(c)		(388)	(737)
Construction in progress(c)		25	18
Total Property, plant and equipment, net		304	267
_______________________

(a)
In 2016, we wrote off approximately $300 million of fully depreciated assets primarily related to leaseholds and improvements and Furniture, fixtures and other equipment upon exercise of our option to surrender with respect to our Time and Life Building lease during the first quarter of 2016. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives of the remaining lease term.

(b)	Includes accumulated amortization of $249 million and $315 million related to capitalized software as of December 31, 2016 and 2015, respectively.

(c)	Amounts in 2016 and 2015 primarily related to capitalized software in process.
For the years ended December 31, 2016, 2015 and 2014, depreciation and amortization expense related to Property, plant and equipment, net was $54 million, $92 million and $101 million, respectively, of which $17 million, $13 million and $17 million related to capitalized software costs, respectively. The estimated amortization expense related to capitalized software within Property, plant and equipment, net for the succeeding five years as of December 31, 2016 is as follows (in millions):

2017	$15
2018	11
2019	7
2020	5
2021	1
Total	$39
In 2016, certain internally developed software costs were determined to no longer be used and as a result, we recognized a $4 million impairment. There were no impairments of Property, plant and equipment, net in 2015. In 2014, we classified one of our buildings as an asset held for sale and recorded a noncash impairment charge of $20 million to write down the value of the building to its fair value less cost to sell. We incurred additional fixed asset impairment charges of approximately $6 million during 2014, primarily as a result of our exit from certain leased properties.
7. GOODWILL AND INTANGIBLE ASSETS
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For purposes of our annual Goodwill impairment test, management has concluded that we have three reporting units: INVNT, Sports Illustrated Play ("SI Play") and the remaining core Time Inc. operations ("Core Time Inc.")
In 2016, we did not elect to perform a qualitative assessment of Goodwill and instead performed quantitative impairment tests. We completed step one of our annual Goodwill impairment test and determined that the fair value of our INVNT reporting unit was approximately $24 million, which was lower than its carrying value. We were then required to perform the second step of the two-step process for the INVNT reporting unit. The second step of the analysis included allocating the calculated fair value of the reporting unit to its assets and liabilities to determine an implied fair value of goodwill. Based on our analysis, the implied fair value of the goodwill was lower than the carrying value for the INVNT reporting unit. Accordingly, we recorded a noncash Goodwill impairment charge of $1 million as of December 31, 2016. The tax impact of this impairment was not significant. If the determined fair value of the INVNT reporting unit had been 10% lower, the Goodwill impairment charge would have been approximately $2 million higher. The significant assumptions utilized in the 2016 discounted cash flow analysis for the INVNT reporting unit was a discount rate of 14.0%, a terminal growth rate of 3.0%, a market revenue multiple selected from a range 0.4x to 1.5x and a control premium of 20.0%.
The results of the quantitative test did not result in any impairments of Goodwill for the Core Time Inc. and SI Play reporting units as the fair values of each of these reporting units exceeded their respective carrying values by more than 30% as of December 31, 2016. The valuation of the assets and liabilities of the Core Time Inc. and SI Play reporting units were based on our long-range plans and assumptions of discount rates and terminal growth rates. Market multiples used to value the Core Time Inc. reporting unit were consistent with multiples of comparable companies.
During the third quarter of 2015, we recorded a noncash Goodwill impairment charge of $952 million ($943 million, net of tax). At December 31, 2015, no Goodwill impairment was identified in connection with our annual Goodwill impairment test.
We continue to experience declines in our print advertising and circulation revenues as a result of the continuing shift in consumer preference from print media to digital media and how consumers engage with digital media. If print media market conditions worsen, if the price of our publicly traded stock declines, or if our performance fails to meet current expectations, it is possible that the carrying value of our reporting units will exceed their fair values, which could result in recognition of additional noncash impairments of Goodwill that could be material.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summary sets forth the changes in the carrying amount of Goodwill during the years ended December 31, 2016 and 2015 (in millions):

Balance, December 31, 2014	$3,117
Acquisitions(a)	118
Dispositions(b)	(222)
Foreign exchange movements	(21)
Impairments(c)	(952)
Purchase price adjustment(d)	(2)
Balance, December 31, 2015(e)	2,038
Acquisitions(a)	81
Dispositions(b)	(18)
Foreign exchange movements	(31)
Impairments(c)	(1)
Purchase price adjustment(d)	—
Balance, December 31, 2016(e)	$2,069
_______________________

(a)	See Note 3, "Acquisitions and Dispositions."

(b)
We disposed of $18 million of allocated Goodwill in connection with the sale of TOH on April 1, 2016 and we disposed of allocated Goodwill of $222 million in connection with the consummation of the sale of the Blue Fin Building in the U.K. in the fourth quarter of 2015.

(c)
Goodwill impairment of $1 million during the year ended December 31, 2016 related to our INVNT reporting unit. Goodwill impairment of $952 million was recorded during the third quarter of 2015 in connection with our interim impairment assessment.

(d)	Purchase price adjustments in 2016 were insignificant. Purchase price adjustments in 2015 related to tax assets in connection with our Cozi Inc. acquisition.

(e)	The carrying amount of Goodwill presented was net of accumulated impairments of $16 billion as of both December 31, 2016 and 2015.
Intangible Assets
In conjunction with our 2016 annual Goodwill impairment test, we recognized an Asset impairment of $3 million, related to a definite-lived intangible asset for our INVNT reporting unit, writing down the value of the definite-lived intangible asset from its carrying value of $5 million to its fair value of $2 million. During the third quarter of 2016, a definite-lived tradename intangible experienced a triggering event and was evaluated for impairment. Brand leadership changes during the year beyond the announced Company reorganizations, as well as market conditions particularly in print advertising, have resulted in a sustained decline in the brand's financial results. As a result of our evaluation, we wrote down the value of a domestic tradename intangible from its carrying value of $250 million to its fair value of $65 million, resulting in a pretax noncash impairment charge of $185 million.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, net as of December 31, 2016 and 2015 consisted of the following (in millions):

	Weighted Average Useful Life (in years)	December 31, 2016
		Gross	Accumulated Amortization	Net
Tradenames	18	$1,084	$(324)	$760
Customer lists and other intangible assets(a)	6	659	(573)	86
		$1,743	$(897)	$846

	Weighted Average Useful Life (in years)	December 31, 2015
		Gross	Accumulated Amortization	Net
Tradenames	20	$1,480	$(465)	$1,015
Customer lists and other intangible assets(a)	6	593	(562)	31
		$2,073	$(1,027)	$1,046
_______________________

(a)
Included in other intangible assets as of December 31, 2016 is capitalized software of $48 million, with accumulated amortization of $15 million.  As of December 31, 2015 other intangible assets included capitalized software of $12 million, with accumulated amortization of $7 million.  These other intangible assets are amortized over a useful life of three to seven years.

Amortization expense related to amortizable Intangible assets, net was $83 million, $80 million and $78 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized. The weighted average useful life of Tradenames is approximately 18 years in 2016 and 20 years in 2015, primarily based on the period that a majority of the future cash flows from these intangible assets will be generated. The weighted average useful life of Customer lists and other intangible assets is approximately six years in both 2016 and 2015 and represents the period over which these intangible assets are expected to contribute directly or indirectly to our future cash flows.
Based on the current Intangible assets, net, the estimated amortization expense for each of the succeeding five years and thereafter as of December 31, 2016 is as follows (in millions):

2017	$76
2018	73
2019	70
2020	69
2021	66
Thereafter	492
Total	$846

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. DEBT
Our debt obligations consisted of the following (in millions):

	December 31, 2016	December 31, 2015
5.75% Senior Notes	$575	$625
Senior Credit Facilities
Term Loan	682	689
Unamortized discount and deferred financing costs	(17)	(21)
Total debt obligations	1,240	1,293
Less: Current portion of long-term debt	7	7
Noncurrent debt obligations	$1,233	$1,286
Future maturities of debt as of December 31, 2016 are as follows (in millions):

2017	$7
2018	7
2019	7
2020	7
2021	654
Thereafter	575
Total future maturities	1,257
Unamortized discount	(17)
Total debt obligations	$1,240
Senior Notes and Senior Credit Facilities
On April 29, 2014, we issued $700 million aggregate principal amount of 5.75% Senior Notes due April 15, 2022 in a private offering. The Senior Notes are fully and unconditionally guaranteed by substantially all of our wholly-owned domestic subsidiaries and, under certain circumstances, may become guaranteed by other existing or future subsidiaries.
On April 24, 2014, we entered into senior secured credit facilities (the "Senior Credit Facilities") providing for a Term Loan in an aggregate principal amount of $700 million with a seven-year maturity and a $500 million revolving credit facility (the "Revolving Credit Facility") with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit. The Revolving Credit Facility will be used for working capital and other general corporate purposes. The Revolving Credit Facility remained undrawn as of December 31, 2016 except for utilization for letters of credit in the face amount of $3 million.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The credit agreement that governs the Senior Credit Facilities permits us to incur incremental senior secured term loan borrowings at certain levels as defined in the agreement, subject to the satisfaction of certain conditions. No lender is under any obligation to make any such incremental senior secured term loans to us.
We are permitted to prepay amounts outstanding under the Senior Credit Facilities at any time. Subject to certain exceptions, the Term Loan requires us to prepay amounts outstanding thereunder with the net cash proceeds from certain transactions as defined in the agreement, if such proceeds are not used for ordinary business purposes. We are required to make quarterly repayments of the Term Loan equal to 0.25% of the aggregate original principal amount.
Borrowings under the Senior Credit Facilities bear interest at a rate equal to an applicable margin plus, at our option, either a base rate calculated in a customary manner or a eurocurrency rate calculated in a customary manner (subject to a eurocurrency "floor" in the case of the Term Loan). With respect to the Term Loan, the applicable margin will be 2.25% for base rate loans and 3.25% for eurocurrency rate loans. With respect to the Revolving Credit Facility, the applicable margin will be either 1.25% or 1.00% for base rate loans and 2.25% or 2.00% for eurocurrency rate loans, with the rate determined based on our consolidated secured net leverage ratio (as defined in the credit agreement that governs the Senior Credit Facilities) for the relevant fiscal quarter. We are required to pay a quarterly commitment fee under the Revolving Credit Facility equal to 0.375% of the actual daily unused portion of the commitments during the applicable quarter, as well as a letter of credit fee equal to the spread over adjusted LIBOR on the aggregate face amount of outstanding letters of credit under our Revolving Credit Facility, payable in arrears at the end of each quarter. In addition, we are required to pay a fronting fee in respect of letters of credit issued under our Revolving Credit Facility at a rate of 0.125% per annum of the undrawn face amount of each issued letter of credit, payable in arrears at the end of each quarter. We incurred commitment fees of approximately $2 million on our Revolving Credit Facility in the years ended December 31, 2016 and 2015. We incurred an insignificant amount of commitment fees in the year ended December 31, 2014. The commitment fees incurred under the unused portion of the Revolving credit facility and the fronting fee incurred with respect to the letters of credit issued were not significant for any of the periods in the Statements of Operations presented.
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
In connection with the issuance of the Senior Notes and Senior Credit Facilities, we originally incurred deferred financing costs of $13 million. The Term Loan was originally issued at a discount of $13 million and the Senior Notes were originally issued at a discount of $10 million. Debt discount is being amortized using the effective interest method over the terms of the Term Loan and the Senior Notes, respectively. For the years ended December 31, 2016, 2015 and 2014, we incurred amortization expense on deferred financing costs and discounts on indebtedness of $6 million, $6 million and $3 million, respectively.
In November 2015, our Board of Directors authorized discretionary principal debt repayments and/or repurchases of up to $200 million in the aggregate on our Term Loan and our 5.75% Senior Notes. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board of Directors. The extent to which we repay and/or repurchase our debt and the timing of such repayments and/or repurchases will depend on a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by the Company from time to time. The authorization may be suspended or discontinued at any time without notice. We have been financing, and expect to finance in the future, any such principal debt repayments and/or repurchases out of working capital and/or cash balances. During the years ended December 31, 2016 and 2015, we repurchased $50 million and $75 million, respectively, of the aggregate principal amount of our 5.75% Senior Notes

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

at a discount with accrued interest for a total of $46 million and $73 million, respectively and recognized a pretax gain from extinguishment of $4 million and $2 million, respectively. As of December 31, 2016, $75 million remains unused under the authorization.
9. INCOME TAXES
The income tax accounts reflected in the Balance Sheets as of December 31, 2014 include income taxes payable and deferred taxes allocated to us at the time of the Spin-Off and our post-Spin-Off activities. Prior to the Spin-Off, our domestic operations were included in the Time Warner domestic consolidated tax returns, and payments to all domestic tax authorities were made by Time Warner on our behalf. We generally filed our own foreign tax returns and made our own foreign tax payments. Time Warner did not maintain a tax sharing agreement with us and generally did not charge us for any tax payments it made. In addition, it did not reimburse us for the utilization of our tax attributes. For periods prior to the Spin-Off, income taxes were computed and reported in the Financial Statements under the separate return method. The separate return method applies the accounting guidance for income taxes to the Financial Statements as if we were a separate taxpayer and an independent enterprise. The calculation of our income taxes involves considerable judgment and requires the use of both estimates and allocations.
Domestic and foreign income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(104)	$(855)	$122
Foreign	23	(47)	1
Total	$(81)	$(902)	$123
The significant components of our Income tax provision (benefit) were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Federal
Current	$—	$(38)	$44
Deferred	(30)	17	(21)
Foreign
Current(a)	2	2	2
Deferred	(1)	(2)	(1)
State and Local
Current	3	(3)	13
Deferred	(7)	3	(1)
Total(b)	$(33)	$(21)	$36
__________________________

(a)	Foreign withholding taxes were insignificant for the years ended December 31, 2016 and 2015 and $1 million for the year ended December 31, 2014.

(b)	Excludes excess tax benefits from equity awards allocated directly to contributed capital which were insignificant in 2016, 2015 and 2014.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The differences between our actual effective tax rate and the statutory U.S. Federal income tax rate of 35% were as set forth below (in millions):

	Year Ended December 31,
	2016	2015	2014
Taxes on income at U.S. federal statutory rate	$(28)	$(316)	$43
State and local taxes, net of federal tax effects	(3)	(1)	9
Sale of subsidiaries	—	(14)	(20)
Goodwill impairment	—	306	—
Domestic production activities deduction	—	—	(2)
Effect of foreign operations	(7)	5	8
Tax reserves and interest	2	(2)	(7)
Non-deductible meals and entertainment	2	2	2
Equity-based compensation	3	—	—
Other	(2)	(1)	3
Total	$(33)	$(21)	$36
In the fourth quarter of 2015, the United Kingdom enacted changes to its corporation tax rate, reducing it to 19% from April 1, 2017 and 18% from April 1, 2018. While this does not have an impact on our current tax rate, the application of these new rates to existing deferred tax balances resulted in a tax benefit of $2 million recorded in the fourth quarter of 2015. In the third quarter of 2016, the United Kingdom enacted changes to its corporation tax rate, further reducing it to 17% from April 1, 2020. This did not have a material impact to our existing deferred tax balances.
Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2016	2015
Deferred tax assets
Tax attribute carryforwards	$31	$42
Accruals and reserves	37	29
Employee compensation	38	22
Deferred rent	56	83
Other	17	19
Valuation allowances	(19)	(15)
Total deferred tax assets	$160	$180

Deferred tax liabilities
Intangibles and goodwill	$286	$371
Depreciation	65	50
Total deferred tax liabilities	351	421
Net deferred tax liability	$191	$241

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We have recorded valuation allowances for certain tax attribute carryforwards and other deferred tax assets due to uncertainty that exists regarding future realizability. The tax attribute carryforwards at December 31, 2016 consist of $1 million of tax credits and $238 million of net operating losses that expire in varying amounts from 2017 to 2035. The tax attribute carryforwards at December 31, 2015 consist of nil of tax credits and $252 million of net operating losses that expire in varying amounts from 2016 through 2035. If, in the future, we believe that it is more likely than not that these deferred tax benefits will be realized, the reversal of the valuation allowances will be recognized in the Statements of Operations.
U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of foreign subsidiaries aggregating approximately $395 million and $407 million at December 31, 2016 and 2015, respectively. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. Determination of the amount of unrecognized deferred U.S. federal income tax liability with respect to such earnings is not practicable.
Accounting for Uncertainty in Income Taxes
We recognize income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions.
Changes in our uncertain income tax positions, excluding the related accrual for interest and penalties, from January 1 through December 31 are set forth below (in millions):

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of the period	$35	$37	$43
Additions for prior year tax positions	3	—	2
Additions for current year tax positions	1	1	2
Reductions for prior year tax positions	(7)	(3)	(10)
Balance, end of the period	$32	$35	$37
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
During the year ended December 31, 2016, we recorded an increase to interest reserves through the Statements of Operations of approximately $2 million. During the year ended December 31, 2015, we recorded a decrease to interest reserves through the Statements of Operations of approximately $2 million. During the year ended December 31, 2014, we recorded an increase to interest reserves through the Statements of Operations of approximately $2 million. The amount accrued for interest and penalties as of December 31, 2016, 2015 and 2014 was $9 million, $7 million and $9 million, respectively. Our policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.
Net reserves for uncertain tax positions, including applicable accrued interest, are included within Other noncurrent liabilities on the accompanying Balance Sheets.
In our judgment, uncertainties related to certain tax matters are reasonably possible of being resolved during the next 12 months. The effect of the resolutions of these matters, a portion of which could vary based on the final terms and timing of actual settlements with taxing authorities, is estimated to be a reduction of recorded unrecognized tax benefits ranging from nil to $12 million, which would lower our effective tax rate.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For periods prior to the Spin-Off, Time Warner has filed income tax returns in the United States and various state and local and foreign jurisdictions on our behalf. The Internal Revenue Service (“IRS”) is currently conducting an examination of Time Warner’s U.S. income tax returns for the 2008 through 2010 period.
As of December 31, 2016, our tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. Federal	2008 through the current period
United Kingdom	2015 through the current period
New York State	2012 through the current period
New York City	2012 through the current period
California	2014 Post-Spin through the current period
On October 13, 2016, the Treasury Department and Internal Revenue Service issued final and temporary regulations addressing whether certain instruments between related parties are treated as debt or equity, as well as required documentation. The Company completed its evaluation of the impact of these new regulations and have concluded that they will not have a material impact on our operations or tax positions.
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
The Tax Matters Agreement imposed certain restrictions on us and our subsidiaries (including restrictions on share issuances, business combinations, sale of assets and similar transactions) that were designed to preserve the tax-free nature of the Distribution. These restrictions applied for the two-year period after the Distribution.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. STOCKHOLDERS' EQUITY
Authorized Capital Stock
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
Dividends: Holders of shares of our common stock will be entitled to receive dividends when, as and if declared by our Board of Directors at its discretion out of funds legally available for that purpose, subject to the preferential rights of any preferred stock that may be outstanding. The timing, declaration, amount and payment of future dividends are dependent on our financial condition, earnings, the capital requirements of our business, covenants associated with debt obligations and debt service obligations, as well as legal requirements, regulatory constraints, industry practice and other factors deemed relevant by our Board of Directors. Our Board of Directors will make all decisions regarding our payment of dividends from time to time in accordance with applicable law. On February 16, 2017, our Board of Directors declared a dividend of $0.19 per common share to stockholders of record as of the close of business on February 28, 2017, payable on March 15, 2017. For the year ended December 31, 2016, we made dividend payments of $77 million.
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
Stock Repurchases
In November 2015, our Board of Directors authorized share repurchases of our common stock of up to $300 million. The authorization expires on December 31, 2017, subject to the extension or earlier termination by our Board of Directors. Under the share repurchase authorization, we may repurchase shares in the open-market and/or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 and/or Rule 10b5-1 of the Exchange Act. The extent to which we repurchase shares, and the timing of such repurchases, will

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

depend upon a variety of factors, including market and industry conditions, regulatory requirements and other corporate considerations, as determined by the Company from time to time. The authorization may be suspended or discontinued at any time without notice. We have been financing, and expect to finance in the future, the purchases out of working capital and/or cash balances. During the year ended December 31, 2016, we repurchased 7.72 million shares of our common stock for a weighted average price of $14.76 per common share. As of December 31, 2016, $123 million remains authorized for share repurchases.
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
For a discussion of Time Warner's investment prior to the Spin-Off see Note 16, "Related Party Transactions and Relationship with Time Warner."
Comprehensive Income (Loss)
Comprehensive income (loss) is reported in the Statements of Comprehensive Income (Loss) and consists of Net income (loss) and other gains and losses affecting Stockholders' equity that, under GAAP, are excluded from Net income (loss). Such items consist primarily of foreign currency translation gains (losses) and changes in certain pension benefit plan obligations.
The following summary sets forth the activity within Other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Year Ended December 31, 2016
	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$(75)	$—	$(75)
Unrealized gains (losses) on benefit obligations	(94)	15	(79)
Reclassification adjustment for (gains) losses on pension benefit obligations realized in Net income (loss)(b)	4	(1)	3
Other comprehensive income (loss)	$(165)	$14	$(151)

	Year Ended December 31, 2015
	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$(36)	$—	$(36)
Reclassification adjustment for (gains) losses on foreign currency realized in Net income (loss)(a)	1	—	1
Unrealized gains (losses) on benefit obligations	(33)	5	(28)
Reclassification adjustment for (gains) losses on pension benefit obligations realized in Net income (loss)(b)	9	(3)	6
Other comprehensive income (loss)	$(59)	$2	$(57)

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$(41)	$—	$(41)
Reclassification adjustment for (gains) losses on foreign currency realized in Net income (loss)(a)	(1)	—	(1)
Unrealized gains (losses) on benefit obligations	(22)	6	(16)
Reclassification adjustment for (gains) losses on pension benefit obligations realized in Net income (loss)(b)	7	(2)	5
Other comprehensive income (loss)	$(57)	$4	$(53)
__________________________

(a)	Foreign currency reclassification adjustments were the result of the sale of our U.K.-based joint venture in 2015 and our Mexico-based GEX operations in 2014.

(b)	Included within Selling, general and administrative expenses on the accompanying Statements of Operations.
The following summary sets forth the components of Accumulated other comprehensive loss, net of tax (in millions):

	December 31,
	2016	2015
Foreign currency translation gains (losses)	$(135)	$(60)
Net benefit obligation	(242)	(166)
Accumulated other comprehensive loss, net	$(377)	$(226)
11. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is calculated by dividing Net income (loss) attributable to Time Inc. common stockholders by the Weighted average basic common shares outstanding. Diluted net income (loss) per common share is similarly calculated, except that the calculation includes the dilutive effect of the assumed issuance of common shares issuable under equity-based compensation plans in accordance with the treasury stock method, except where the inclusion of such common shares would have an anti-dilutive impact.
The determination and reporting of net income (loss) per common share requires the inclusion of certain of our time-based RSUs where such securities have the right to share in dividends, if declared, equally with common stockholders. Performance share units (“PSUs”) are included in the calculation of diluted net income (loss) per common share prior to the vesting date based on the number of potential shares that would be issuable under the terms of the agreement if the end of the reporting period were the end of the vesting period, assuming the result would be dilutive. During periods in which we generate net income, such participating securities have the effect of diluting both basic and diluted net income (loss) per share. During periods of net loss, no effect is given to participating securities, since they do not share in the losses of the Company. For the year ended December 31, 2016, such participating securities had no impact on our basic and diluted net income (loss) per common share calculation as we were in a net loss position.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2016, 2015 and 2014, basic and diluted net income (loss) per common share were as follows (in millions, except per share amounts):

	Years Ended December 31,
	2016			2015			2014
	Net income (loss)	Shares	Per Share Amount	Net income (loss)	Shares	Per Share Amount	Net income (loss)	Shares	Per Share Amount
Basic net income (loss) per common share
Net income (loss)	$(48.19)			$(881.00)			$87.38
Less net income associated with participating securities	—			—			(0.30)
Basic net income (loss) per common share	$(48.19)	99.20	$(0.49)	$(881.00)	105.94	$(8.32)	$87.08	109.10	$0.80

Diluted net income (loss) per common share
Net income (loss)	$(48.19)			$(881.00)			$87.38
Less net income associated with participating securities	—			—			(0.30)
Effect of dilutive securities	—	—		—	—		—	0.42
Diluted net income (loss) per common share	$(48.19)	99.20	$(0.49)	$(881.00)	105.94	$(8.32)	$87.08	109.52	$0.80
The computation of Diluted net income (loss) per common share for the years ended December 31, 2016, 2015 and 2014 excludes certain equity awards because they are anti-dilutive. Such equity awards are as set forth below (in millions):

	Year Ended December 31,
	2016	2015	2014
Anti-dilutive equity awards	8	6	1
12. EQUITY-BASED COMPENSATION
Stock Options and Restricted Stock Units
The Company adopted the 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”) in June 2016, which replaces and supersedes the 2014 Omnibus Incentive Compensation Plan (the "2014 Omnibus Plan"). Awards granted under the 2014 Omnibus Plan remain in effect pursuant to their terms. Generally, stock options are granted with exercise prices equal to the fair market value on the date of grant, vest in four equal annual installments, and expire ten years from the date of grant. RSUs granted generally vest in four equal annual installments. Upon the exercise of a stock option award, or vesting of an RSU, shares of Time Inc. common stock may be issued from authorized but unissued shares or treasury stock, if applicable. As of December 31, 2016, we did not have any treasury stock. There were no Time Inc. stock options exercised during the years ended December 31, 2016, 2015 and 2014. Approximately

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1 million RSUs vested into common shares during the years ended December 31, 2016 and 2015. An insignificant amount of RSUs vested into common shares during the year ended December 31, 2014.
The following table sets forth the number of Time Inc. stock options and RSUs granted for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Year Ended December 31,
	2016	2015	2014
Stock options	4	1	1
RSUs	2	1	4
The table below summarizes the weighted-average assumptions used to value Time Inc. stock options at their grant date and the weighted-average grant date fair value per option:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	27.89%	27.64%	28.27%
Expected term to exercise from grant date (in years)	5.16	5.24	5.28
Risk-free rate	1.33%	1.67%	1.88%
Expected dividend yield	5.16%	3.21%	3.00%
Weighted average grant date fair value per option	$2.06	$4.49	$4.68
The following tables summarize stock option activity for 2016 and 2015:

	Year Ended December 31, 2016
	Number of options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	2,794	$23.37
Granted	4,447	14.41
Exercised	—	—
Forfeited or expired	(968)	20.23
Outstanding as of December 31, 2016	6,273	$17.50	8.80	$13,974
Exercisable as of December 31, 2016	978	$23.00	7.36	$—
Expected to vest as of December 31, 2016	4,366	$16.54	9.04	$11,435

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2015
	Number of options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	1,854	$22.97
Granted	1,105	24.05
Exercised	—	—
Forfeited or expired	(165)	23.37
Outstanding as of December 31, 2015	2,794	$23.37	8.61	$—
Exercisable as of December 31, 2015	540	$22.80	8.15	$—
Expected to vest as of December 31, 2015	2,028	$23.56	8.73	$—
The following table sets forth the weighted average grant date fair value of Time Inc. RSUs:

	Year Ended December 31,
	2016	2015	2014
RSUs	$16.46	$22.25	$22.04
The following tables summarize RSU activity for 2016 and 2015:

	Year Ended December 31, 2016
	Number of Shares/Units (in thousands)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2015	3,057	$22.25
Granted	2,432	12.90
Vested	(1,355)	22.50
Forfeited	(998)	17.28
Unvested as of December 31, 2016(a)	3,136	$16.46	$55,977
Expected to vest as of December 31, 2016	2,567	$16.47	$45,820

	Year Ended December 31, 2015
	Number of Shares/Units (in thousands)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2014	3,383	$22.04
Granted	1,360	22.91
Vested	(1,274)	22.52
Forfeited	(412)	21.89
Unvested as of December 31, 2015(a)	3,057	$22.25	$47,903
Expected to vest as of December 31, 2015	2,719	$22.27	$42,601

(a)	The weighted average contractual life of unvested RSUs at both December 31, 2016 and 2015 was one year.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the total intrinsic value of Time Inc. RSUs that vested during the years ended December 31, 2016, 2015 and 2014 (in millions):

	Year ended December 31,
	2016	2015	2014
RSUs	$20	$31	$4
Compensation expense recognized for equity-based awards for the years ended December 31, 2016, 2015 and 2014 is as follows (in millions):

	Year ended December 31,
	2016	2015	2014
RSUs	$19	$30	$30
Stock options	5	4	3
Total impact on Operating income (loss)	$24	$34	$33
Income tax benefit recognized	$9	$7	$10
Total unrecognized compensation cost related to unvested Time Inc. RSUs as of December 31, 2016, without taking into account expected forfeitures, was $32 million and is expected to be recognized over a weighted-average period between one and three years.
Total unrecognized compensation cost related to unvested Time Inc. stock options as of December 31, 2016, without taking into account expected forfeitures, was $6 million and is expected to be recognized over a weighted-average period between two and three years.
Outperformance Plan
On February 8, 2016, the Company adopted a long-term incentive outperformance program (the “Outperformance Plan”) pursuant to which Performance Stock Units ("PSUs") were awarded under the 2014 Omnibus Incentive Compensation Plan.
The Outperformance Plan is designed to incentivize and reward executive officers and a small number of key senior executives for effecting the successful transformation of our business, as measured by the growth in our stock price over the performance period. Stock price performance under the Outperformance Plan is measured as the average closing price of our common stock between February 15, 2018 and March 15, 2018. Threshold performance level was established at $17 per share, representing a stock price increase of approximately 18% from the February 8, 2016 grant date stock price of $14.38, and target performance level was established at $20 per share. There is no payout at $17, but achievement and payouts are interpolated between 0% and 100% for performance between $17 and $20. The maximum performance level was established at $26 per share. Threshold for performance for the December 12, 2016 grant (which was issued under the 2016 Omnibus Incentive Compensation Plan) was increased to $18.50 but the payouts, target and maximum shares earned remain the same.
Each PSU represents the unfunded, unsecured right to receive one share of our common stock on the vesting date but carries no voting or dividend rights. The number of PSUs eligible to vest is determined by evaluation of the average closing share price of each trading day between February 15 and March 15, 2018. Vesting occurs on the date the Compensation Committee of the Company certifies the stock price performance. PSUs generally are eligible to vest (based on the stock price certified at the end of the performance period) on a pro rata basis if an employee terminates before the end of the performance period due to death or disability. Non-vested PSUs are generally forfeited upon termination for any other reason. The expense related to these PSUs is recognized on a straight-line basis over the performance period based on the grant date fair value. The fair value and compensation expense of each PSU is determined on date of grant by using the Monte Carlo valuation model.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2016, Time Inc. granted 1 million PSUs, the compensation expense was $2 million and the income tax benefit related to these awards was $1 million. Total unrecognized compensation cost related to the unvested Time Inc. PSUs as of December 31, 2016, without taking into account expected forfeitures, was $4 million.
The following table summarizes PSU activity for 2016:

	Year Ended December 31, 2016
	Number of Shares/Units (in thousands)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested as of December 31, 2015	—	$—
Granted	921	8.70
Vested	—	—
Forfeited	(182)	8.12
Unvested as of December 31, 2016(a)	739	$8.84	$13,185
Expected to vest as of December 31, 2016	606	$8.88	$10,823
(a) The weighted average contractual life of unvested PSUs at December 31, 2016 was one year.

13. BENEFIT PLANS
Defined Benefit Pension Plans
We participate in various funded and unfunded noncontributory defined benefit plans, including international plans in the United Kingdom, Germany and Benelux. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation during their employment period.
On October 19, 2015, we entered into a deed of guarantee (the “New Pension Support Agreement”) with IPC Media Pension Trustee Limited, the trustee of the IPC Media Pension Scheme, a defined benefit pension plan for certain of our current and former U.K. employees that is closed to new participants (the “IPC Plan”) effective upon the closing of the sale of the Blue Fin Building (or of IPC Magazines Group Limited, the subsidiary that owned the building) (the “Sale Closing”). The New Pension Support Agreement replaced Time Inc. UK’s and IPC Magazines Group Limited’s then-existing agreement with the trustee of the IPC Media Pension Scheme (the “2014 Pension Support Agreement”), which was entered into in connection with the Spin-Off and, among other things, included certain restrictions on the use of the proceeds of any sale of the Blue Fin Building and required ongoing funding of the IPC Plan at the rate of £11 million per year. Pursuant to the New Pension Support Agreement, we were no longer subject to any restrictions on such use of proceeds but agreed to make the following cash contributions to the IPC Plan: (1) £50 million ($75 million on payment date in November 2015) to be contributed within 30 days of a Sale Closing; (2) £11 million to be contributed annually until the sixth anniversary of the Sale Closing; (3) contributions on the sixth, seventh and eighth anniversaries of the Sale Closing calculated so as to eliminate the “self-sufficiency deficit,” if any, of the IPC Plan as of the eighth anniversary of the Sale Closing, determined assuming that the discount rate on the IPC Plan’s liabilities would be equivalent to 0.5% in excess of the then-prevailing rate on bonds issued by the U.K. Government (“gilts”); and (4) contributions between the eighth and fifteenth anniversaries of the Sale Closing calculated so as to eliminate the “risk-free self-sufficiency deficit,” if any, of the IPC Plan as of the fifteenth anniversary of the Sale Closing, determined assuming that the discount rate on the plan’s liabilities would be equivalent to the then-prevailing gilts rate. The “self-sufficiency deficit” is an estimate based on agreed-upon actuarial assumptions of the amount of a hypothetical one-time contribution that would provide high levels of assurance that the IPC Plan could fund all future benefit obligations as they come due with no further contributions using a discount rate that is 50 basis points higher than the expected return on gilts.  The "risk-free self-sufficiency basis" uses a discount rate that is the same as the expected return on gilts. The “self-sufficiency deficit” and the "risk-free self-sufficiency basis" are subject to significant variation over time based on changes in actuarial assumptions such as interest rates, investment returns and other factors.
The New Pension Support Agreement provides that Time Inc. will guarantee all of Time Inc. UK’s obligations under the IPC Plan and the New Pension Support Agreement, including the above-described payment obligations, as well as the obligation to fund the IPC Plan’s “buyout deficit” (i.e., the amount that would be needed to purchase annuities to discharge the benefits under the plan) under certain circumstances. Specifically, Time Inc. would be required to deposit the buyout deficit into escrow or provide a surety bond or other suitable credit support if we were to experience a drop in our credit ratings to certain stipulated levels or if our debt in excess of $50 million were not to be paid when due or were to come due prior to its stated maturity as a result of a default (a “Major Debt Acceleration”), which could have a material adverse effect on our business, financial condition and results of operations. We would be permitted to recoup the escrowed funds under certain circumstances after a recovery in our credit ratings. However, if the Company or Time Inc. UK were to become insolvent, or if a Major Debt Acceleration were to occur (without being promptly cured and accompanied by a recovery in the Company's credit ratings), any escrowed funds would be immediately contributed into the IPC Plan and we would be obligated to immediately contribute into the IPC Plan any shortfall in the buyout deficit amount.
In May 2014 and effective upon the Spin-Off, our Board of Directors adopted the Time Inc. Excess Benefit Pension Plan for the accrued benefits of any employee who was actively employed by us on or after January 1, 2014 or who was receiving salary continuation or separation pay benefits from us on or after December 31, 2013. The Time Inc. Excess Benefit Pension Plan was terminated and $22 million was paid in 2015 in respect of the settlement of our obligations under the plan. Accordingly, benefit obligations decreased with a corresponding decrease in unrecognized actuarial loss included within Accumulated other comprehensive loss, net in the Balance Sheets for the year ended December 31, 2015. A pretax loss of $6 million related to the settlement of these obligations was recognized within the Statements of Operations during the year ended December 31, 2015.
A summary of activity for substantially all of Time Inc.'s domestic and international defined benefit pension plans utilizing a measurement date of December 31, 2016 and 2015 is as follows (in millions):
Benefit Obligation

	December 31,
	2016		2015
Change in benefit obligation:	Domestic	International	Domestic	International
Projected benefit obligation, beginning of year	N/A	$693	$22	$719
Interest cost	N/A	21	—	26
Actuarial (gain) loss	N/A	214	—	7
Benefits paid	N/A	(22)	—	(19)
Settlements	N/A	—	(22)	—
Foreign currency exchange rates	N/A	(133)	—	(40)
Projected benefit obligation, end of year	N/A	$773	$—	$693
Accumulated benefit obligation, end of year	N/A	$761	$—	$693

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

	December 31,
	2016		2015
Change in plan assets:	Domestic	International	Domestic	International
Fair value of plan assets, beginning of year	N/A	$757	$—	$717
Actual return on plan assets	N/A	115	—	7
Employer contributions	N/A	15	22	94
Benefits paid	N/A	(22)	—	(19)
Settlements	N/A	—	(22)	—
Foreign currency exchange rates	N/A	(136)	—	(42)
Fair value of plan assets, end of year	N/A	$729	$—	$757
__________________________

N/A	- Not applicable as the Time Inc. Excess Benefit Pension Plan was terminated in 2015.
Decreases in high quality corporate bond yields during 2016 caused decreases in the discount rates used to measure the projected benefit obligations of our pension plans. This decrease in the discount rates used was the main driver of the actuarial losses arising in 2016, which moved our plans from a net overfunded position at the start of the year to a net underfunded position at December 31, 2016.
Funded Status

	December 31,
	2016		2015
	Domestic	International	Domestic	International
Funded status	N/A	$(44)	N/A	$64
__________________________

N/A	- Not applicable as the Time Inc. Excess Benefit Pension Plan was terminated in 2015.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Benefit Obligation

	International Pension Benefits
	Funded Plans		Unfunded Plans		Total Plans
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015
Accumulated benefit obligation	$750	$683	$11	$10	$761	$693

Projected benefit obligation	$762	$683	$11	$10	$773	$693
Fair value of plan assets	729	757	—	—	729	757
Funded Status	$(33)	$74	$(11)	$(10)	$(44)	$64
As of December 31, 2016 and 2015, amounts included in Accumulated other comprehensive loss, net relating to benefit obligations were $311 million and $221 million, respectively, (and $242 million and $166 million net of tax, respectively) primarily consisting of net actuarial losses.
Certain defined benefit pension plans have projected benefit obligations and accumulated benefit obligations in excess of their plan assets. As of December 31, 2016 and 2015, the projected benefit obligations for unfunded plans were $11 million and $10 million, respectively, and the accumulated benefit obligations for unfunded plans were $11 million and $10 million, respectively.
Components of Net Periodic Benefit Cost (Income)
Components of net periodic benefit cost (income) for the years ended December 31, 2016, 2015 and 2014 were as follows (in millions):

	Domestic			International			Total
	December 31,			December 31,			December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Interest cost	N/A	$—	$1	$21	$26	$30	$21	$26	$31
Expected return on plan assets	N/A	—	—	(44)	(45)	(45)	(44)	(45)	(45)
Amortization of net loss	N/A	—	—	4	3	3	4	3	3
Settlement	N/A	6	1	—	—	—	—	6	1
Net periodic benefit cost (income)	N/A	$6	$2	$(19)	$(16)	$(12)	$(19)	$(10)	$(10)

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Benefit Cost
The items reflected in Accumulated other comprehensive loss, net in the Balance Sheets and not yet recognized as a component of net periodic benefit cost are (in millions):

	Year Ended December 31,
	2016		2015
	Domestic	International	Domestic	International
Unrecognized actuarial loss	N/A	$311	$—	$222
Unrecognized prior service cost	N/A	—	—	(1)
Total(a)	N/A	$311	$—	$221
__________________________

N/A	- Not applicable.

(a)	The amount expected to be recognized in net periodic benefit cost (credit) in 2017 is approximately a $20 million benefit.
Other Comprehensive Income (Loss)
The pretax amounts recognized in Other comprehensive income (loss) during the years ended December 31, 2016, 2015 and 2014 are (in millions):

	Year Ended December 31,
	2016		2015		2014
	Domestic	International	Domestic	International	Domestic	International
Current year actuarial (gain) loss	N/A	$144	$—	$45	$6	$26
Amortization of actuarial loss	N/A	(4)	—	(3)	—	(3)
Settlement loss	N/A	—	(6)	—	(1)	—
Effects of changes in foreign currency exchange rates	N/A	(50)	—	(12)	—	(10)
Total recognized in other comprehensive income (loss)	N/A	$90	$(6)	$30	$5	$13
__________________________

N/A	- Not applicable.
Assumptions
Weighted-average assumptions used to determine benefit obligations for the years ended December 31, 2016 and 2015, and net periodic benefit costs for the years ended December 31, 2016, 2015 and 2014 were as follows:

	International
	Benefit Obligations		Net Periodic Benefit Costs
	2016	2015	2016	2015	2014
Discount rate	2.61%	3.80%	3.80%	3.66%	4.46%
Rate of compensation increase	3.36%	3.07%	3.07%	2.97%	3.82%
Expected long-term return on plan assets(a)	N/A	N/A	6.53%	6.42%	6.84%
__________________________

N/A	- Not applicable.

(a)	Expected long-term return on plan assets is not applicable as to unfunded pension plans.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets and a discount rate. In developing the expected long-term rate of return on plan assets, we considered long-term historical rates of return, our plan asset allocations as well as the opinions and outlooks of investment professionals and consulting firms. Projected returns by such consultants and economists are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan during the year. The expected long-term rate of return determined on this basis was 6.53% at the beginning of 2016. Our plan assets had a rate of return of approximately 16.74% in 2016 and an average annual return of approximately 9.79% over the three-year period 2014 through 2016. We regularly review our actual asset allocation and periodically rebalance our investments to meet our investment strategy.
The value ("market-related value") of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.
Based on the composition of our assets at the end of the year, we estimated our 2017 expected long-term rate of return to be 6.21%, a decrease from 6.53% in 2016. If the expected long-term rate of return on our plan assets were decreased by 25 basis points to 6.28% in 2016, pension expense would have increased by approximately $2 million in 2016 for our pension plans. Our funding requirements would not have been materially affected.
Historically, we estimated service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The discount rates on our international plans were determined by matching the plan’s liability cash flows to rates derived from high-quality corporate bonds available at the measurement date. To determine our discount rate used to measure our benefit obligations, we projected cash flows based on annual accrued benefits. For active participants, the benefits under the respective pension plans were projected to the date of expected termination. The projected plan cash flows were discounted to the measurement date, which was the last day of our fiscal year, using the annual spot rates derived from high-quality corporate bonds available at the measurement date. A single discount rate was then computed so that the present value of the benefit cash flow equaled the present value computed using the rate curves. This single discount rate was then used to compute the service and interest cost components of net periodic pension benefit cost. The discount rate used in the calculation of net periodic pension cost was 1.40% and 4.05% in 2015 and 2014, respectively.
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
The weighted average discount rate was 2.61% for our international plans as of December 31, 2016. If the expected discount rate decreased by 25 basis points for our international plans, pension expense would have increased by less than $1 million as of December 31, 2016 and our pension obligation would have increased by approximately $43 million.
We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The percentage of asset allocations of our funded pension plans at December 31, 2016 and 2015, by asset category, were as follows:

	December 31,
Asset Allocations of Funded Pension Plans	2016	2015
Equity securities	57%	55%
Debt securities	29%	30%
Other	14%	15%
Total	100%	100%
Fair Value of Plan Assets
The following table sets forth by level, within the fair value hierarchy described in Note 5, "Fair Value Measurements," the assets held by our defined benefit pension plans, as of December 31, 2016 and 2015 (in millions):

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Pooled Investments:
Equity securities	$—	$413	$—	$413	$—	$414	$—	$414
Fixed income securities	—	215	—	215	—	229	—	229
Other	—	86	—	86	—	101	—	101
Guaranteed Investment Contract	—	15	—	15	—	13	—	13
Total	$—	$729	$—	$729	$—	$757	$—	$757
We primarily utilize the market approach for determining recurring fair value measurements. Our pension plan investments are primarily held in pooled investment funds where fair value has been determined using net asset values at period end. The remainder of our pension assets are held through a guaranteed investment contract where fair value has been determined based on the higher of the surrender value of the contract or the present value of the underlying bonds based on a discounted cash flow model. For investments held at the end of the reporting period that are measured at fair value on a recurring basis, there were no transfers between levels from 2015 to 2016. Our funded pension plans have no investments classified within Level 3 of the valuation hierarchy.
Target asset allocations for our defined benefit pension plans as of both December 31, 2016 and 2015 were approximately 64% equity investments, 34% fixed income investments and 2% other investments.
At both December 31, 2016 and December 31, 2015, the defined benefit pension plans’ assets did not include any securities issued by Time Inc.
Expected Cash Flows
After considering the funded status of our defined benefit pension plans, movements in the discount rate, investment performance and related tax consequences, we may choose to make contributions to our pension plans in any given year. We made cash contributions of $15 million and $94 million to our funded defined benefit pension plans during the years ended December 31, 2016 and 2015, respectively. For our unfunded plans, contributions will continue to be made to the extent benefits are paid. We currently anticipate we will make contributions to certain international defined benefit pension plans of $14 million in 2017, pursuant principally to U.K. regulatory funding requirements.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Information about the expected benefit payments for our defined benefit plans is as follows (in millions):

	2017	2018	2019	2020	2021	2022-2026
Expected benefit payments	$13	$14	$15	$17	$19	$111
Defined Contribution Plans
We have certain domestic and international defined contribution plans for which the expense amounted to $29 million, $29 million and $32 million in 2016, 2015 and 2014, respectively. Our contributions to the savings plans are primarily based on a percentage of the employees’ elected contributions and are subject to plan provisions.
Compensation Plans
We have unfunded, non-qualified deferred compensation plans providing for the deferral compensation of certain highly compensated employees. The Time Inc. Supplemental Saving Plan permits eligible employees who participate in the Time Inc. Savings Plan, our 401(k) plan, to defer compensation in excess of the qualified plan deferral limits. Deferrals in excess of the IRS tax qualified plan limit, but less than $500,000, receive a company matching deferral of up to 5% of eligible compensation that vests with two years of company service. The Time Inc. Deferred Compensation Plan is a frozen plan under which participants were permitted to defer certain bonuses. No actual monies are set aside in respect of the deferred compensation plans and participants have no rights to company assets in respect of plan liabilities in excess of a general unsecured creditor. Deferrals are recorded and credited with the returns on deemed investments on hypothetical investments in the Time Inc. Savings Plan funds designated by each participant. Accordingly the liabilities associated with the plan fluctuate with hypothetical yields of the underlying investments. Liabilities for the uncollateralized plan balances that remain a contractual obligation of the Company, were approximately $34 million and $33 million at December 31, 2016 and 2015, respectively, of which approximately $6 million and $4 million, respectively, were reflected within Accounts payable and accrued liabilities and approximately $28 million and $29 million, respectively, were reflected within Other noncurrent liabilities on the accompanying Balance Sheets.
14. RESTRUCTURING AND SEVERANCE COSTS
Our Restructuring and severance costs primarily relate to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance costs for the years ended December 31, 2016, 2015 and 2014 were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Restructuring and severance costs	$77	$191	$192

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Selected information relating to Restructuring and severance costs is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2013	$28	$30	$58
Net accruals	150	42	192
Noncash adjustments(a)	(6)	5	(1)
Cash paid	(77)	(70)	(147)
Remaining liability as of December 31, 2014	$95	$7	$102
Net accruals	49	142	191
Noncash adjustments(a)	(2)	8	6
Cash paid	(76)	(15)	(91)
Remaining liability as of December 31, 2015	$66	$142	$208
Net accruals	76	1	77
Noncash adjustments(a)	(7)	1	(6)
Cash paid	(65)	(116)	(181)
Remaining liability as of December 31, 2016	$70	$28	$98
__________________________

(a)	Noncash adjustments to employee terminations relate to the effect of foreign exchange rate changes and the settlement of certain employee-related equity instruments.
In March 2016, we negotiated a settlement and made the related payment to our landlord to settle our obligations for certain floors of another leased property for $9 million and reversed $3 million of restructuring expense. In connection with our exit from the Time and Life Building in November 2015, we entered into an agreement with the landlord which gave us an option to surrender certain floors for $86 million. We exercised this option and made the related payment in January 2016. Additionally, as a result of these agreements, our minimum rental obligations were reduced by $77 million. These rental obligations were payable through 2017.
In July 2016, we announced an extensive realignment program that is intended to unify and centralize the editorial, advertising sales and brand development organizations. For the year ended December 31, 2016, the $77 million net Restructuring and severance costs primarily related to the July realignment.
As of December 31, 2016, of the remaining $98 million liability, $89 million was classified as a current liability in the Balance Sheets, with the remaining $9 million classified as a noncurrent liability. Amounts classified as noncurrent liabilities are expected to be paid through 2018 and relate to severance costs. During the year ended December 31, 2016, we reversed $14 million of restructuring charges primarily due to changes in estimates related to and settlement of certain lease obligations and, to a lesser extent, due to modifications to certain employee termination agreements. During the year ended December 31, 2015, we reversed $10 million of restructuring charges due to both modifications to certain employee termination agreements and settlement of certain lease obligations. During the year ended December 31, 2014, we reversed $8 million related to a change in estimate of severance costs and an adjustment to exit costs.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS AND CONTINGENCIES
Commitments
We have commitments under certain firm contractual arrangements ("firm commitments") to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Our commitments not recorded on the Balance Sheets primarily consist of operating lease arrangements, talent commitments and purchase obligations for goods and services. Our other commitments primarily consist of debt and pension obligations. Our commitments expected to be paid over the next five years and thereafter are as follows (in millions):

	Payment Due In
	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases(a)(b)	$32	$61	$59	$56	$59	$545	$812
Administrative and other(c)	72	25	11	10	8	4	130
Debt obligations(d)	71	71	70	68	696	592	1,568
Benefit plans(e)	13	14	15	17	19	111	189
Total commitments(f)	$188	$171	$155	$151	$782	$1,252	$2,699
__________________________

(a)
We have long-term, noncancelable operating lease commitments for office space, studio facilities and equipment. Future minimum operating lease payments have been reduced by future minimum sublease income of $44 million in 2017, $9 million in 2018, $9 million in 2019, $8 million in 2020, $3 million in 2021 and $34 million thereafter. Rent expense was $71 million, $103 million and $91 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(b)
In March 2016, we negotiated a settlement and made the related payment to our landlord to settle our obligations for certain floors of our property at 135 West 50th Street for $9 million and reversed $3 million of restructuring expense. These rental obligations were payable through 2017.

(c)	Administrative and other primarily relate to (1) minimum guarantee revenue share payments to our advertising and content partners and (2) information technology and licensed services obligations.

(d)	Includes future payments of principal and interest due on our Term Loan and Senior Notes. Interest on variable rate debt is calculated based on the prevailing interest rate as of December 31, 2016.

(e)
Accrued benefit liability for pension and other postretirement benefit plans is affected by, among other items, statutory funding levels, changes in plan demographics, discount rates and assumptions and investment returns on plan assets. A portion of the payments under our Company-sponsored qualified pension plans will be made out of existing assets of the pension plans and not Company cash.

(f)
The contractual obligations table above does not include any liabilities for uncertain income tax positions as we are unable to reasonably predict the ultimate amount or timing of settlement of these liabilities. At December 31, 2016, the liability for uncertain tax positions was $32 million, excluding the related accrued interest liability of $9 million and deferred tax assets of $6 million. See Note 9, "Income Taxes", to the accompanying financial statements. Additionally, the contractual obligations table above does not include any liabilities under our Revolving Credit Facility except for customary unused fees. The Revolving Credit Facility was undrawn as of December 31, 2016, except for the $3 million in letters of credit issued thereunder and we cannot reasonably predict any potential draw downs on the Revolving Credit Facility. In addition to the letters of credit under the Revolving Credit Facility we maintain letters of credit under various financial institutions which were insignificant as of December 31, 2016. Certain of our foreign subsidiaries have access to lines of credit, of which $9 million was outstanding as of December 31, 2016.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings
In the ordinary course of business, we are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law.
On March 10, 2009, Anderson News L.L.C. and Anderson Services L.L.C. (collectively, "Anderson News") filed an antitrust lawsuit in the U.S. District Court for the Southern District of New York (the “District Court”) against several magazine publishers, distributors and wholesalers, including Time Inc. and one of its subsidiaries, Time Inc. Retail (formerly Time/Warner Retail Sales & Marketing, Inc.) ("TIR"). Plaintiffs allege that defendants violated Section 1 of the Sherman Antitrust Act by engaging in an antitrust conspiracy against Anderson News, as well as other related state law claims. Specifically, plaintiffs allege that defendants conspired to reduce competition in the wholesale market for single-copy magazines by rejecting the magazine distribution surcharge proposed by Anderson News and another magazine wholesaler and refusing to distribute magazines to them. Plaintiffs are seeking (among other things) an unspecified award of treble monetary damages against defendants, jointly and severally. On August 2, 2010, the District Court granted defendants' motions to dismiss the complaint with prejudice and, on October 25, 2010, the District Court denied Anderson News' motion for reconsideration of that dismissal. On November 8, 2010, Anderson News appealed and, on April 3, 2012, the U.S. Court of Appeals for the Second Circuit (the “Circuit Court”) vacated the District Court's dismissal of the complaint and remanded the case to the District Court. On January 7, 2013, the U.S. Supreme Court denied defendants' petition for writ of certiorari to review the judgment of the Circuit Court vacating the District Court's dismissal of the complaint. In February 2014, Time Inc. and several other defendants amended their answers to assert antitrust counterclaims against plaintiffs. On December 19, 2014, the defendants filed a motion for summary judgment on Anderson News' claims and Anderson News filed a motion for summary judgment on the antitrust counterclaim. On August 20, 2015, the District Court granted the defendants’ motion for summary judgment on Anderson News’ claims and granted Anderson News’ motion for summary judgment on the defendants’ antitrust counterclaim. On August 25, 2015, Anderson News filed a notice with the Circuit Court appealing the District Court’s dismissal of Anderson News’ claims, and on September 14, 2015, the defendants filed a notice with the Circuit Court appealing the District Court’s dismissal of the defendants’ antitrust counterclaim. On December 8, 2015, Anderson News filed its appellate brief with the Circuit Court and on March 8, 2016, the defendants filed their appellate briefs with the Circuit Court. Anderson’s reply brief was filed on May 9, 2016 and the defendants’ sur-reply brief was filed on May 23, 2016. Oral argument on the appeal was held on December 2, 2016. We are awaiting the court's decision.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
On October 3, 2012, Susan Fox filed a class action complaint (the "Complaint") against Time Inc. in the United States District Court for the Eastern District of Michigan alleging violations of Michigan’s Video Rental Privacy Act (“VRPA”) as well as claims for breach of contract and unjust enrichment. The VRPA limits the ability of entities engaged in the business of selling, renting or lending retail books or other written materials from disclosing to third parties certain information about customers’ purchase, lease or rental of those materials. The Complaint alleges that Time Inc. violated the VRPA by renting to third parties lists of subscribers to various Time Inc. magazines. The Complaint sought injunctive relief and the greater of statutory damages of $5,000 per class member or actual damages. On December 3, 2012, Time Inc. moved to dismiss the Complaint on the grounds that it failed to state claims for relief and because the named plaintiff lacked standing because she suffered no injury from the alleged conduct. On August 6, 2013, the court granted, in part, and denied, in part, Time Inc.’s motion, dismissing the breach of contract claim but allowing the VRPA and unjust enrichment claims to proceed. On November 11, 2013, Rose Coulter-Owens replaced Susan Fox as the named plaintiff. On March 13, 2015, the plaintiff filed a motion seeking to certify a class consisting of all Michigan residents who between March 31, 2009 and November 15, 2013 purchased a subscription to TIME, Fortune or Real Simple magazines through any website other than Time.com, Fortune.com and RealSimple.com. On July 27, 2015, the court granted plaintiff’s motion to certify the class, which we estimate to comprise approximately 40,000 consumers. On August 31, 2015, Time Inc. and the plaintiff moved for summary judgment and on October 1, 2015 both parties filed briefs in opposition to their adversaries’ motions. On February 16, 2016, the court granted Time Inc.'s motion for summary judgment and dismissed the case. On March 16, 2016, the plaintiff filed a notice with the Circuit Court appealing the District Court’s dismissal of plaintiff’s claims. On May 26, 2016, Time Inc. filed a motion to dismiss the appeal on the ground that plaintiff lacked standing to pursue her claims. On September 22, 2016, the Motions Part of the Circuit Court issued an order directing that Time Inc.'s motion to dismiss the appeal should be decided by the appellate panel that was assigned the plaintiff's appeal on the merits. On November 4, 2016, Plaintiff filed her appellate brief and on December 21, 2016, Time Inc. filed its opposition to Plaintiff's appeal and a cross-appeal to the District Court's order certifying the class. Plaintiff filed a reply and opposition to Time Inc.'s class certification appeal on February 6, 2017 and Time Inc. filed a sur-reply on February 20, 2017. On February 19, 2016, the same law firm representing Coulter-Owens filed another class action, entitled Perlin v. Time Inc., in the United States District Court for the Eastern District of Michigan alleging violations of the VRPA as well as a claim for unjust enrichment. This lawsuit was filed on behalf of Michigan residents who purchased subscriptions directly from Time Inc. On May 6, 2016 and May 31, 2016, Time Inc. moved to dismiss the Complaint. Perlin filed an opposition brief on June 27, 2016 and Time Inc. filed its reply brief on July 11, 2016. On February 15, 2017, the Court denied Time Inc.'s motion to dismiss.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
16. RELATED PARTY TRANSACTIONS AND RELATIONSHIP WITH TIME WARNER
We have entered into certain transactions in the ordinary course of business with unconsolidated investees accounted for under the equity method of accounting. Receivables due from related parties were $2 million at December 31, 2016 and 2015. Payables due to related parties were $1 million and nil at December 31, 2016 and 2015, respectively. Expenses resulting from transactions with related parties were $1 million during the year ended December 31, 2016. During the years ended December 31, 2015 and 2014, related party expenses were insignificant.
Revenues resulting from transactions with related parties consisted of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Revenues	$6	$6	$8
Relationship with Time Warner
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
Through the date of the Spin-Off, we had certain related party relationships with Time Warner and its subsidiaries. In conjunction with the Spin-Off, we entered into the Separation and Distribution Agreement, Transition Services Agreement (“TSA”), Tax Matters and Employee Matters Agreement with Time Warner to effect the Spin-Off and to provide a framework for our relationship with Time Warner subsequent to the Spin-Off. We do not consider Time Warner to be a related party subsequent to the Spin-Off. The most significant related party relationships and subsequent relationships with Time Warner are discussed further below.
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
We entered into a Tax Matters Agreement with Time Warner that governs the parties' rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. Under the Tax Matters Agreement, we will indemnify Time Warner for (1) all taxes of Time Inc. and its subsidiaries for all periods after the Spin-Off and (2) all taxes of the Time Warner group for periods prior to the Spin-Off to the extent attributable to Time Inc. or its subsidiaries. The Tax Matters Agreement also imposed certain restrictions on us and our subsidiaries that are designed to preserve the tax-free nature of the Spin-Off, which applied for the two-year period following the Spin-Off.

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
17. ADDITIONAL FINANCIAL INFORMATION
Additional financial information with respect to certain balances included in the Financial Statements herein is as follows (in millions):

	December 31,
	2016	2015
Inventories, net of reserves:
Raw materials - paper	$30	$32
Finished goods	1	3
Total inventories, net of reserves	$31	$35

	December 31,
	2016	2015
Prepaid expenses and other current assets:
Prepaid production costs	$20	$27
Prepaid commissions	18	23
Postage deposit	12	14
Prepaid income taxes(a)	6	65
Due from Time Warner	3	—
Other prepaid expenses and other current assets	51	58
Total prepaid expenses and other current assets	$110	$187

	December 31,
	2016	2015
Other assets:
Notes receivable(b)	$10	$—
Equity-method investments	9	10
Cost-method investments	6	3
Noncurrent pension assets(d)	—	74
Other noncurrent assets	41	29
Total other assets	$66	$116

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2016	2015
Accounts payable and accrued liabilities:
Accounts payable	$232	$265
Accrued compensation	126	117
Restructuring and severance	89	177
Rebates and allowances	43	32
Distribution expenses payable	28	23
Liability to Time Warner	24	—
Accrued other taxes	18	19
Deferred gain(c)	8	10
Accrued interest	7	8
Barter liabilities	4	8
Contingent consideration	1	6
Other current liabilities	18	18
Total accounts payable and accrued liabilities	$598	$683

	December 31,
	2016	2015
Other noncurrent liabilities:
Deferred rent	$112	$79
Deferred gain(c)	64	87
Noncurrent pension and postretirement liabilities(d)	44	11
Noncurrent tax reserves and interest	38	39
Noncurrent deferred compensation	28	30
Put option liability	10	5
Restructuring and severance	9	31
Liability to Time Warner	1	25
Contingent consideration	1	7
Other noncurrent liabilities	21	18
Total other noncurrent liabilities	$328	$332

	Year Ended December 31,
	2016	2015	2014
Interest expense, net:
Interest expense	$70	$77	$51
Interest income	(2)	—	—
Total interest expense, net	$68	$77	$51

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016	2015	2014
Other (income) expense, net:
(Income) loss on equity-method investments	$20	$8	$12
Investment (gains) losses, net	3	(4)	2
Fair value adjustment on derivative liabilities	—	—	2
(Gain) loss on extinguishment of debt	(4)	(2)	—
Other income	(1)	—	(10)
Total other (income) expense, net	$18	$2	$6

	Year Ended December 31,
	2016	2015	2014
Cash Flows:
Cash payments made for income taxes	$5	$36	$41
Income tax refund received	(62)	(1)	(1)
Cash tax (receipts) payments, net	$(57)	$35	$40

Cash payments made for interest	$66	$75	$34
Interest income received	(2)	—	—
Cash interest (receipts) payments, net	$64	$75	$34
__________________________

(a)	Decrease in prepaid income taxes was largely driven by domestic income tax refunds received during the year ended December 31, 2016.

(b)
For the year ended December 31, 2016, we provided a £10 million loan ($2 million in Prepaid expenses and other current assets and $10 million in Other assets as of December 31, 2016) to a new printing vendor for our UK operations to assist in financing its purchase of the printing facilities of our former printing vendor. The loan was provided in order to maintain continuity in printing operations for our UK business. The interest rate on the loan is 8% per annum and has a term of five years with principal repayments of £0.3 million per quarter and £5 million at the end of the five year term.

(c)	The Deferred gain related to the sale-leaseback of the Blue Fin Building that was completed in the fourth quarter of 2015 will be recognized ratably over the lease term through 2025.

(d)	Refer to Note 13, "Benefit Plans."
18. SEGMENT INFORMATION
An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and that has discrete financial information that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our President and Chief Executive Officer. The chief operating decision maker evaluates performance and makes operating decisions about allocating resources based on consolidated financial data. Accordingly, our management has determined that we have one reportable segment.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenues in different geographical areas are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Revenues(a)
United States	$2,674	$2,640	$2,751
United Kingdom	313	370	411
Other international	89	93	119
Total revenues	$3,076	$3,103	$3,281
__________________________

(a)	Revenues are attributed to countries based on location of customer.
Long-lived tangible assets in different geographical areas are as follows (in millions):

	December 31,
	2016	2015
Long-lived assets(a)
United States	$305	$278
United Kingdom	28	87
Other international	3	3
Total long-lived assets	$336	$368
__________________________

(a)	Reflects total assets less current assets, Goodwill, Intangible assets, net, investments and non-current deferred tax assets.
Net assets in different geographical areas are as follows (in millions):

	December 31,
	2016	2015
Net assets
United States	$1,316	$1,560
United Kingdom	125	255
Other international	(1)	(6)
Total net assets	$1,440	$1,809

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share amounts)
2016
Revenues	$690	$769	$750	$867
Net income (loss)	(10)	18	(112)	56
Basic net income (loss) per common share	(0.10)	0.18	(1.13)	0.57
Diluted net income (loss) per common share	(0.10)	0.18	(1.13)	0.56

2015
Revenues	$680	$773	$773	$877
Net income (loss)	(9)	24	(913)	17
Basic net income (loss) per common share	(0.08)	0.22	(8.30)	0.15
Diluted net income (loss) per common share	(0.08)	0.22	(8.30)	0.15
The results for the three months ended March 31, 2016 included: other costs of $14 million related to mergers, acquisitions, investments and dispositions; equity-method losses of $9 million related to resuming applying the equity method after providing additional financial support; a Bargain purchase (gain) of $8 million ($5 million, net of a deferred tax liability) related to the acquisition of Viant; a pretax gain on extinguishment debt of $4 million related to the repurchase of $35 million in aggregate principal value of our 5.75% Senior Notes at a discount with accrued interest totaling $31 million; and a settlement loss of $3 million.
The results for the three months ended June 30, 2016 included: a pretax gain of $11 million related to the sale of TOH; Restructuring and severance costs of $10 million primarily related to headcount reductions; other costs of $7 million related to mergers, acquisitions, investments and dispositions relating in part to payments made to certain vendors of the Viant business in order to continue receiving services from such vendors; and a reduction of the Bargain purchase (gain) previously recorded of $2 million related to the acquisition of Viant.
The results for the three months ended September 30, 2016 included: Asset impairments of $188 million, primarily related to an impairment of a domestic tradename intangible; Restructuring and severance costs of $43 million primarily related to the realignment program announced in July 2016 to unify and centralize the editorial, advertising sales and brand development organizations; and other costs of $2 million related to mergers, acquisitions, investments and dispositions.
The results for the three months ended December 31, 2016 included: Restructuring and severance costs of $23 million primarily related to headcount reductions; and Asset impairments of $3 million related to an impairment of a definite-lived intangible asset identified in connection with our annual Goodwill impairment test.
The results for the three months ended March 31, 2015 did not include any material unusual or infrequently occurring items.
The results for the three months ended June 30, 2015 included: Restructuring and severance costs of $12 million primarily related to headcount reductions.
The results for the three months ended September 30, 2015 included: a Goodwill impairment charge of $952 million; Restructuring and severance costs of $8 million primarily related to headcount reductions and real estate consolidations; a noncash pretax loss of $6 million in connection with the settlement of our domestic excess pension plan; and other costs of $3 million related to mergers, acquisitions, investments and dispositions.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The results for the three months ended December 31, 2015 included: net Restructuring and severance costs of $169 million primarily related to remaining rent obligations at the Time and Life Building, our former corporate headquarters at 1271 Avenue of the Americas, when we ceased use of the premises in the fourth quarter of 2015 and headcount reductions; a pretax Gain on operating assets of $68 million from the sale of the Blue Fin Building; and other costs of $5 million related to mergers, acquisitions, investments and dispositions.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In Millions)

Description	Balance at the Beginning of Period	Additions/ Charges to Costs and Expenses	Deductions	Balance at End of Period
2016
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$69	$12	$(17)	$64
Reserves for sales returns and allowances	179	508	(548)	139
Total	$248	$520	$(565)	$203

2015
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$75	$6	$(12)	$69
Reserves for sales returns and allowances	180	504	(505)	179
Total	$255	$510	$(517)	$248

2014
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$70	$11	$(6)	$75
Reserves for sales returns and allowances	211	567	(598)	180
Total	$281	$578	$(604)	$255

INDEX TO EXHIBITS

Exhibit No.	Description
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

4.2
Indenture, dated April 29, 2014, among the Company, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 28, 2014).

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

4.7
Fifth Supplemental Indenture, dated December 2, 2015, between Hello Giggles, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016).

4.8
Sixth Supplemental Indenture, dated January 19, 2016, between Time Inc. Food Studio Productions LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

4.9
Seventh Supplemental Indenture, dated March 31, 2016, between This Old House Ventures, LLC, This Old House Productions, LLC, the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

4.10
Eighth Supplemental Indenture, dated June 2, 2016, between Vertical Media Solutions Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016).

4.11	Ninth Supplemental Indenture, dated October 24, 2016, between Bizrate Insights Inc. and Wells Fargo Bank, National Association, as trustee.*

4.12
Credit Agreement, dated as of April 24, 2014, among the Company, the guarantors from time to time party thereto, each lender from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company's Registration Statement on Form 10 filed with the SEC on May 8, 2014).

4.13
Sale and Purchase Agreement dated as of October 30, 2015 among the Company, Time Inc. (UK) Blue Fin Holdings Limited and Blue Fin UK Limited (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2015).

10.1
Transition Services Agreement, dated June 4, 2014, between Time Warner Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.2
Tax Matters Agreement, dated June 4, 2014, between Time Warner Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.3
Employee Matters Agreement, dated June 4, 2014, between Time Warner Inc. and the Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.4
Letter Agreement, dated September 7, 2016, between the Company and Richard Battista (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.5
Employment Agreement, amended and restated as of September 13, 2016, between the Company and Richard Battista (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.6	Employment Agreement, dated October 12, 2016, between the Company and Susana D’Emic.*

10.7
Employment Agreement, dated December 11, 2015, between the Company and Jennifer Wong (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.8
Amendment to Employment Agreement, dated September 13, 2016, between the Company and Jennifer Wong (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.9
Employment Agreement, made and effective as of October 31, 2013, between the Company and Joseph A. Ripp (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.10
Letter Agreement, dated September 12, 2016, between the Company and Joseph A. Ripp (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.11
Employment Agreement, made and effective as of October 31, 2013, between the Company and Jeffrey J. Bairstow (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.12	Letter Agreement, dated October 17, 2016, between the Company and Jeffrey J. Bairstow.*

10.13
Employment Agreement, dated November 5, 2013, effective as of October 31, 2013, amended as of March 31, 2014, between the Company and Norman Pearlstine (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 28, 2014).

10.14
Amendment to Employment Agreement dated as of November 5, 2013 and as amended on March 31, 2014, by and between the Company and Norman Pearlstine, effective as of July 18, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 25, 2016)

10.15
Employment Agreement, amended and restated effective as of September 12, 2014, between Time Inc. and Mark Ford (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

10.16
Employment Agreement, amended and restated as of February 19, 2014, effective as of March 21, 2014, between Time Inc. and Evelyn Webster (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 28, 2014).

10.17
Severance Agreement, dated July 24, 2016, between the Company and Evelyn Webster (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.18
Time Inc. Supplemental Savings Plan, dated and effective January 1, 2011, restated January 1, 2014 (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.19
Time Inc. Deferred Compensation Plan, dated and effective November 18, 1998, restated January 1, 2014 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.20
Time Inc. Deferred Compensation Plan, dated and effective November 18, 1998, restated January 1, 2014 and applicable to amounts deferred prior to January 1, 2005 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.21
Pearlstine Deferred Compensation Arrangement pursuant to Annex B of Employment Agreement, made as of September 25, 2000, effective as of January 1, 2000, by and between the Company and Norman Pearlstine (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Company's Registration Statement on Form 10 filed with the SEC on March 7, 2014).

10.22
Rabbi Trust Agreement relating to Pearlstine Deferred Compensation Arrangement, dated and effective April 1, 1998, between Time Inc. and Evercore Trust Company (as successor trustee to U.S. Trust Company of California, N.A.) (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company's Registration Statement on Form 10 filed with the SEC on March 7, 2014).

10.23
Restricted Stock Units Agreement (for an award of restricted stock units to Joseph A. Ripp under the Time Warner Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.24
Non-Qualified Stock Option Agreement (for an award of stock options to Joseph A. Ripp under the Time Warner Inc. 2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.25
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

10.27	Time Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.28	Time Inc. Excess Benefit Pension Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.29	Time Inc. Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Company's Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.30	Time Inc. Inducement Award Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the SEC on February 19, 2016).

10.31	Time Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Annex B to the Company's Schedule 14A filed with the SEC on April 21, 2016).

10.32
Form of Restricted Stock Unit Agreement for restricted stock units granted to employees between June 9, 2014 and February 7, 2016 under the Time Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 13, 2014).

10.33
Form of Restricted Stock Unit Agreement for restricted stock units granted to employees on and after February 8, 2016 under the Time Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

10.34
Form of Non Qualified Stock Option Agreement for stock options granted to employees between June 23, 2014 and February 7, 2016 under the Time Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 27, 2014).

10.35
Form of Non Qualified Stock Option Agreement for stock options granted to employees on and after February 8, 2016 under the Time Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

10.36
Form of Non Qualified Stock Option Agreement for stock options granted under the Time Inc. Inducement Award Plan (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.37
Form of Performance Stock Units Agreement granted to employees on and after February 8, 2016 under the Time Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

10.38
Form of Restricted Stock Units Agreement for restricted stock units granted to Richard Battista under the Time Inc. 2016 Omnibus Incentive Compensation Plan on and after September 13, 2016 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.39
Form of Performance Stock Units Agreement for performance stock units granted to Richard Battista under the Time Inc. 2016 Omnibus Incentive Compensation Plan on and after September 13, 2016 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.40
Form of Non Qualified Stock Option Agreement for stock options granted to Richard Battista under the Time Inc. 2016 Omnibus Incentive Compensation Plan on and after September 13, 2016 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.41
Form of Restricted Stock Units Agreement for restricted stock units granted to employees (other than Richard Battista) under the Time Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016).

10.42
Form of Performance Stock Units Agreement for performance stock units granted to employees (other than Richard Battista) under the Time Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016).

10.43
Form of Non Qualified Stock Option Agreement for stock options granted to employees (other than Richard Battista) under the Time Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016).

10.44
Form of Restricted Stock Unit Agreement for restricted stock units granted to non-employee directors under the Time Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 5, 2014).

10.45
Form of Deferred Stock Units Agreement for deferred stock units granted to non-employee directors under the Time Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016).

10.46
Form of Restricted Stock Units Agreement for restricted stock units granted to non-employee directors under the Time Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016).

10.47
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