Form 10-K/A
period 2016-12-31
Time Inc.
filed 2017-04-28
CIK 1591517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(Registrant’s telephone number, including area code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐ No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

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

As of February 10, 2017, 99,194,661 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Time Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission, or SEC, on February 27, 2017 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14. Accordingly, reference to the proxy statement for our annual meeting of stockholders on the cover page has been deleted.

In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Annual Report on Form 10-K/A is not a representation that any statements contained in items of our Annual Report on Form 10-K other than Part III, Items 10 through 14, and Part IV are true or complete as of any date subsequent to the Original Filing.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Set forth below are the name, age, principal occupations, business experience, qualifications, public company directorships and certain other information for each member of the Board of Directors (the “Board”) of Time Inc. (the “Company”).

Name, Age and Tenure as a Director	Principal Occupation, Business Experience, Qualifications and Directorships
JOSEPH A. RIPP Director since 2013 Age 65

Mr. Ripp, our Executive Chairman, has been a Director since November 2013 and Chairman since April 2014. Mr. Ripp served as our Chief Executive Officer from September 2013 to September 2016. Prior to that, Mr. Ripp served as Chief Executive Officer of OneSource Information Services, Inc., a leading provider of online business information and sales intelligence solutions, beginning shortly after the 2012 acquisition of OneSource by Cannondale Investments, Inc., a joint venture formed in 2010 between Mr. Ripp and GTCR, a leading private equity firm. Mr. Ripp served as Chief Executive Officer of Cannondale from 2010 to 2012. From 2008 to 2010, Mr. Ripp served as Chairman of Journal Register Company (now known as 21st Century Media). Prior to that, Mr. Ripp served as President and Chief Operating Officer of Dendrite International Inc., a leading provider of sales, marketing, clinical and compliance solutions for the global pharmaceutical industry. Mr. Ripp began his media career at Time Inc. in 1985 and held several executive level positions at Time Inc. and Time Warner Inc. (“Time Warner”), including Senior Vice President, Chief Financial Officer and Treasurer of Time Inc. from 1993 to 1999, Executive Vice President and Chief Financial Officer of Time Warner from 1999 to January 2001, Executive Vice President and Chief Financial Officer of America Online from January 2001 to 2002 and Vice Chairman of America Online from 2002 to 2004.

Skills and Qualifications

Mr. Ripp brings to the Board extensive experience, expertise and background in the publishing and media industries. He also possesses deep corporate leadership and finance experience and extensive knowledge of our business gained from his prior senior executive roles at Time Inc. and Time Warner as well as his former position as our Chief Executive Officer overseeing the Company’s business operations.

RICHARD BATTISTA Director since 2016 Age 52

Mr. Battista has served as a member of the Board and as our President and Chief Executive Officer since September 2016. Prior to that, he was Executive Vice President and President, Brands, from July 2016 to September 2016, Executive Vice President and President, Entertainment & Sports Group and Video from January 2016 to July 2016, and President, People and Entertainment Weekly from April 2015 to December 2015. Before joining us, Mr. Battista served as Chief Executive Officer of Mandalay Sports Media, a sports-focused content and media company from January 2013 to March 2015. He served as President and Chief Executive Officer of LodgeNet Interactive Corp. from September 2012 through January 2013. From January 2011 to September 2012, Mr. Battista invested in digitally-focused media properties through Pontiac Digital Media, an investment vehicle that he formed. From 2008 to 2010, Mr. Battista served as President of Fox’s National Cable Networks. From 2004 to 2008, Mr. Battista served as Chief Executive Officer of Gemstar-TV Guide, a publicly-traded company that provided television program guidance and operated media properties. Earlier, Mr. Battista held leadership positions at Fox media organization over the course of 12 years.

Skills and Qualifications

Mr. Battista brings extensive digital, media and marketing experience to the Board. He possesses strong skills in corporate leadership and public company board matters and expertise in finance, strategic planning and business development. In addition, his current position as President and Chief Executive Officer provides him with deep knowledge and understanding of the Company.

DAVID A. BELL Director since 2014 Age 73

Mr. Bell brings over 40 years of advertising and marketing industry experience to our Board, having served as CEO of three of the largest companies in the industry–Bozell Worldwide, True North Communications and The Interpublic Group of Companies, Inc. Mr. Bell currently

Name, Age and Tenure as a Director	Principal Occupation, Business Experience, Qualifications and Directorships

provides strategic branding, digital marketing and public relations services through Belwether Advisors, a consulting sole proprietorship. Mr. Bell has served as a Senior Advisor to AOL Inc. since 2009. Mr. Bell also served as a Senior Advisor to Google Inc. from 2006 to 2009.

Mr. Bell is currently non-executive Chairman of Gyro, an advertising agency focused on business-to-business marketing, and is a member of the boards of directors of Creative Realities, Inc., an integrated experiential design firm that assists retail marketers in creating interactive consumer experiences, and multiple early-stage companies including Double Verify, Your Tango, Resonate Networks, Dstillery, 33Across and PebblePost. He has also served on the boards of multiple publicly-traded companies, including The Interpublic Group of Companies Inc. from 2003 to 2005 and PRIMEDIA Inc. from 2001 to 2010. Mr. Bell was inducted into the Advertising Hall of Fame in 2007.

Skills and Qualifications

Mr. Bell brings extensive executive leadership, public company governance and international experience to the Board. He has deep knowledge in traditional and digital advertising and marketing as well as the media and entertainment industries. Mr. Bell also possesses significant entrepreneurial experience in developing new businesses.

JOHN M. FAHEY, JR. Director since 2014 Age 65

Mr. Fahey, who serves as the Company’s Lead Independent Director, is the former Chairman of National Geographic Society, a non-profit scientific and educational organization, where he served until his retirement in February 2016. Prior to that, Mr. Fahey served as National Geographic Society’s Chief Executive Officer from 1998 to 2013 and as its President from 1998 to 2010. During his tenure as President and Chief Executive Officer of National Geographic Society, he led its entry into cable television (now available in 171 countries), the expansion of its magazine (now published in English and 39 local-language editions) and the extension of National Geographic content into digital media. Mr. Fahey joined the National Geographic family in 1996. Prior to that, he was Chairman, President and Chief Executive Officer of Time Life Inc., a former affiliate of Time Inc., for seven years. Earlier, Mr. Fahey worked for Home Box Office, where he was instrumental in the startup of CINEMAX, and was a circulation manager for Time magazine.

In February 2014, President Obama appointed Mr. Fahey as a Member of the Smithsonian Board of Regents for a six-year term. He also serves on the boards of Johnson Outdoors Inc. and Lindblad Expeditions Holdings Inc.

Skills and Qualifications

Mr. Fahey has extensive leadership, strategic planning, international, marketing, magazine, digital media, corporate transactional and enterprise risk management experience through his 18 years with National Geographic. With more than seven years as Chairman, President and Chief Executive Officer of Time Life Inc., he also has knowledge of our company’s history.

MANUEL A. FERNANDEZ Director since 2014 Age 71

Until his retirement in November 2013, Mr. Fernandez served on the board of Sysco Corporation, a global leader in selling, marketing and distributing food products, for seven years, holding the titles of Executive Chairman (to which he was appointed in 2012) and Non-Executive Chairman of the board (to which he was appointed in 2009). Mr. Fernandez has been Managing Partner of SI Ventures, LLC, a venture capital partnership focusing on information technology and communications infrastructure companies that enable e-business, since 2000. He also held the positions of Chairman, President and Chief Executive Officer of Gartner, Inc., a leading information technology research and consulting company, from 1989 until 2000; and President and Chief Executive Officer of three technology-driven companies: Dataquest, Inc., Gavilan Computer Corporation and Zilog Incorporated.

Mr. Fernandez has served on the board of Brunswick Corporation as lead director since 2005. He has also served on the board of directors of Leggett & Platt, Incorporated since 2014. Mr. Fernandez served on the board of directors of Sysco Corporation from 2006 until his retirement in 2013 and on the board of directors of Flowers Foods, Inc. from 2005 to 2014. He was a director at Stanley Black & Decker, Inc. (and its predecessor the Black & Decker Company) from 2000 to 2012, is a former Chairman of the board of trustees of the University of Florida, and was appointed by President Bush in May 2003 to serve as a member of the President’s Information Technology Advisory Committee.

Name, Age and Tenure as a Director	Principal Occupation, Business Experience, Qualifications and Directorships

Skills and Qualifications

Having invested in over 20 start-up companies in the information technology field and having served as an executive at, and on the governance bodies of, multiple public and private entities, Mr. Fernandez brings extensive knowledge in matters of corporate strategy, executive leadership, product innovation and development, information technology and public company governance, as well as entrepreneurial and international experience.

DENNIS J. FITZSIMONS Director since 2014 Age 66

Mr. FitzSimons has served since 2004 as Chairman of the Chicago-based Robert R. McCormick Foundation, a charitable organization with extensive assets. Prior to that, Mr. FitzSimons was the Chief Executive Officer of Tribune Company from 2003 to 2007 and Chairman from 2004 to 2007, stepping down upon completing the sale of the company. Mr. FitzSimons began his 25-year career at Tribune in 1982, spending his first 17 years in the broadcast division in positions of increasing responsibility, including General Manager of WGN-TV, Chicago, and President/Chief Executive Officer of Tribune Broadcasting. He was appointed Executive Vice President of Tribune Company in January 2000, with responsibility for the company’s broadcasting, publishing and digital groups, as well as the Chicago Cubs Major League Baseball team. He was elected to Tribune Company board of directors in 2000 and named President and Chief Operating Officer in July 2001 before becoming CEO in January 2003 and Chairman in January 2004. He started his media career at Grey Advertising in New York.

Mr. FitzSimons serves as a Director of Nextstar Media Group, Inc., one of the nation’s largest local broadcast companies, and chair of its Compensation Committee. He is a Trustee of both Northwestern University and Chicago’s Museum of Science and Industry. Mr. FitzSimons chaired the Media Security and Reliability Council for the U.S. Federal Communications Commission from 2002 to 2004 and served as a Director of The Associated Press from 2004 to 2007.

Skills and Qualifications

Mr. FitzSimons demonstrated significant leadership skills during his 25-year career at Tribune Company, one of the nation’s largest multimedia companies. He had direct responsibility for developing and managing the cross-platform potential of the company’s broadcast, print and emerging digital media operations. Through this and his service on various media company and not-for-profit boards, Mr. FitzSimons brings publishing, marketing, leadership, media and public company expertise.

BETSY D. HOLDEN Director since 2014 Age 61

Ms. Holden has been a Senior Advisor to McKinsey & Company, a global management consulting firm, since April 2007, working with clients in consumer goods, pharma and financial services on strategy, marketing and board effectiveness initiatives. Prior to that, Ms. Holden spent 25 years in marketing and line positions in consumer goods. From 2001 to 2003, she was Co-Chief Executive Officer of Kraft Foods and from 2000 to 2003, she was Chief Executive Officer of Kraft Foods North America. Additional positions at Kraft included President, Global Marketing and Category Development and Executive Vice President, with oversight of operations, IT, procurement, research and development, and marketing services, as well as multiple business unit President and line management assignments. Under her leadership, Kraft Foods was a food industry leader in developing digital programs related to customer relationship management, marketing and content and won numerous marketing and innovation accolades.

Ms. Holden serves on the boards of Diageo plc and Western Union Holdings, Inc. Ms. Holden serves on the executive committees of the Duke University Board of Trustees, the Global Advisory Board of the Kellogg School of Management and Ravinia Festival’s Board of Trustees. She is President of the Off the Street Club Board and is Treasurer of the Board of Chicago High School for the Arts. Ms. Holden previously served on the boards of Catamaran Corporation, Kraft Foods, Tupperware, Tribune Company and Media Bank. She was a 2015 honoree of the NACD Directorship 100 award.

Skills and Qualifications

Ms. Holden brings over 35-years of experience in consumer marketing, innovation and brand management, including chief executive-level experience at one of the largest U.S.-based multinational companies. In addition, she has a record of success in leading organic growth, acquisitions, global expansion, talent management and cost management. Having served on the boards of multiple public, private and not-for-profit companies, she has extensive board and

Name, Age and Tenure as a Director	Principal Occupation, Business Experience, Qualifications and Directorships
corporate governance experience.

KAY KOPLOVITZ Director since 2014 Age 72

Ms. Koplovitz founded, built and served for 21 years as Chairman & CEO of the highly successful USA Networks, the first advertiser-supported basic cable network. She is credited with introducing to the basic cable network business model a second revenue stream, licensing fees, in addition to advertising. She also negotiated the first cable television deals for multiple professional sports leagues and events. Since stepping down from USA Networks in 1998, she has simultaneously run Koplovitz & Company, a media advisory and investment firm specializing in marketing and growth strategies for early to late stage companies, and Springboard Enterprises, a non-profit entity dedicated to training women leaders of high-growth technology oriented companies to raise capital. Also in 1998 Ms. Koplovitz was appointed by President Clinton to chair the National Women’s Business Council.

Ms. Koplovitz serves on the boards of CA Technologies, Inc. and ION Media Networks. She also serves on the boards of non-profit entities The Paley Center for Media, The International Tennis Hall of Fame, The College of Letters and Science at the University of Wisconsin and Springboard Enterprises.

Skills and Qualifications

Ms. Koplovitz has extensive leadership and entrepreneurial experience founding and managing a major consumer-focused, multi-billion dollar media company. Having co-founded several successful ventures and serving on multiple publicly-held and not-for-profit boards, her experiences encompass venture capitalism, marketing and sales and technology, as well as corporate governance matters.

RONALD S. ROLFE Director since 2014 Age 71

Mr. Rolfe is a retired Partner at Cravath, Swaine & Moore LLP, a premier law firm in the United States, where he practiced until his retirement in December 2010. Mr. Rolfe’s practice spanned the world and included corporate governance, securities, antitrust and commercial litigation and arbitration for U.S. and international clients. Mr. Rolfe began as an Associate with Cravath in 1970 and became Partner in 1977. He also served as Law Clerk to the Honorable Marvin E. Frankel, U.S. District Court Judge in the Southern District of New York, in 1969.

Mr. Rolfe currently serves on the boards of directors of public companies Berry Global Group, Inc. (since 2013) and Reynolds American Inc. (since 2014). He also currently serves on the boards of directors of private companies Advanced Assessment Systems, Inc. and CloudLex, Inc. and the boards of advisors of Lexvia Inc. and Space Time Insight, Inc. Mr. Rolfe previously served on the board of directors of Noranda Aluminum Holding Corporation from 2013 to October 2016.

Skills and Qualifications

Mr. Rolfe’s distinguished legal career, during which he advised numerous corporate boards and senior executives globally, enables him to provide invaluable insight on risk management, corporate governance and international matters. His service on both public and private boards provides him with meaningful experience in strategic planning, budgeting and compliance with various regulatory requirements.

SIR HOWARD STRINGER Director since 2014 Age 75

Sir Howard Stringer served as Chairman, President and CEO of Sony Corporation, a multinational conglomerate with a diversified business primarily focused on the electronics, game, entertainment and financial services sectors, from 2005 until 2012, when he became Chairman of the board of directors. He retired from that position in June 2013. He joined Sony in May 1997 and was named President and Group Executive of the Sony Corporation of America in 1998, responsible for Sony’s entertainment companies: Sony Pictures Entertainment, Sony Music Entertainment and Sony/ATV Music Publishing. Prior to that, Sir Howard had a distinguished 30-year career as a journalist, producer and executive at CBS Inc., where he won 11 individual Emmy awards. He was Executive Producer of the CBS Evening News from 1981 until 1986, President of CBS News from 1986 until 1988 and President of CBS from 1988 until 1995, where he was responsible for all broadcast activities, including entertainment, news, sports and its radio and television stations.

Sir Howard currently serves as a director on the board of directors for TalkTalk Telecom Group PLC. He served as a director on the executive board of the BBC until March 2017.

Name, Age and Tenure as a Director	Principal Occupation, Business Experience, Qualifications and Directorships

In 2005, Sir Howard was named one of Time magazine’s Top 100 (Builders and Titans).

Skills and Qualifications

Sir Howard has extensive knowledge in consumer-based products and the technology industry through his 16 years of leadership and senior management experience as former Chairman and CEO at Sony Corporation. As a 30-year veteran of CBS, he also brings a wealth of knowledge in journalism and the multimedia and entertainment industries.

MICHAEL P. ZEISSER Director since 2016 Age 52

Mr. Zeisser has been Chairman, U.S. Investments, for Alibaba Group since October 2013. From 2003 to 2013, Mr. Zeisser was Senior Vice President of Liberty Interactive Corporation (formerly known as Liberty Media Corporation). Prior to joining Liberty Media, Mr. Zeisser was a partner at McKinsey & Company in New York from 1996 to 2003, where he co-founded and led McKinsey’s Internet Practice.

Mr. Zeisser currently serves on the boards of XO Group, Inc. and Shutterfly Inc. He previously served on the boards of TripAdvisor, Inc. and IAC/Interactive Corp. Mr. Zeisser is a member of the Media Advisory Group of the American Association for the Advancement of Science.

Skills and Qualifications

As a current and former executive of companies with significant operations in the digital media industry, Mr. Zeisser has extensive insight into, and unique and specialized experience regarding, the Internet and digital media. He also possesses significant experience with respect to international operations and business strategy.

EXECUTIVE OFFICERS

Information required under this Item with respect to executive officers of the Company is included under the caption “Executive Officers of the Company” in Part I, Item 1 of the Original Filing.

CERTAIN LEGAL PROCEEDINGS

Pursuant to a settlement between the SEC and Joseph A. Ripp of a complaint relating to alleged violations of Section 13(b)(2)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exchange Act Rule 13b2-1, the United States District Court for the Southern District of New York entered a judgment against Mr. Ripp on July 19, 2010. Mr. Ripp consented to the judgment without admitting or denying the allegations of the complaint. The violations were alleged to have occurred while Mr. Ripp was serving as Chief Financial Officer of America Online, Inc. between January 2001 and September 2002. Under the judgment, Mr. Ripp was enjoined from aiding and abetting any violation of Section 13(b)(2)(A) of the Exchange Act and from violating Exchange Act Rule 13b2-1 and was ordered to pay $150,000 representing disgorgement of profits and a civil penalty.

Journal Register Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in February 2009 and emerged from the related bankruptcy proceedings in August 2009. Journal Register Company subsequently filed a second Chapter 11 bankruptcy petition in September 2012 and completed the sale of its assets to 21st Century Media in April 2013. 21st Century Media was subsequently merged with MediaNews Group and currently operates as part of the Digital First Media group of publication properties. From March 2010, shortly after Journal Register Company emerged from its first bankruptcy proceedings, until October 2011, Jeffrey J. Bairstow served as Chief Financial Officer of that company and, from October 2011 until September 2013, Mr. Bairstow served as President of Digital First Media, a management company specializing in the publication of local newspapers and other multi-platform products whose properties included Journal Register Company (and its successor, 21st Century Media) as well as MediaNews Group and Digital First Ventures.

LodgeNet Interactive Corporation filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York in January 2013 and emerged from the related bankruptcy proceedings in March 2013. The company filed the bankruptcy case in order to implement its pre-packaged plan of reorganization. Richard Battista, our President and Chief Executive Officer, served as Chief Executive Officer of LodgeNet Interactive Corporation from September 2012 to January 2013, shortly before the bankruptcy case was filed.

In December 2008, Tribune Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware and emerged from the related bankruptcy proceedings in December 2012. During the related bankruptcy proceedings, a committee of unsecured creditors of Tribune Company commenced an adversary proceeding in November 2010 that challenged the sale of Tribune Company and named as defendants directors and officers of Tribune Company, including Dennis J. FitzSimons. From 2004 until the completion of the sale of Tribune Company in December 2007, Mr. FitzSimons served as Chairman, President and Chief Executive Officer of Tribune Company. Litigation relating to this matter is still pending.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, certain of our officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports, and on written representations (if any) from such reporting persons, we believe that during fiscal year 2016 all such reporting persons filed the required reports on a timely basis under Section 16(a).

CODE OF ETHICS FOR SENIOR EXECUTIVE AND SENIOR FINANCIAL OFFICERS

Our Code of Ethics for Senior Executive and Senior Financial Officers (the “Code of Ethics”) applies to certain senior management of the Company, including individuals in the role of Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Controller and the senior-most tax executive (and others performing similar senior executive functions at the Company from time to time in the future). Among other things, the Code of Ethics mandates that the designated officers engage in and promote honest and ethical conduct, disclose to the Compliance Office any material transaction or relationship that reasonably could be expected to give rise to a conflict, protect the confidentiality of non-public information about the Company or its subsidiaries and their customers, take all reasonable measures to achieve responsible use of and control over the Company’s assets and resources, comply with all applicable governmental rules and regulations and promptly report any possible violation of the Code of Ethics. Additionally, the Code of Ethics requires that these individuals promote full, fair, accurate, timely and understandable disclosure in the Company’s publicly filed reports and other public communications and sets forth standards for accounting practices and records. We hold individuals to whom the Code of Ethics applies accountable for adherence to the Code of Ethics. Our Chief Ethics and Compliance Officer oversees and assists in the communication of the Code of Ethics.

We intend to disclose any amendments to or waivers of provisions of the Standards of Business Conduct or Code of Ethics granted to directors or executive officers by posting such information on our website.

A copy of the Code of Ethics is publicly available on our website at www.timeinc.com.

DIRECTOR NOMINATIONS

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since those procedures were described in our proxy statement for our 2016 annual meeting of stockholders. On March 21, 2017, the Board extended the deadline to nominate directors for consideration at our 2017 annual meeting of stockholders from March 23, 2017 to April 21, 2017. Director nominations submitted at or prior to the close of business on April 21, 2017 and otherwise complying with the Company’s bylaws would be considered timely. This waiver and extension of the advance notice deadline was applicable only for our 2017 annual meeting of stockholders.

AUDIT COMMITTEE

Time Inc. has a separately designated standing audit committee (the “Audit and Finance Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act consisting of Mr. Manuel A. Fernandez, Mr. Dennis FitzSimons, Ms. Betsy D. Holden, Mr. Ronald S. Rolfe and Mr. Michael P. Zeisser. All members of the Audit and Finance Committee are “independent,” consistent with the NYSE listing standards applicable to boards of directors in general and audit committees in particular. The Board has determined that each of Mr. Dennis FitzSimons, Ms. Betsy D. Holden and Mr. Ronald S. Rolfe is an “audit committee financial expert” as defined in applicable SEC rules.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In accordance with SEC rules, the following individuals are the Company’s “named executive officers” or “NEOs” for 2016:

Joseph A. Ripp	Executive Chairman and Former Chief Executive Officer
Richard Battista	President and Chief Executive Officer
Susana D’Emic	Executive Vice President and Chief Financial Officer
Jennifer Wong	Executive Vice President and Chief Operating Officer
Mark Ford(1)	Executive Vice President, Chief Revenue Officer, Global Advertising
Gregory Giangrande	Executive Vice President, Chief Human Resources Officer, Chief Communications Officer

Jeffrey J. Bairstow	Former Executive Vice President and Chief Financial Officer
Evelyn Webster	Former Executive Vice President
(1)	On January 9, 2017, Mr. Ford transitioned to the role of Executive Vice President and Senior Strategic Sales Advisor.

Overview

Beginning with our 2014 spinoff from Time Warner (the “Spinoff”) and continuing with our ongoing adjustment to the unprecedented shifts taking place in the media industry, Time Inc. has transformed from a magazine publishing division of a large conglomerate to an independent multimedia, multiplatform enterprise. At the beginning of 2016, the Company set out six pillars of “revenue crossover” (i.e., focus areas with the potential for high impact in our transformation and to stockholder value), and employees, including our NEOs, were charged with developing goals related to the pillars under five strategic operational objectives that we believe are key to our transformation.

Key proof points on metrics developed against these strategic operational objectives are described in more detail below. Notably, in 2016, the Company underwent a significant sales organization realignment, which though disruptive, allowed us to adopt a more unified and holistic sales approach by fostering more expansive and deeper discussions with our chief marketing officer partners and advertising agency partners. This allowed us to showcase our scale and the full suite of Time Inc. advertising products, brands, and data/targeting capabilities. Also notable was our success in continued cost savings and efficiency initiatives.

Despite our progress in 2016, the Company did not achieve full revenue crossover and the annual incentive plan payouts reflect this result. However, we continue to believe in our ability to leverage our brands, audiences and premium content to create new revenue streams and profitable growth that will transform Time Inc. into a turnaround success story.

2016 Highlights

In 2016 we continued to make substantial progress on the strategic operational goals established at the beginning of the year by Mr. Ripp, currently our Executive Chairman, then acting in his role as Chief Executive Officer. Examples of our 2016 accomplishments include the following:

Develop New Revenue Streams

  Notable accomplishments connected to our new revenue streams include:

  •      2X Increase in Native Advertising Revenues year-over-year

  •      New ability to offer people-based marketing with the acquisition of Viant assets

  •      Enhanced direct-to-consumer marketing services and broadening of customer acquisition, retention and activation capability with the acquisition of BizRate Insights

  •      Expansion of events franchises including internationally with an Essence Festival held in Durban, South Africa and the Fortune/Time Global Forum in the Vatican

  •      Collective, an acquired digital brands solutions business of Time Inc. UK, won awards for being best at innovation and having the best online campaign at the Institute of Practitioners in Advertising’s Media Owner Awards

2016 launches included:

  •      People Magazine Investigates, a 10-episode television series that reexamines some of the most high-profile crime cases in modern history, which has been renewed for a second season

  •      People/Entertainment Weekly Network (or PEN), an over-the-top video network widely distributed across digital platforms including smart TVs (it was named one of the best of 2016 in the iTunes App Store in Canada)

  •      Motto, a site from the editors of Time aimed at millennial women who are interested in advancing their careers and living more meaningful lives.

  •      Extra Crispy, a multimedia multiplatform brand focusing exclusively on breakfast, brunch and the culture surrounding it all

  •      Life VR offering immersive, next level programming through 360° video and interactive virtual reality experiences

  •      Instant, a multi-platform digital video brand featuring and covering digital celebrities

  •      UK TV Production unit, creating quality factual, entertainment and documentary programming arising out of our existing journalism

  •      Southern Living store, a themed store in Myrtle Beach, South Carolina

  •      Harpoon from our subsidiary MNI Targeted Media, a digital media strategy and services group, delivering cross-platform digital solutions from concept through implementation, including real-time campaign execution and meticulous reporting

Build Digital Scale & Engagement

  •      Increased Audience: We now reach nearly 60% of the total US adult digital population every month, including two out of three millennials (ages 18 to 34). In December 2016, Time Inc. broke into the top 10 in US multiplatform unique digital audience, 52% of whom reached us on their mobile devices; U.S. comScore UVs increased 13% year over year in December to 129 million—the highest in our history. Our social media footprint expanded 30% to more than 245 million fans and followers

  •      Digital Video Growth: In 2016, we achieved 4.6 billion video starts, up nearly 150% from 2015 and an all-time high for Time Inc., while our digital video unique visitors grew 82% year-over-year

  •      Increased Revenues: Digital advertising revenue exceeded $500 million, increasing 55% year-over-year, and representing 30% of total advertising revenues

Enhance the Core Business

  •      Committed to Award-Winning Journalism:

•       Cover of the Year: Time magazine covers drove the national conversation throughout the election cycle. Time magazine’s October 24, 2016 “Total Meltdown” cover won the American Society of Magazine Editors’ Cover of the Year

•        Magazine of the Year: Southern Living was named one of Ad Age’s Magazines of the Year

•        Editors of the Year: Travel & Leisure’s editor in chief (Nathan Lump) was named MIN’s Editor of the Year and NME’s editor in chief (Mike Williams) was named the British Society of Magazine Editor’s (“BSME”) Editor of the Year in the entertainment brand category;

•        Additional Eddie Awards: Entertainment Weekly, Entertainment Weekly’s Star Wars: The Force Awakens (full issue); People, A Call to Action: Ending Gun Violence (series); Entertainment Weekly, Entertainment Weekly’s Jon Snow “Dead Man Talking” (article) in the entertainment category and Health, The Everything Guide to First Aid (article) in the health and fitness category

•        Ozzie Awards: The following magazines won Ozzie Awards for cover design Entertainment Weekly, Prince Cover and Travel + Leisure, A Salute to America’s National Parks. InStyle won an Ozzie for its re-design.

•       Hottest of the Year: AdWeek named People the hottest entertainment magazine; Sports Illustrated the hottest sports magazine; Food & Wine the hottest food magazine; and Travel & Leisure the hottest travel magazine. Southern Living was the reader’s choice for hottest lifestyle magazine. Time magazine’s “Meltdown” cover on August 11, 2016 (that was followed by the October 24, 2016 “Total Meltdown” cover) was named the hottest cover of the year

  •      Preservation of Print Revenues:

•        Market share: Continued to lead the U.S. magazine market and gained share in print advertising revenue in 2016 at 25.7% versus 24.9% in 2015

•        Cross-brand selling: New advertising sales structure enables more large-scale cross-brand deals

•        Bookazines emerged as an important substitute for declining newsstand; revenues increased 11% year-over-year given strong performances of tributes including those for Prince, David Bowie and Muhammad Ali and other topical events like the Chicago Cubs winning the World Series..

•       Time Inc. UK grew revenues in 2016 in British Pounds for the second year.

•        Southern Living grew revenues in 2016 by capitalizing on its 50th Anniversary double issue in February

•        People magazine newsstand pricing selectively increased in summer 2016

•        Sales Team of the Year: Time Inc. UK’s Manchester’s sales team won Media Sales Team of the Year at the Manchester Publicity Association’s Inspiration Awards 2016

Drive Business	• Platform Structure: We shifted to an enterprise-wide platform structure that should enable us to

Transformation

better unlock growth opportunities, accelerate our key growth drivers, and pursue efficiencies. We are now operating as a set of unified platforms across editorial, advertising, consumer marketing and technology

  •      Digital Desks: We created 10 digital editorial desks covering topics where we have particular strength as a company, namely Celebrity, Entertainment, Food, Health, Home, News, Sports, Style & Beauty, Technology and Travel & Luxury

  •      Content Management Systems: We consolidated multiple U.S. content management systems down to two core platforms that enable us to more rapidly create, share and syndicate content across our entire U.S. portfolio and develop product features

  •      Cost Structure Continues to Support Growth: In 2016, we incurred restructuring and severance costs of $77 million associated with cost and efficiency efforts to protect print cash flows as revenues from print decline, thereby enabling us to invest in growth initiatives

Engage our Talent

  •      Workforce Adjustments: In 2016 we adjusted our workforce to adapt to a new way of engaging our customers. In addition to the adoption of the digital editorial desks described above, we:

•        Adopted a category sales approach and centralized our US advertising sales reporting structure in the U.S.

•        Added Jennifer Wong as Executive Vice President, President of Digital, and subsequently promoted her to the additional role of Chief Operating Officer. Ms. Wong was instrumental in expanding the Company’s focus on native advertising, digital consumer and ad products, and enhancing content and distribution tech platforms

•        Promoted Alan Murray to Chief Content Officer, and centralized the U.S. editorial reporting structure under him

•        Added Leslie Dukker Doty as Executive Vice President, Consumer Marketing and Revenue, an experienced manager who has led consumer marketing transformations, significant sales organization realignments and the redeployment of our executive team and realigned our consumer marketing organization to integrate functions across our brands

Despite significant momentum in 2016, our success was tempered by the continued challenging environment in the media industry and the market as a whole which resulted in financial results that were below our incentive plan targets.

CEO 2016 Compensation and Performance

Joseph A. Ripp.     Mr. Ripp served as our Chief Executive Officer until Mr. Battista assumed that role in September 2016. In February 2016, the Compensation Committee established the key elements of Mr. Ripp’s 2016 target compensation as follows:

Annual Base Salary	Target Annual Cash Incentive Compensation	Target Long Term Incentive Equity Award	Target Total Direct Compensation
$1,130,000	$1,689,467 150% Base Salary	$4,000,000(1)	$6,819,467
(1)

50% of the equity award value was issued in the form of nonqualified stock options (with the value converted to a number of options using a Black Scholes valuation methodology) and 50% as RSUs (with the value converted to a number of RSUs based on the closing price of our common stock on the grant date).

Additionally, Mr. Ripp was granted a performance stock unit (“PSU”) award in February 2016 under a Long Term Incentive Outperformance Program (the “Outperformance Plan”) with a target award value of $2,272,720 (or a “projected” realizable value of $5,000,000 at an intermediate goal of $22/share).

In February 2017, the Compensation Committee established Mr. Ripp’s cash incentive compensation for his 2016 services at $1,455,307 based on the calculation of the financial component at 80.2% and a strategic rating of 100%.

Richard Battista.     The Compensation Committee established the key elements of Mr. Battista’s target compensation as Chief Executive Officer as follows:

Annual Base Salary	Target Cash Incentive Compensation	Target Long Term Incentive Equity Award	Target Total Direct Compensation
$1,200,000	$1,800,000(1) 150% Base Salary	$3,000,000(2)	$6,000,000
(1)	Annual target effective on September 13, 2016, the date Mr. Battista became our President & Chief Executive Officer. Mr. Battista’s actual pro rated target for 2016 was $1,104,201.
(2)

For 2017, 50% of the long-term equity award was issued in the form of PSUs. For future years, 50% to 66-2/3% of the long-term equity award will be issued in the form of PSUs. Mr. Battista received an advance of one-half of his 2017 long term incentive award on the date he became our President & Chief Executive Officer. Of that half, 50% was granted in the form of stock options (with the value converted to a number of options using a rule of thumb that approximates the value of one option-type award is equal to four full-value awards) and 50% in the form of RSUs (with the value converted to a number of RSUs based on the closing price of our common stock on the grant date).

In addition, in connection with his becoming our Chief Executive Officer, the Company granted Mr. Battista the following equity awards: (i) 400,000 stock options, (ii) restricted stock units (“RSUs”) with a grant date value of $1,500,000, and (iii) an incremental award of PSUs under the Outperformance Plan with a target award value of $1,363,640 (or a “projected” realizable value at an intermediate goal of $22/share of $3,000,000) (which, together with the PSUs awarded to him in February 2016 prior to his becoming our President and Chief Executive Officer, had a total “projected” realizable value of $5,000,000 at an intermediate goal of $22/share). One-half of the stock options and RSUs granted were intended to represent a one-time 2016 special grant and the other half were intended to represent an advance grant of 50% of his 2017 long-term incentive compensation award.

In February 2017, the Compensation Committee established Mr. Battista’s cash incentive compensation at $1,033,974 based on a weighted annual cash incentive target bonus for 2016 of $1,104,201 (derived by aggregating Mr. Battista’s pro rata target bonus for his tenure in each position he held during 2016), the calculation of the financial component at 80.2% and a strategic rating of 125%.

2016 Compensation Policy and Key Compensation Practices

Our compensation decisions (including the decisions above regarding CEO compensation) are based on our Executive Compensation philosophy described under “—How Compensation Decisions Were Made—Governance & Process—Executive Compensation Philosophy,” which was reviewed and refined by the Committee in the first and fourth quarters of 2016. Our key compensation practices derived from this philosophy are summarized below:

	WHAT WE DO	WHAT WE DO NOT DO
✓

Consider Pay Holistically and In Context — NEO compensation decisions are made holistically with due consideration of the level, criticality and scope of the role in our Company and informed by internal and external sources, including a market assessment of our comparator peer group and tally sheets showing the impact of various decisions under various termination scenarios.

Target Pay Percentiles — We do not target any percentile of pay for any of our compensation elements, but rather remain flexible to adjust the compensation mix to attract, motivate and retain the talent we need to achieve our business objectives.

✓

Pay for Performance — A significant percentage of targeted annual compensation is delivered in the form of variable compensation that is connected to actual performance. For 2016, variable compensation comprised approximately 83% of the targeted annual compensation for Mr. Ripp (and 80% for Mr. Battista once he assumed the role of CEO) and, on average, 61% of the targeted annual compensation for our other NEOs. Additionally, actual 2016 bonus payments reflect the levels achieved under the 2016 annual incentive plan.

Provide Excessive Perquisites — We provide limited executive perquisites.
✓

Link Performance Metrics to Strategy — The financial metrics under our annual incentive plan are linked to our annual operating budget. The strategic operational metrics under our annual incentive plan are the guideposts to our transition to a growing and vibrant cross-platform media business.

Allow Hedging or Pledging — We generally prohibit executive officers (or directors) to hedge or pledge our stock (or other securities).
✓

Require Double Trigger for Change in Control Severance (Generally) — Except for equity awards granted to Mr. Battista when he assumed the CEO role, no payment or vesting is triggered solely by the occurrence of a change in control. We require termination of employment in addition to a change in control for accelerated equity vesting.

Provide Change in Control Gross Ups — Except for a limited protection period afforded Mr. Battista, we do not provide excise tax gross-ups in connection with a change in control.
✓

Adhere to Stock Ownership Guidelines — Our NEOs are required to hold stock equal to a multiple of his/her base salary (CEO, 5X; CFO, 2X; EVPs, 1X). NEOs must retain 50% of the net after tax shares received from equity awards until the required multiple is achieved.

Allow Repricing of Option-Type Awards Without Stockholder Approval — We do not permit underwater stock options, stock appreciation rights or other “option-type” awards to be repriced without stockholder approval.
✓

Condition Incentives on Clawback — Under our clawback policy, our equity and incentive awards are conditioned upon our right to recover from any grantee the award itself and any profits or earnings from such awards, including, without limitation, profits from the

	WHAT WE DO	WHAT WE DO NOT DO
sale of stock issued pursuant to an award to the extent required by applicable law.
✓	Retain an Independent Compensation Consultant — The Compensation Committee benefits from the utilization of an independent compensation consultant.

Overview of Significant Decisions Affecting NEO Compensation

Set forth below is an overview by quarter of significant decisions impacting NEO compensation in 2016.

Quarter	Significant Decisions Affecting NEO Compensation
Q1

•        The Company adopted the Time Inc. Inducement Award Plan (“Inducement Award Plan”) in connection with the employment of Jennifer Wong as its new EVP, President of Digital

•        The Compensation Committee established 2016 executive compensation and bonus metrics

•        The Compensation Committee adopted the Outperformance Plan

•        The Company piloted the advertising category sales strategy

Q2

•        The Company adopted the Time Inc. 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”), replacing and superseding both the 2014 Omnibus Incentive Compensation Plan and the Inducement Award Plan.

•        The Company’s stockholders approved the compensation of our named executive officers on an advisory basis at our annual meeting of stockholders

Q3

•        The Company expanded its advertising category sales strategy to include all of its largest advertisers

•        Restructuring activities resulted in the departure of Ms. Webster

•        Mr. Battista replaced Mr. Ripp as the Company’s Chief Executive Officer; Mr. Ripp remains our Executive Chairman

•        Ms. Wong assumed the additional role of Chief Operating Officer

Q4

•        Ms. D’Emic replaced Mr. Bairstow as the Company’s Chief Financial Officer

•        Mr. Giangrande assumed the additional role of Chief Communications Officer

•        The Committee commenced the 2017 compensation review process, made some preliminary compensation decisions and revised its Executive Compensation philosophy to ensure that it reflects the challenges of compensating executives in a turnaround environment.

How 2016 Compensation Decisions Were Made – Governance & Process

Decision Making Process By Compensation Element

This section describes the decision-making process for each compensation element.

Executive Compensation Philosophy

In early 2016, the Compensation Committee reviewed its executive compensation philosophy. Compensation decisions made in 2016 were based on the following principles:

Executive Compensation Philosophy

The Company’s executive compensation philosophy strives to attract, motivate, and retain top executive leadership while aligning stockholder interests through performance-based compensation.

The programs seek to align leadership action with shareholder interests through annual incentives that include performance objectives linked directly to the Company’s business strategy, and long-term incentives designed to preserve and create shareholder value, as measured by stock price improvement and/or the achievement of long-term financial objectives.

In the course of evaluating current and determining future compensation levels, the Company reviews market data that reflect the diverse and competitive landscape for which we compete for talent. Peer group data is examined, and is supplemented with broader media industry perspectives to inform us of market practices.

The Company focuses on a competitive range within the market and positions executives at, above or below the median based on a number of factors, including, but not limited to, the following:

-       Similarities and differences between the Company and the market in terms of organization structure, reporting relationships, and the scope of each executive’s role and responsibilities;

-       Criticality of the role for the Company, including the necessity of attracting and retaining talent to Time Inc. in the current environment; - Internal equity considerations; - Company, business unit (as applicable), and individual performance; and - Experience and tenure of each executive.

In the fourth quarter of 2016, the Compensation Committee further reviewed its executive compensation philosophy to ensure that it reflects the proper balance between stockholder alignment and the financial reward necessary to successfully manage the Company through a turnaround. As revised, the second paragraph of the executive compensation philosophy is modified as follows:

The programs seek to align leadership action with shareholder interests through annual incentives that include performance objectives linked directly to the Company’s business strategy, and long-term incentives designed to preserve and create shareholder value. Total compensation is weighted significantly towards performance-based compensation that is designed, as appropriate in a turnaround environment, to strike the proper balance between essential short-term needs and overall shareholder alignment.

Compensation Committee’s Role

The Compensation Committee is responsible for establishing the compensation of each of our NEOs and our executive compensation policies generally. In making compensation decisions in 2016, the Compensation Committee evaluated (i) market data, (ii) an NEO’s role in our organization, and (iii) an NEO’s 2016 performance and contributions to our overall performance. In performing their duties, the members of the Compensation Committee were assisted by management and the Committee’s compensation consultant, as described below (see “—Management’s Role” and “—Compensation Consultant’s Role”), and were further informed by their own experience as executives and directors of public and non-public companies.

The Compensation Committee does not rely on a formula or specific matrix for making pay decisions, but rather assesses the quality of the performance and leadership demonstrated by each NEO and applies its judgment to assess performance. More generally, the Compensation Committee seeks to motivate our senior executives to drive our corporate performance against our short-term and long-term business objectives.

Management’s Role

As described above in “—Decision Making Process By Compensation Element—Compensation Committee’s Role,” management has assisted the Compensation Committee by providing data, analysis and recommendations regarding the Company’s executive compensation practices and policies and individual pay recommendations. These recommendations are based on management’s assessments of individual contributions, achievement of performance objectives and other qualitative factors. Though the Compensation Committee considers management input, along with the advice of its independent compensation consultant, in making decisions on compensation matters, NEOs do not participate in the Compensation Committee’s deliberations or decisions regarding their own compensation.

Compensation Consultant’s Role

The Compensation Committee’s independent compensation consultant (i) attends Compensation Committee meetings (including executive sessions) and planning sessions, (ii) provides expert advice on proposed executive compensation and plan designs, and (iii) prepares and presents analyses on compensation levels, including a competitive assessment of the Company’s practices and policies. Meridian Compensation Partners, LLC (“Meridian”) has served as the Compensation Committee’s independent compensation consultant since July 30, 2015. Under the terms of the Compensation Committee’s agreement with Meridian, that firm is prohibited from doing any other business for the Company or its management, other than consulting services that it provides to the Nominating and Governance Committee regarding non-employee Board of Directors compensation.

Use of Comparative Market Data

We generally do not target any particular percentile of pay when determining our compensation. However, it is our practice to reference external comparator peer group market data when determining compensation amounts. The 2016 compensation packages of the NEOs were based in part on a review of external sources of compensation information. In October 2015, the Compensation Committee commissioned a comparative compensation study of our NEO compensation using the peer group below. The peer group represents public and private media companies for which Meridian has compensation survey data, with a revenue range of 1/3 to 4 times our revenues, and such additional companies identified by management as important comparators in the marketplace (e.g., because we compete with such companies for key talent).

AMC Networks Inc. Cablevision Systems Corporation Discovery Communications, Inc. Gannett Co., Inc. IAC/InterActiveCorp iHeartMedia, Inc. John Wiley & Sons Inc. Lions Gate Entertainment Corp.(1)	Meredith Corporation News Corporation Pearson plc RELX plc (formerly Reed Elsevier) Scholastic Corporation Scripps Networks Interactive, Inc. Sinclair Broadcast Group, Inc. Starz Media(1)	Tegna Inc. The Hearst Corporation The Interpublic Group of Companies, Inc. The New York Times Company Thomson Reuters Corporation Tronc Inc. (formerly Tribune Publishing Company)

(1) In December 2016, Lions Gate Entertainment Group acquired Starz Media.

In September 2016, the Compensation Committee (i) reaffirmed the peer group except that it removed Cablevision Systems Corporation, in light of its acquisition by Altice N.V., and iHeartMedia, Inc., which no longer met our criteria, and (ii) commissioned a comparative compensation study to be used in connection with determining 2017 executive compensation.

Consideration of Say-on-Pay Vote Results

Stockholders are provided with the opportunity to cast an annual advisory vote on executive compensation. At our 2016 annual meeting of stockholders, stockholders indicated their support for the compensation of our NEOs, with approximately 93% of the votes cast on the say-on-pay proposal voted for the proposal. The Compensation Committee believes this affirms stockholder support of our approach to executive compensation. Based on our stockholders’ support for our say-on-pay proposal in 2016, the Compensation Committee did not make fundamental changes to its approach to executive compensation in 2016. However, partly in response to discussions with our stockholders in 2016 regarding the Company’s commitment to adding more performance-based compensation to the pay mix, in 2017, we have modified our long-term incentive program such that 50% of the long-term incentive compensation granted to our Chief Executive Officer and other executive officers, respectively, will be granted in the form of PSUs. Under the 2017 program, the number of PSUs that vest is dependent upon satisfaction of both time and performance based conditions, with the number of PSUs eligible to vest determined at the end of a two-year performance period, and vesting occurring with respect to half of the amount so determined upon the Compensation Committee’s certification of performance and the remainder one year later.

The Compensation Committee will continue to consider the results of say-on-pay votes when making future executive compensation decisions

Compensation Composition – Understanding the Mix

The table below describes the objectives supported by each of our 2016 pay elements, along with an overview of the key design features of each element. The decision regarding each separate element is described separately in “–Compensation Elements–Understanding the Decisions.”

Pay Element	Purpose	Key Features
Base Salary	• Attracts and retains NEOs capable of leading our company in the dynamic and competitive business environment in which we operate	• Base salaries are informed by survey market data but not targeted to any particular percentile; other factors such as internal comparators are also considered
Annual Cash Incentive Compensation

•   Provides NEOs the opportunity to earn annual cash incentive compensation based on performance, a typical part of a market competitive compensation package

•   Metric selection aligned with business strategy and priorities. The metrics are used to evaluate our financial performance internally and externally, thereby promoting alignment with stockholders

•   Designed to provide deductible qualified performance-based compensation

•   The program collectively measures performance against financial metrics (adjusted pre-tax operating income, adjusted operating income before depreciation and amortization and adjusted free cash flow) and strategic operational metrics

Long-Term Incentive Compensation	• Rewards are tied to, and dependent upon, long-term value creation, and are designed to align the interests of the NEOs with stockholders

•   RSUs and stock options vest 25% per year on each of the first four anniversaries of the grant date

•   Two vehicle equity award structure (RSUs and stock options) is designed to provide a balanced incentive to our NEOs to focus on stock price performance

•   The Outperformance Plan is a one-time program that measures significant growth in our stock price over a period, which metric is intended to be a proxy for the successful transformation of our Company

Discretionary Compensation	• Intended to foster employee engagement and	• Award value and vehicles determined in the sole discretion of the Compensation Committee

Pay Element	Purpose	Key Features
goodwill by providing meaningful recognition for significant achievements

Pay Mix and Pay for Performance

In general, the more senior in our company, the more an employee’s pay is at risk. We believe that this is appropriate because the most senior members of our management team have the broadest line of sight and ability to influence our results. As seen below, the target compensation mix with respect to the elements of our annual compensation program applicable to our NEOs in 2016 is weighted towards variable compensation, including long-term incentive compensation, to align executive compensation with performance and stockholders’ interests.

Additionally in 2016, each of the NEOs received a one-time grant under the Outperformance Plan, which further weighted overall compensation to variable long-term compensation.

With respect to services in 2017, we have modified the elements of our annual long-term incentive awards to be based on an equal mix of time-based restricted stock units and performance-based restricted stock units.

Governance Policies and Practices Affecting Executive Compensation

The following policies and practices relate to our executive compensation and provide context for our overall pay decisions.

Anti-Hedging and Anti-Pledging Policy.    Our internal policies generally prohibit our executives, including our NEOs, from engaging in hedging or similar arrangements with respect to our securities (including any equity acquired through our compensation programs) or pledging such securities as collateral for a loan.

Change in Control Practices.    None of the NEOs is eligible for any cash payment or benefit solely upon the occurrence of a change in control. With the exception of stock options and RSUs granted to Mr. Battista in connection with his becoming our CEO (“see —Compensation Elements – Understanding the Decisions—Other Compensation Elements—Long-Term Incentive Compensation—Promotion Equity Compensation Awards—Richard Battista”), our equity awards contain “double triggers”, meaning that no payments are due and no equity awards vest on account of a change in control unless the employee’s employment terminates without “cause” or the employee resigns for “good reason”, generally within 12 months following the change in control. Similarly except for limited protection afforded to Mr. Battista under his new employment agreement (see “—Compensation Elements – Understanding the Decisions—Other Compensation Elements—Benefits and Perquisites—Richard Battista—Limited Excise Tax Protection”), none of our plans or agreements provide for any excise tax “gross ups” that may be due in connection with a change in control.

In 2016, none of our executives was eligible for enhanced severance upon a change in control. In February 2017, the Compensation Committee adopted the Time Inc. Key Management Change in Control Severance Plan, which provides some of our executive officers, including Messes. D’Emic and Wong and Mr. Giangrande, a six month increase in their severance period if their employment is terminated without “cause” or they resign for “good reason” within 24 months following a change in control. (see “—Compensation Elements – Understanding the Decisions—Other Compensation Elements—Key Management Change in Control Severance Plan.”)

Clawbacks.    Our long term incentive awards are conditioned upon our right to recover from any grantee the award itself and any profits or earnings from such awards, including without limitation, profits from the sale of stock issued pursuant to an award, to the extent required by applicable law. This policy is incorporated into our equity plan. The Compensation Committee anticipates revisiting our clawback policy once final rules are issued under the Dodd-Frank Wall Street Reform and Consumer Protection Act and making such adjustments as are necessary to comply with regulatory requirements.

Stock Ownership Guidelines.    Our Compensation Committee has adopted a policy requiring our executives to own a multiple of their base salary in our common stock (unvested RSUs are treated as stock for this purpose). In the case of our Chief Executive Officer, the multiple is five times base salary; our Chief Financial Officer, two times base salary; and all other executive officers, one times base salary. Beginning in 2015, the executive officers were required to retain 50% of the net after tax shares received from equity awards until the required multiple is achieved.

Compensation Elements – Understanding the Decisions

Our executive compensation decisions are made holistically with due consideration of an executive’s total compensation consisting of NEO base salaries, target bonuses and equity award values (representing in the aggregate total direct compensation). Initial decisions regarding executive compensation were made by the Compensation Committee in February 2016 during our annual merit review process. These decisions were the culmination of a review process that began in October 2015, with the commissioning of the benchmarking and peer group review and continued over several meetings in late 2015 and early 2016. A similar review process was conducted beginning in October 2016 for the 2017 annual merit review process, including with respect to compensation adjustments for executive officers in new roles.

Base Salary

The base salaries of all NEOs except Ms. Wong, who joined our company in January 2016, were increased during our annual merit review process in February 2016. Additional off-cycle increases to base salary made during 2016 were made to reflect the assumption of new roles. These compensation decisions (as well as the determination of Ms. Wong’s initial base salary) were made with due consideration of the level, criticality and scope of the role in our Company, with decision makers informed by compensation data from internal and external sources (e.g., survey market data and internal comparators) as described above in “—How 2016 Compensation Decisions Were Made – Governance & Process—Use of Comparative Market Data”. Increases made during the annual merit review process also depend on the availability of a general “merit” increase budget (incorporated into the Board approved budget) with the amount differentiated based on due consideration of the above mentioned factors as well as individual performance. Each NEO is party to an employment agreement that provides that annual base salaries may not be reduced.

The chart below shows the base salaries for our NEOs (i) at the beginning of 2016, (ii) after increases made during the February 2016 annual merit process, and (iii) as applicable, following off-cycle increases together with the rationale for such increases. None of the NEOs received an annual base salary increase during the February 2017 annual merit process and compensation review.

	Base Salary (at the beginning of 2016)	Base Salary (after 2016 annual merit review)	Base Salary (after off-cycle increase(s))		Rationale for Off- cycle Increase
Joseph A. Ripp Executive Chairman and Former Chief Executive Officer	$1,100,000	$1,130,000	—		—
Richard Battista President and Chief Executive Officer	$800,000	$850,000	$1,200,000		Reflected promotion to Chief Executive Officer
Susana D’Emic Executive Vice President and Chief Financial Officer	$386,250	$397,838	$450,000	$650,000	Midyear increase to $450,000 reflected expansion of responsibilities Additional increase reflected promotion to EVP, Chief Financial Officer

	Base Salary (at the beginning of 2016)	Base Salary (after 2016 annual merit review)	Base Salary (after off-cycle increase(s))	Rationale for Off- cycle Increase
Jennifer Wong Executive Vice President and Chief Operating Officer	$500,000	$500,000	$750,000	Reflected promotion to Chief Operating Officer
Mark Ford Executive Vice President, Chief Revenue Officer, Global Advertising	$825,000	$850,000	—	—
Gregory Giangrande Executive Vice President, Chief Human Resources Officer and Chief Communications Officer	$650,000	$675,000	$700,000	Reflected addition of responsibilities as Chief Communications Officer

Jeffrey J. Bairstow Former Executive Vice President and Chief Financial Officer	$900,000	$950,000	—	—
Evelyn Webster Former Executive Vice President	$825,000	$850,000	—	—

Annual Cash Incentive Compensation

In 2016, our annual cash incentive compensation program was administered under the 2014 Omnibus Incentive Compensation Plan (the 2014 Omnibus Plan”) pursuant to which each NEO (other than Ms. D’Emic, who was not then an executive officer) was granted a “cash-based award” with a maximum value of $6 million, subject to a downward discretionary adjustment that was designated as a “performance-based award”. The program was designed to cause bonuses paid to the NEOs to qualify as deductible performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986 (the “Tax Code”). Under the umbrella of the cash-based award granted under the 2014 Omnibus Plan, the Committee established target bonuses and developed the 2016 annual incentive plan (“2016 AIP”). The 2016 AIP provides the Committee with the framework for determining the amount of each NEO’s annual bonus payment.

Target Bonuses.    The target bonus for each NEO was reviewed in February 2016 during our annual review process. Additional off-cycle increases to target bonus were made for some NEOs to reflect the assumption of new roles. Each adjustment applies only to the service period and salary earned following the change. Target bonuses are established and adjusted with due consideration of the level, criticality and scope of the role in our Company, with decision makers informed by compensation data from internal and external sources (e.g., survey market data and internal comparators) as described above in “—How 2016 Compensation Decisions Were Made – Governance & Process—Use of Comparative Market Data.” Additionally, the Compensation Committee seeks to maintain a high percentage of NEO total direct compensation allocated toward variable pay.

The chart below shows the (i) NEO’s 2016 weighted target bonus, reflecting the aggregated dollar value of the pro rata target bonus for their tenure in the different positions held during the year; (ii) the target bonus at the beginning of 2016, (ii) the adjusted target bonuses after increases (if any) made in February 2016 as part of our regular compensation review, and (iii) the adjusted target bonus following any off-cycle increase(s) together with the rationale for such off-cycle increases. None of the NEOs received a target bonus increase during the February 2017 annual compensation review.

	2016 Target Bonus ($)	Target Bonus (at the beginning of 2016)	Target Bonus (after 2016 annual review)	Target Bonus (after off-cycle adjustments)		Rationale for Off- cycle Increase
Joseph A. Ripp Executive Chairman and Former Chief Executive Officer	$1,689,467	150% of Base Salary	150% of Base Salary	$1,420,000 (guaranteed)		Guarantee provided in connection with an employment agreement amendment transitioning Mr. Ripp to Executive Chairman
Richard Battista President and Chief Executive Officer	$1,104,201	75% of Base Salary	100% of Base Salary	150% of Base Salary		Increase to 100% of Base Salary reflected expansion of responsibilities Increase to 150% reflected promotion to Chief Executive Officer
Susana D’Emic Executive Vice President and Chief Financial Officer	$324,740	$250,000	$250,000	65% of Base Salary	100% of Base Salary	Increase to 65% of Base Salary reflected expansion of responsibilities Increase to 100% of Base Salary reflected promotion to EVP, Chief Financial Officer
Jennifer Wong Executive Vice President and Chief Operating Officer	$566,940	100% of Base Salary	100% of Base Salary	—		—
Mark Ford Executive Vice President, Chief Revenue Officer, Global Advertising	$640,936	70% of Base Salary	$650,000	—		—
Gregory Giangrande Executive Vice President, Chief Human Resources Officer and Chief Communications Officer	$585,089	70% of Base Salary	85% of Base Salary	100% of Base Salary		Increase to 85% of Base Salary reflected expansion of responsibilities Increase to 100% reflects addition of responsibilities as Chief Communications Officer

Jeffrey J. Bairstow Former Executive Vice President and Chief Financial Officer	$943,852	100% of Base Salary	100% of Base Salary	100% of Base Salary ($800,000 guaranteed)		Guarantee in connection with employment agreement amendment transitioning Mr. Bairstow out of his role as Chief Financial Officer
Evelyn Webster Former Executive Vice President	$563,593	100% of Base Salary	100% of Base Salary	—		—

Establishment of Financial Metrics.

Threshold Metric.    The threshold metric (the “Threshold”) established by the Compensation Committee under the 2014 Omnibus Plan for the 2016 bonus program was positive Adjusted Pre-Tax Operating Income. This metric was intended as a basic measure of profitability that would adjust for certain reasonably anticipated expenses and was not intended to be indicative necessarily of underlying operational performance. Under the terms of our annual incentive program, the Company must achieve the Threshold performance level before any annual cash incentive could be paid to NEOs. Positive Adjusted Pre-Tax Operating Income is a non-GAAP metric and the adjustments used in its calculation are included in Annex A of this Form 10-K/A.

2016 AIP Performance Metrics Overview.    The performance metrics under the 2016 AIP were established by our Compensation Committee in February 2016 and derived from our financial and operational plan. Under the 2016 AIP, 70% of the target bonus was calculated based on our performance against financial goals and 30% was calculated based on an assessment of individual performance against strategic operational goals. The strategic operational metrics were based on the metrics first articulated by Mr. Ripp in anticipation of our Spinoff and affirmed by the Compensation Committee as the appropriate strategic operational goals for the 2016 AIP. The use and relative weighting of financial and strategic operating metrics advanced the philosophy that each NEO should be held accountable for our financial performance as well as his or her individual performance in advancing our strategic operational goals.

2016 AIP - Financial Performance Metrics.    In 2016, the Compensation Committee selected two financial metrics: (1) adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) and (2) adjusted free cash flow (“Adjusted Free Cash Flow”). These metrics were selected because they align with the metrics we use to describe our financial performance to the investment community. The use of two metrics and their weighting (85% Adjusted OIBDA and 15% Adjusted Free Cash Flow) were intended to provide an appropriately balanced measure of our current year’s performance and its impact on our future growth. The metrics are non-GAAP metrics and the adjustments used in their calculation are included in Annex A of this Form 10-K/A. The table below shows the 2016 AIP payout percentages for the financial performance criteria at certain performance levels.

	Framework for Financial Metrics ($ in millions) (1)
Financial Measures	50%(2)	100%	150%(3)

Adjusted OIBDA	$ 368	$ 460	$ 529
Adjusted Free Cash Flow	$ 104	$ 130	$ 150

(1)	Payouts are determined by interpolation if performance is between any of the levels shown.

(2)

Represents the threshold level of performance needed to earn the financial performance component of the 2016 AIP. Established at 80% of target. Achievement of performance below this level would not result in a payout of the financial performance component of 2016 AIP.

(3)

Represents the maximum payout under the 2016 AIP. Established at 115% of target. Achievement of performance above this level would not result in a greater payout of the financial performance component of 2016 AIP.

2016 AIP - Strategic Operational Performance Metrics.    The strategic operational goals were first articulated by Mr. Ripp prior to the Spinoff and have served as our guideposts during this critical period of transformation. They are: (1) develop new revenue streams, (2) build digital scale and engagement, (3) enhance the core business, (4) drive business transformation, and (5) engage our talent. Beginning in 2016, the NEOs were asked to develop individual strategic operational goals within the five goals that focused on the six pillars of revenue crossover to sustainable profitability. These pillars were areas identified as having the highest potential for increasing the Company’s revenue potential. The six pillars were: (i) talent, (ii) digital, (iii) data, (iv) branded content and native solutions, (v) video and (vi) new experiences. Each of the NEOs developed written goals describing how they intended to work on those goals in 2016. These goals were reviewed (and in the case of Mr. Ripp approved) by the Compensation Committee. Ratings based on evaluation of performance against strategic operational goals could range from 0% to 150%, though evaluation of whether goals had been advanced was conducted on a more qualitative than quantitative basis.

Determination of Annual Cash Incentive Payouts.    In February 2017, the Compensation Committee certified that the Company had achieved the Threshold of positive Adjusted Pre-Tax Operating Income. In determining the amount of the actual bonus payment to the NEOs, the Compensation Committee considered our performance against the 2016 AIP financial metrics. The Compensation Committee also considered the individual performance of each NEO who remained employed against the strategic operational metrics based on a conversation with Mr. Battista regarding the performance of each of the NEOs (other than Mr. Ripp and Mr. Bairstow), their personal experience with the NEOs, and, in the case of Mr. Battista, a performance evaluation that included a detailed assessment. The Compensation Committee also separately evaluated the performance of Mr. Ripp and Mr. Bairstow. Based on its assessment, the Compensation Committee authorized bonus payments as set forth below consistent with the financial component calculation under the 2016 AIP and its evaluation of the performance of the NEOs against their strategic goals.

The calculation of these NEO bonuses is illustrated below:

Calculation of Performance Against Financial Goals

Threshold Metric	Actual ($ millions)	Achieved?

Positive Adjusted Pre-Tax Operating Income	$277	Yes

2016 AIP Financial Goals	Target ($ millions)	Actual ($ millions)	Rating

Adjusted OIBDA (85%)	$460	$401	67.9%
Adjusted Free Cash Flow (15%)	$130	$185	150.0%

Weighted Rating		(85% x 67.9%) + (15% x 150.0%)	80.2%

Calculation of Annual Cash Incentive Payment Amounts

NEO	Target Bonus ($)	2016 Bonus	=	Strategic Operational Component (30% wgt)	+	Financial Component Based on 80.2% (70% wgt)
Joseph A. Ripp Executive Chairman and Former Chief Executive Officer	$1,689,467	$1,455,307		$506,840		$948,467
Richard Battista President and Chief Executive Officer	$1,104,201	$1,033,974		$414,076		$619,898
Susana D’Emic Executive Vice President and Chief Financial Officer	$324,740	$279,731		$97,422		$182,309
Jennifer Wong Executive Vice President and Chief Operating Officer	$566,940	$530,883		$212,602		$318,280
Mark Ford Executive Vice President, Chief Revenue Officer, Global Advertising	$640,936	$532,874		$173,053		$359,821
Gregory Giangrande Executive Vice President, Chief Human Resources Officer and Chief Communications Officer	$585,089	$574,206		$245,737		$328,469

Jeffrey J. Bairstow Former Executive Vice President and Chief Financial Officer	$943,852	$813,035		$283,156		$529,879

Ms. Webster was not eligible to receive payments under the AIP but received, as an incremental severance benefit, an amount calculated under the same terms as the 2016 AIP pro-rated for service during the year, using actual financial results and a 100% strategic operational rating.

Long-Term Incentive Compensation

2016 Long-Term Incentive Program.    In early 2016, the Company adopted a long-term incentive program under the 2014 Omnibus Plan for the purpose of aligning the interests of the grantees with stockholders by weighting a significant percentage of their total compensation toward variable long-term compensation. To reinforce that equity compensation is a key element of the holistic compensation package, the Company communicated a non-binding target long-term incentive award to each executive officer (including each NEO). Award values were determined with due consideration of the level, criticality and scope of the role in our Company, with decision makers informed by compensation data from internal and external sources (e.g., survey market data and internal comparators) as described above in “—How 2016 Compensation Decisions Were Made – Governance & Process—Use of Comparative Market Data.” In February 2016, for executive officers eligible under the long-term incentive program (including the NEOs other than Ms. D’Emic who was not then an executive officer), 50% of the equity award value was issued in the form of nonqualified stock options (with the value converted to a number of options using a Black-Scholes valuation methodology) and 50% as RSUs (with the value converted to a number of RSUs based on the closing price of our common stock on the grant date). Ms. D’Emic’s equity grant under the long-term incentive compensation award was entirely in RSUs. Ms. Wong’s stock options were issued under the Time Inc. Inducement Award Plan, as the awards had been promised to her in connection with her employment by the Company and the award preserved the share pool under the 2014 Omnibus Plan. The two vehicle equity award structure for executive officers (RSUs and stock options) was designed to provide a balanced incentive to our senior management to focus on stock price performance.

Equity awards under the long-term incentive program vest ratably over a four-year period in annual installments, but vesting accelerates if employment terminates upon death or disability, or if there is a “change in control” (as defined in the 2014 Omnibus Plan) and, within 12 months following a change in control (extended to 24 months following a change in control for some NEOs as described in —Other Compensation Elements—Key Management Change in Control Severance Plan”), employment is terminated by us or because of a resignation for good reason. However, in the case of a change in control, except with respect to Mr. Battista as described in —Other Compensation Elements—Benefits and Perquisites—Richard Battista—Limited Excise Tax Protection, if the accelerated amount would be subject to an excise tax under Section 280G of the Tax Code, the accelerated portion is reduced to the extent this would result in the grantee receiving a larger net after tax value. Additionally, Mr. Ripp (age 65), who rejoined the Company in 2013 after having been employed by us earlier in his career, was contractually promised that his annual equity awards would vest on his retirement from the Company. Retirement equity vesting had been a Time Warner practice and was consistent with his expectations. The awards were granted pursuant to standard RSU and stock option agreements.

In February 2016, management communicated its equity award recommendations to the Compensation Committee based on the target LTI values communicated to NEOs and approved by the Committee. During 2016, off-cycle increases to target long-term incentive compensation were communicated (and, to the extent related to an NEO who was then an executive officer, approved by the Compensation Committee) to reflect the assumption of new executive officer roles. The chart below describes (i) the 2016 target long-term incentive compensation at the beginning of the year, and (ii) target long-term incentive compensation following any post-February 2016 off-cycle increases along with the rationale for such increases.

NEO	2016 Target LTI Award ($)(3)	2016 Target LTI Award (after off-cycle adjustments) ($)		Rationale for Off-cycle Increase
Joseph A. Ripp Executive Chairman and Former Chief Executive Officer	$4,000,000	$0 Upon his appointment as Executive Chairman, Mr. Ripp is no longer eligible for annual LTI Awards		Transition to Executive Chairman
Richard Battista President and Chief Executive Officer	$800,000	$3,000,000		Reflected promotion to Chief Executive Officer
Susana D’Emic Executive Vice President and Chief Financial Officer	$300,000	$350,000	$600,000	Increase to $350,000 reflected expansion of responsibilities Increase to $600,000 reflected promotion to EVP, Chief Financial Officer
Jennifer Wong(1) Executive Vice President and Chief Operating Officer	$400,000	$500,000		Reflected promotion to Chief Operating Officer
Mark Ford(2) Executive Vice President, Chief Revenue Officer, Global Advertising	$650,000	$0 Mr. Ford is no longer eligible for annual LTI Awards		Transition to EVP and Senior Strategic Sales Advisor,
Gregory Giangrande Executive Vice President, Chief Human Resources Officer and Chief Communications Officer	$400,000	$500,000		Reflected addition of responsibilities as Chief Communications Officer

Jeffrey J. Bairstow Former Executive Vice President and Chief Financial Officer	$1,300,000	—		—
Evelyn Webster	$800,000	—		—

NEO	2016 Target LTI Award ($)(3)	2016 Target LTI Award (after off-cycle adjustments) ($)	Rationale for Off-cycle Increase
Former Executive Vice President
(1)	Following review of 2017 compensation recommendations and benchmarking data, the Compensation Committee acted in December 2016 to increase Ms. Wong’s target long-term incentive compensation for 2017 to $650,000.
(2)	In December 2016, the Company announced that Mr. Ford was transitioning from the role of Executive Vice President, Chief Revenue Officer to Executive Vice President, Strategic Sales Advisor
(3)	Outperformance Plan amounts described below are not included in 2016 Target LTI Awards or considered adjustments to such targets

Outperformance Plan.  In February 2016, the Compensation Committee granted PSU under a long-term incentive compensation program (referred to as the “Outperformance Plan”) the terms of which were embodied in a form of performance stock unit award agreement issued under the 2014 Omnibus Plan. The Outperformance Plan was designed to incentivize executive officers and a select group of “game changers” identified as having potential to materially affect the Company’s results (including Ms. D’Emic, who was not then an executive officer) to accelerate the transformation of the Company. In adopting the Outperformance Plan, the Committee determined that a significant growth in our stock price over the following two years would be an appropriate proxy for the successful transformation of our Company. Stock price performance under the Outperformance Plan is measured as the average closing price of our common stock from February 15, 2018 through March 15, 2018, a date that will be after the filing of our Annual Report on Form 10-K for the period ended December 31, 2017 and should reflect full-year 2017 financial results. In the event of a change in control, the Company stock price performance will be determined at the time of the change in control.

Under the Outperformance Plan, the number of PSUs earned is based on the stock price performance, as described above. Threshold performance level was established at $17 per share, representing a stock price increase of approximately 18% from the grant date stock price of $14.38 (and representing for our stockholders an additional approximately $475 million of shareholder value creation1) and target performance at $20 per share (representing an almost 40% increase in stock price from the grant date and an additional approximately $800 million of shareholder value). There is no payout at $17, but achievement and payouts are a percentage of the target PSU award interpolated between 0% and 100% for performance between $17 and $20, and between 100% and 275% for performance between $20 and $26 (the maximum performance level). As a result, participants would not realize any value under the Outperformance Plan unless the Company’s stockholders first realize a significant return over and above the value of our stock at the date the Outperformance Plan awards were initially granted. The maximum performance level was established at $26 per share (representing a more than 80% stock price increase from the grant date and an additional approximately $1.5 billion of shareholder value). The Company communicated awards under the Outperformance Plan to the grantees in terms of a “projected” award value to focus them on a stretch objective using an intermediate goal of $22 per share. At $22 per share, the settlement value of the “projected” award value is determined based on the recipient becoming vested in twice the number of shares payable at target performance. The value realizable by each NEO at the “target” and “projected” award values for the PSUs granted pursuant to the Outperformance Plan in February 2016 is listed below:

NEO	Realizable Value @ Target $20/share	Realizable Value @ Intermediate Goal $22/share(2)
Joseph A. Ripp Executive Chairman and Former Chief Executive Officer	$2,272,720	$5,000,000
Richard Battista(1) President and Chief Executive Officer	$909,100	$2,000,000
Susana D’Emic(1) Executive Vice President and Chief Financial Officer	$227,280	$500,000
Jennifer Wong Executive Vice President and Chief Operating Officer	$909,100	$2,000,000
Mark Ford Executive Vice President, Chief Revenue Officer, Global Advertising	$909,100	$2,000,000
Gregory Giangrande Executive Vice President, Chief Human Resources Officer and Chief Communications Officer	$681,820	$1,500,000

Jeffrey J. Bairstow Former Executive Vice President and Chief Financial Officer	$1,136,360	$2,500,000

1 Our references to shareholder value in this paragraph refer to the increase in market capitalization of the Company from the adoption of the Outperformance Plan to March 15, 2018 plus the value of all dividends expected to be paid during such period, in each case based on approximately 110 million shares outstanding prior to the adoption of the Outperformance Plan.

NEO	Realizable Value @ Target $20/share	Realizable Value @ Intermediate Goal $22/share(2)
Evelyn Webster Former Executive Vice President	$909,100	$2,000,000
(1)

Does not include incremental Outperformance Plan award granted in 2016 in connection with a promotion following the original grant date under the Outperformance Plan. Such additional grants are described below

(2)	Values in this column rounded to the closest whole number.

The PSUs granted pursuant to the Outperformance Plan to Mr. Bairstow and Ms. Webster were forfeited on their last day of employment.

Inducement Award Plan. In February 2016, the Compensation Committee recommended, and the Board of Directors approved, the adoption of the Inducement Award Plan in connection with a grant of 85,836 stock options to Jennifer Wong, who was hired as our Executive Vice President, President, Digital. The Inducement Award Plan was adopted to ensure that the Company could continue to grant equity as an inducement to key talent to join our Company.

2016 Omnibus Plan. In April 2016, the Compensation Committee recommended, and the Board of Directors approved, the adoption of the 2016 Omnibus Plan to replace the 2014 Omnibus Plan and the suspension of the Inducement Award Plan. The adoption of the 2016 Omnibus Plan enables the Company to continue our equity compensation program, which the Compensation Committee believes is desirable because incentive compensation (including long-term equity compensation) is a key element of a holistic compensation package and a powerful and meaningful means of creating alignment between employees and the Company’s stockholders, as well as an industry-prevalent component of total compensation that is critical for attracting and retaining key talent. Stockholders approved the 2016 Omnibus Plan at the June 2016 annual meeting of stockholders. Accordingly, the 2014 Omnibus Plan and the Inducement Award Plan terminated, though outstanding awards thereunder remain outstanding and continue to be governed by the terms of the applicable plans under which the award was granted.

Stockholder Outreach; Program Changes. After the February 2016 meeting of the Compensation Committee, the chairman of our Compensation Committee and members of management spoke with holders of approximately 40% our common stock regarding their views on long-term incentive awards. In response to feedback from our stockholders, the Compensation Committee made a commitment to grant equity compensation that conditions the grant and/or vesting of equity awards upon the achievement of performance metrics that are tied to mid- to long-term financial performance and/or total shareholder return. In September 2016, the Compensation Committee made its first responsive change when it determined it would no longer determine the number of options to be granted on the Black Scholes valuation but would instead determine the number of options to be granted using a “rule of thumb” that equates the value of one option-type award to four full-value awards. The stock options granted to Mr. Battista in connection with his becoming President and Chief Executive Officer reflected this change.

Additionally, in 2016 the Compensation Committee reviewed plans for a new long-term incentive program, which was later approved in February 2017. Under the 2017 long-term incentive program, 50% of the equity granted to the executive officers is in time-vested RSUs, and 50% is in the form of PSUs that vest over a two year performance period. (The terms of Mr. Battista’s employment agreement contemplate that up to 66.23% of his total long-term incentive compensation may be granted as PSUs). The number of PSUs that vest under the 2017 long-term incentive program is dependent upon satisfaction of both time and performance based conditions, with the number of PSUs eligible to vest determined at the end of a two year performance period, and vesting occurring with respect to half of the amount so determined upon the Compensation Committee’s certification of performance and the remainder one year later. The equity mix is designed to align the interests of the executive officers with stockholders by weighting a significant percentage of an executive officer’s total compensation toward variable long-term compensation with minimal “downside protection” against poor Company and/or stock performance while maintaining sufficient financial reward necessary to incentivize executives in the current turnaround environment.

Promotion Equity Compensation Awards.

Richard Battista. In September 2016, the Compensation Committee granted additional equity compensation to Mr. Battista in connection with his becoming President and Chief Executive Officer as follows:

NEO	Stock Options (#)	RSUs ($)
Richard Battista President and Chief Executive Officer	400,000	1,500,000

Half of the stock option and RSU grants were intended to be a special 2016 grant (similar to a sign-on grant). The other half was intended to represent an accelerated grant of Mr. Battista’s 2017 long-term incentive compensation.

In addition, the Compensation Committee granted Mr. Battista the following additional award under the Outperformance Plan:

NEO	Realizable Value @ Target $20/share	Realizable Value @ Intermediate Goal $22/share(1)
Richard Battista President and Chief Executive Officer	$1,363,640	$3,000,000
(1)	Values in this column rounded to the closest whole dollar.

The additional Outperformance Plan award was intended to weight Mr. Battista’s compensation towards equity compensation and provide him with a stake equivalent to the award made to Mr. Ripp.

Under the terms of the Mr. Battista’s employment agreement and the applicable equity award agreements, if Mr. Battista’s employment is terminated without “cause” or he resigns for “good reason” as defined in his employment agreement, equity awards granted to Mr. Battista from and after the date he became President and Chief Executive Officer will continue to vest in accordance with their stated vesting schedule during the severance period, and if such termination occurs prior to the determination of the award earned under the Outperformance Plan, Mr. Battista remains eligible to receive the settlement of the PSUs awarded based on the Company’s stock price as provided in the plan on the same basis as if he had remained employed. Additionally, the equity awards granted to him in connection with his becoming our President and Chief Executive Officer provide for accelerated vesting (based upon achievement of performance objectives) upon a change in control.

Though it has been our policy not to provide single trigger vesting of equity awards upon a change in control, the additional protection was integral to Mr. Battista’s agreement to serve as our President and Chief Executive Officer in light of the unsettled nature of the media industry.

Gregory Giangrande and Susana D’Emic.    Mr. Giangrande and Ms. D’Emic each received additional Outperformance Plan awards in connection with the changes to their roles in October and November 2016, respectively, as follows:

NEO	Realizable Value @ Target $20/share	Realizable Value @ Intermediate Goal $22/share(1)
Susana D’Emic Executive Vice President and Chief Financial Officer	$454,540	$1,000,000
Gregory Giangrande Executive Vice President, Chief Human Resources Officer and Chief Communications Officer	$227,280	$500,000
(1)	Values in this column rounded to the closest whole dollar.

The additional Outperformance Plan awards were intended to bring the aggregate Outperformance Plan award values in line with Outperformance Plan awards made to other comparable executive officers.

Outperformance Plan – Aggregate Award Values.    Set forth below are the Outperformance Plan awards granted to the NEOs in 2016 that remain outstanding on the date hereof and the value that would be realized at different levels of performance in connection with the settlement of the PSUs.

NEO	Realizable Value @ Threshold $17/share	Realizable Value @ $1 Under Target $19/share	Realizable Value @ Target $20/share	Realizable Value @ $1 Over Target $21/share	Realizable Value @ Intermediate Goal $22/share(1)	Realizable Value @ Maximum $26/share
Joseph A. Ripp Executive Chairman and Former Chief Executive Officer	$0	$1,439,383	$2,272,720	$3,579,534	$5,000,000	$8,124,974
Richard Battista President and Chief Executive Officer	$0	$1,439,383	$2,272,740	$3,579,555	$5,000,000	$8,125,052
Susana D’Emic Executive Vice President and Chief Financial Officer	$0	$431,813	$681,820	$1,073,856	$1,500,000	$2,437,500
Jennifer Wong Executive Vice President and Chief Operating Officer	$0	$575,757	$909,100	$1,431,822	$2,000,000	$3,250,026
Mark Ford Executive Vice President, Chief Revenue Officer, Global Advertising	$0	$575,757	$909,100	$1,431,822	$2,000,000	$3,250,026
Gregory Giangrande Executive Vice President, Chief Human Resources Officer and Chief Communications Officer	$0	$575,757	$909,100	$1,431,822	$2,000,000	$3,250,026

(1) Values in this column rounded to the closest whole dollar.

Discretionary Compensation

When an executive officer (including the NEOs) has had significant achievements, the Compensation Committee has awarded additional discretionary compensation. The amount of the award and award vehicle (e.g., cash, equity) is determined by the Compensation Committee in its complete discretion and is designed to provide meaningful recognition for significant achievements. The use of discretionary awards is intended to foster employee engagement and goodwill.

In February 2017, the Compensation Committee awarded Mr. Giangrande a cash bonus of $180,000 in recognition of his significant efforts in connection with the restructuring of the Company’s workforce in 2016, including each of the workforce adjustments detailed above under “—2016 Highlights—Engage Our Talent.”

Other Compensation Elements

Employment Agreements and Severance Benefits. Our NEOs are each party to a fixed-term employment agreement that provides for severance benefits following certain types of employment termination. The employment agreements, which are common in the media and publishing industry for top executives, were important for recruiting our executives (including our NEOs) and also assist in retention. The severance provisions of the employment agreements are based on the significance of the NEO’s position, the estimated amount of time it would take the NEO to locate comparable employment following an employment termination, and our desire to attract, motivate and retain the NEO in a competitive environment. It has been our practice that the maximum severance period for our executive vice presidents be 18 months. The severance period of Ms. Webster, who is receiving severance, is 18 months. In connection with his assumption of the role of President and Chief Executive Officer, Mr. Battista’s severance period was increased to 24 months (which is consistent with Mr. Ripp’s severance period in that role).

Ripp and Bairstow Amendments. The severance period for Messrs. Ripp and Bairstow, which were established by Time Warner, prior to our Spinoff, is 24 months. In 2016, we amended the employment agreements of Messrs. Ripp and Bairstow in each case to facilitate a smooth transition from the Company. In the case of Mr. Ripp, who remains a member of our Board and Executive Chairman, the amendment provides that in the event that Mr. Ripp’s employment is terminated by the Company without cause, by Mr. Ripp for good reason or by mutual agreement, in any such case prior to September 30, 2018 (the end of the term of his agreement), the Company will be obligated to continue to provide Mr. Ripp the same compensation as though he continued to be employed through September 30, 2018. With respect to Mr. Bairstow, who remained employed by us through March 1, 2017, the amendment ensured an orderly transition of work to Ms. D’Emic while providing us with the ability to consult with him as we finalized the financial results for 2016. Mr. Bairstow’s 24-month severance period is measured from the March 1, 2017 termination date.

Set forth below are the severance periods under the NEOs’ employment agreements. During the severance period, an executive is entitled to receive periodic payments at an annualized rate equal to the sum of the executive’s annual base salary plus average annual bonus (or in the case of Messrs. Ripp and Bairstow, a guaranteed minimum bonus) as defined in each executive’s employment agreement. See also “—Potential Payments upon Termination of Employment or Change in Control.”

NEO	Contractual Severance Period
Joseph A. Ripp Executive Chairman and Former Chief Executive Officer	Until September 30, 2018
Richard Battista President and Chief Executive Officer	24 months
Susana D’Emic Executive Vice President and Chief Financial Officer	18 months
Jennifer Wong Executive Vice President and Chief Operating Officer	18 months
Mark Ford Executive Vice President, Chief Revenue Officer, Global Advertising	18 months
Gregory Giangrande Executive Vice President, Chief Human Resources Officer and Chief Communications Officer	18 months

Jeffrey J. Bairstow Former Executive Vice President and Chief Financial Officer	24 months (commenced March 1, 2017)
Evelyn Webster Former Executive Vice President	18 months (commenced August 31, 2016)

The treatment of the NEOs’ outstanding equity-based awards upon various employment termination events is generally governed by their employment agreements, our equity plan, and equity-based award agreements. For information regarding the terms of the employment agreements, see “—Narrative to 2016 Summary Compensation Table and 2016 Grants of Plan-Based Awards.”

Key Management Change in Control Severance Plan.    In February 2017, the Company adopted the Time Inc. Key Management Change in Control Severance Plan (the “CIC Severance Plan”) to provide certain enhanced benefits to key management employees who the Company determines are most likely to be impacted by a change in control (primarily the Company’s executive officers), so that they can continue to exercise their judgment and legal responsibilities without the potential for distraction and bias that can arise from concerns regarding their personal circumstances. The Plan contemplates that each employee designated to receive benefits under the Plan will receive a “participation notice.”

For all eligible executives, the form of notice adopted by the Company provides that in the event a participant’s employment is terminated without “cause” or they resign for “good reason” within 24 months following a change in control, severance benefits will be calculated under existing plans, policies and agreements with the Company, but modified (to the extent such modification constitutes an enhancement) so that (i) the calculation of the bonus component of salary continuation will be based on target bonus in lieu of “average annual bonus” if using target bonus results in a higher benefit, (ii) the severance period shall be no less than 12 months (the “Minimum Severance Period”) or such longer period set forth in the participant’s current employment agreement with the Company (the “Contract Severance Period”) and (iii) the period that a qualifying termination will result in favorable treatment (e.g., accelerated vesting) of equity awards (to the extent such treatment is provided) will be extended from 12 months following a change in control to 24 months following a change in control. In addition, the Plan promises each participant payment of his or her legal fees in the event the participant brings suit in good faith to enforce his or her rights under the Plan or under any existing plan, policies or agreements enhanced pursuant to the Plan. The Plan also permits the Company to establish an enhanced severance period (i.e., a period greater than both the Minimum Severance Period and the Contract Severance Period). In connection with the adoption of the Plan, the Committee provided for a 6 month change in control severance enhancement for Messes. D’Emic and Wong and Mr. Giangrande above their Contract Severance Periods (from 18 months to 24 months) that will apply if their employment ends as a result of a qualifying termination during the protection period. Mr. Battista’s severance period has not been enhanced, and will continue to be the Contract Severance Period specified in his existing employment agreement.

Benefits and Perquisites.    We generally do not consider executive benefits or perquisites a significant part of our total compensation. In addition to broad-based plans available to all of our employees who meet the eligibility terms, benefits and/or perquisites in 2016 for those of our NEOs that enjoyed executive benefit and perquisites included:

NEO	2016 Benefits and Perquisites
Joseph A. Ripp Executive Chairman and Former Chief Executive Officer

Life Insurance:    $50,000 per year which can be used by Mr. Ripp to purchase life insurance coverage

Supplemental Savings Plan:  $11,750 matching allocation. See description of the plan below.

CEO Co-Pilot Reimbursement:  $110,805 See description below.

Legacy Arrangements:     See description below.

Richard Battista President and Chief Executive Officer

Limited Excise Tax Protection: The Company must gross up Mr. Battista’s parachute taxes if a change in control occurs within two years following the effective date of his contract (i.e., on or prior to September 12, 2018).

Legal Fees Reimbursement: The Company has agreed to reimburse Mr. Battista up to $25,000 for attorneys’ fees incurred by Mr. Battista in connection with the re-negotiation of his employment agreement in connection with his becoming our President and Chief Executive Officer.

Mark Ford Executive Vice President, Chief Revenue Officer, Global Advertising

Supplemental Savings Plan:    Though Mr. Ford did not defer contributions into this plan in 2016, and thus received no 2016 matching allocation, Mr. Ford continues to participate in this plan with respect to prior years’ deferrals. See description of the plan below.

Country Club Membership Dues:  $13,969. Consistent with longstanding practice, we reimburse Mr. Ford for the membership dues at his country club.

Legacy Arrangements:     See description below.

Gregory Giangrande Executive Vice President, Chief Human Resources Officer and Chief Communications Officer	Supplemental Savings Plan: $11,750 matching allocation. See description of the plan below.

Jeffrey J. Bairstow Former Executive Vice President and Chief Financial Officer

Life Insurance:    $31,008 representing two times the 2016 premium for $2,000,000 life insurance coverage under a standard group universal life insurance policy, which can be used by Mr. Bairstow to purchase such coverage.

Supplemental Savings Plan:    $11,750 matching allocation. See description of the plan below.

Evelyn Webster Former Executive Vice President

Tax Advisory Services:    In 2010, we began providing Ms. Webster with tax advisory services in connection with her relocation to the United States from our UK offices. In October 2014, we determined to continue to provide Ms. Webster with US and UK tax advice for the remainder of Ms. Webster’s period of employment with Time Inc., and for a post-employment period. Ms. Webster incurred $15,150 in tax advisory expenses in 2016.

Supplemental Savings Plan:    $11,750 matching allocation. See description of the plan below.

CEO Co-Pilot Reimbursement.    Due to safety concerns, the Board of Directors required Mr. Ripp to engage a professional co-pilot when piloting his own personal aircraft and agreed to reimburse Mr. Ripp for the related expenses on an after-tax basis. These expenses include reimbursement for the use of Mr. Ripp’s aircraft for “deadhead” (i.e., no-passenger) flights that the co-pilot takes to return to his/her home base in between flights and then to return to pick up Mr. Ripp, including fuel costs and airport fees and a pro rata portion of the reserve for the periodic overhaul of the aircraft’s engine. The reimbursement also included reimbursement for the taxes on income imputed to Mr. Ripp in respect of the foregoing. Following Mr. Ripp’s transition from Chairman and Chief Executive Officer to Executive Chairman, the CEO Co-Pilot Reimbursement policy ceased to apply.

Supplemental Savings Plan.    The Time Inc. Supplemental Savings Plan is a nonqualified deferred compensation plan open to all participants in the Time Inc. Savings Plan (our broad-based 401(k) plan) whose compensation exceeds the IRS qualified plan compensation limit, including each of our NEOs. The Supplemental Savings Plan has a matching formula that mirrors the matching formula under the Time Inc. Savings Plan for eligible compensation between the Time Inc. Savings Plan limit ($265,000 for 2016) and $500,000 per year. We established the Time Inc. Supplemental Savings Plan effective January 1, 2014 as a continuation of the Time Warner Supplemental Savings Plan for certain Time Inc. participants. Under the Time Inc. Supplemental Savings Plan we allocate a 100% match on the first 4% of compensation between the IRS 401(k) compensation limit and $500,000 that the participant elects to defer into the plan (such amounts, “additional deferral compensation”) and 50% of the next 2% of such additional deferral compensation.

Limited Excise Tax Protection.    In connection with Mr. Battista becoming our President and Chief Executive Officer, Mr. Battista sought, and the Compensation Committee approved, payment of gross-up of parachute excise taxes payable by him if a change in control occurs prior to the second anniversary of his becoming President and Chief Executive Officer. Though it has been our policy not to provide excise tax gross ups in connection with a change in control, the additional protection was integral to Mr. Battista’s agreement to serve as our President and Chief Executive Officer in light of the unsettled nature of the media industry. Additionally, the Compensation Committee recognized that because Mr. Battista’s earnings prior to assuming his new role were substantially lower than his projected earnings as our President and Chief Executive Officer and because in connection with his appointment he was receiving enhanced equity awards that would not vest in the ordinary course for several years, there would be a higher likelihood that a change in control in the first two years of Mr. Battista’s tenure as President and Chief Executive Officer would result in the imposition of parachute excise taxes, which would significantly reduce any severance payments due to him.

Country Club Membership Dues Reimbursement.    As our lead salesman, Mr. Ford frequently uses his country club privileges for business purposes. Under a longstanding arrangement, we reimburse Mr. Ford for this expense.

Legacy Arrangements.    In 2016, Messrs. Ripp and Ford participated in legacy programs relating to their former employment with Time Inc. as described below:

Time Inc. Deferred Compensation Plan

Mr. Ripp participates in the Time Inc. Deferred Compensation Plan, a frozen non-qualified plan that was established effective January 1, 2014 as a continuation of the Time Warner Deferred Compensation Plan for certain Time Inc. participants. Mr. Ripp’s balance under that plan relates to his prior employment with Time Inc. For more information about this plan, see “2016 Nonqualified Deferred Compensation—Time Inc. Deferred Compensation Plan.”

Time Warner Pension Plan

Messrs. Ripp and Ford are participants of a broad-based defined benefit pension plan sponsored by Time Warner by virtue of their pre-Spinoff service with us. That plan was closed to new hires and employees with less than one year of service after June 30, 2010, and amended effective December 31, 2013, to freeze “average annual compensation” so that the benefit under the applicable plan could not grow due to any future pay increases after that date.

Tax and Accounting Implications

As a general rule, cash compensation payable to our NEOs is includible as taxable income for the NEO in the year it is paid and is expensed in our financial statements as incurred. Income attributable to RSUs and PSUs granted by us is includible as taxable income for the NEO in the year that shares are distributed in settlement of such awards (with the amount included based on the fair market value of the shares distributed upon vesting). Income attributable to the exercise of stock options granted by us (all of which are nonqualified stock options) is includible as taxable income for the NEO upon exercise of the stock option in an amount equal to the excess of the fair market value on the date of exercise over the exercise price. Under accounting rules, the fair value of our equity awards, determined as of their grant date, is expensed in our financial statements over the vesting period.

Except as provided below because of the effect of Section 162(m) or Section 280G of the Tax Code, we are generally able to take a deduction in respect of compensation in the same amount, and in the same year, as it is included in an NEO’s taxable income.

Section 162(m) of the Tax Code.    With certain exceptions, Section 162(m) of the Tax Code limits the deductibility of compensation paid by a public company in any year to its chief executive officer and the next three most highly paid executive officers other than the chief financial officer to $1 million each. The cash-based, performance based awards issued pursuant to our 2016 annual incentive compensation program and administered under the 2014 Omnibus Plan is intended to pay qualifying performance based compensation that is exempt from the $1 million limitation. Similarly the PSUs granted pursuant to the Outperformance Plan under both the 2014 Omnibus Plan and the 2016 Omnibus Plan are intended to be performance-based compensation.

Compensation related to the exercise of stock options with an exercise price no less than fair market value on the grant date that are issued under a parent company’s pre-spinoff plan or within 12 months of a spinoff is also exempt under a Section 162(m) transition rule regardless of when the options are exercised. Stock options granted to our NEOs under our equity plans post-spinoff are exempt under another transition rule. However, time-vested RSUs granted by us (including time-vested RSUs granted to Mr. Giangrande as replacement for awards forfeited by Time Warner in connection with the Spinoff that vested in 2016) are not considered “performance-based compensation” and are not eligible for any transition relief. Accordingly, in 2016, $761,000 of compensation related to the RSUs granted to Messrs. Battista, Ford and Giangrande and Ms. Wong was not deductible by us.

We intend to consider deductibility as one factor in determining executive compensation; however, in order to best serve our stockholders’ interests, we will retain the flexibility to approve compensation that is not deductible for tax purposes.

Section 280G of the Tax Code.    Section 280G of the Tax Code denies a tax deduction on certain compensation payments to any “disqualified individual” (which term would include our NEOs) that are contingent upon a “change in ownership or control” of the Company. A tax deduction for compensation in excess of the disqualified individual’s average annual taxable compensation is denied, but only if the aggregate change in control payments to the individual equal or exceed three times the individual’s average annual taxable compensation (i.e., the 280G parachute tax threshold). In addition, if the threshold is exceeded, a 20% excise tax is imposed under Section 4999 of the Tax Code on the entire amount of the disqualified individual’s change in control payments (and not merely the amount of such payments in excess of the 280G parachute tax threshold). A rebuttable presumption would treat as a “parachute payment” severance benefits that are provided within twelve (12) months of a change in control.

Additionally, our equity award agreements generally provide for accelerated vesting of equity awards if employment is terminated within 12 months following a change in control (as defined in our 2014 Omnibus Plan, Inducement Award Plan and 2016 Omnibus Plan, as applicable), except that if the accelerated amount would be subject to an excise tax under Section 280G, the value of the acceleration is reduced if this would result in the grantee receiving a larger net after tax value. Stock options that accelerate pursuant to this provision remain exercisable for three (3) months following the date employment terminates.

With the exception of the limited excise tax protection afforded to Mr. Battista see “—Compensation Elements – Understanding the Decisions—Other Compensation Elements—Benefits and Perquisites—Richard Battista—Limited Excise Tax Protection” we do not generally provide excise tax gross ups for parachute payments. Moreover, we contractually require each of our NEOs to take mitigating actions to preserve the Company’s tax deduction for payments otherwise subject to Section 280G of the Tax Code, and, under the terms of our post-Spinoff standard equity award agreements and a CIC Severance Plan, any accelerated vesting is reduced to the extent such reduction results in a greater net after tax benefit to the employee.

Section 409A of the Tax Code.    Our NEO employment agreements equity plans and deferred compensation plans provide that any “nonqualified deferred compensation” will be administered (and if necessary adapted) so as to avoid the imposition of the excise tax under Section 409A.

Compensation Committee Report

The Compensation Committee reviewed and discussed this Compensation Discussion and Analysis with management.

Based on that review and discussion, the Compensation Committee recommended to the Board of Directors of Time Inc. that the Compensation Discussion and Analysis be included in the Proxy Statement and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

David A. Bell, Chair

Dennis J. FitzSimons

Betsy D. Holden

Kay Koplovitz

Sir Howard Stringer

Compensation Risk

In February 2016 and again in February 2017, the Compensation Committee’s independent consultant conducted a risk assessment of our compensation programs and policies for employees, including our executive officers and employees. As part of this assessment, the consultant reviewed and analyzed the major components of our compensation, including (i) base salary, (ii) annual bonuses, (iii) long-term incentive programs (including cash-based incentive plans and equity-based incentive plans), (iv) sales incentive plans and commission plans and (v) retirement programs. After reviewing the compensation risk assessment, the Compensation Committee determined that any risks arising from our compensation programs and policies would not be reasonably likely to have a material adverse effect on us.

2016 Summary Compensation

The table below summarizes the total compensation earned by each of the Company’s named executive officers (NEOs) for the years ended December 31, 2016, 2015, and 2014.

Name and Principal Position	Year	Salary (1)		Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Non- qualified Deferred Compensation Earnings (6)	All Other Compensation (7)	Total

Joseph A. Ripp (8)	2016	$1,126,539	$	1,420,000	$2,683,502	$2,000,000	$35,307	$—	$187,343	$7,452,691
Executive Chairman	2015	$1,088,462	$	—	$1,507,885	$1,624,998	$1,315,968	$—	$188,495	$5,725,808
and Former Chief	2014	$1,003,847	$	650,000	$1,109,320	$1,250,000	$1,517,850	$181,174	$77,123	$5,789,314
Executive Officer
Richard Battista (9)	2016	$950,577	$	—	$2,581,071	$1,187,998	$1,033,974	—	$13,250	$5,766,870
President and Chief
Executive Officer
Susana D’Emic (10)	2016	$453,351	$	—	$549,591	$—	$279,731	$—	$13,078	$1,295,751
EVP and Chief
Financial Officer
Jennifer Wong (11)	2016	$572,115	$	500,000	$545,170	$199,998	$530,883	—	$9,615	$2,357,781
EVP, Chief Operating
Officer
Mark Ford	2016	$847,115	$	—	$655,211	$324,998	$532,874	$93,420	$27,219	$2,480,837
EVP, Chief Revenue	2015	$822,115	$	—	$394,339	$324,998	$464,474	—	$38,531	$2,044,457
Officer, Global Advertising
Gregory Giangrande (12)	2016	$677,404	$	180,000	$542,897	$199,998	$574,206	—	$25,000	$2,199,505
EVP, Chief Human
Resources Officer, Chief
Comm. Officer

Jeffrey J. Bairstow (13)	2016	$944,231	$	800,000	$1,033,607	$649,998	$13,035	—	$56,008	$3,496,879
Former EVP and Chief	2015	$891,346	$	350,000	$742,325	$599,999	$714,808	—	$43,014	$3,341,492
Financial Officer	2014	$825,000	$	350,000	$665,588	$749,998	$809,520	—	$37,338	$3,437,444
Evelyn Webster (14)	2016	$585,577		—	$721,245	$399,998	—	$576,630	$1,060,245	$3,343,695
Former Executive Vice	2015	$822,115	$	—	$556,750	$399,998	$603,885	$92,995	$28,000	$2,503,743
President	2014	$790,250	$	—	$532,458	$599,999	$591,809	$274,501	$11,310	$2,800,327

(1)	Salary represents actual salary earned during each applicable year plus, in the case of Ms. Webster, the payment of $22,885 of accrued but unused vacation.

(2)

The amounts set forth in the Bonus column reflect NEO bonuses that were not dependent on performance achievements. For 2016, this included (i) $1,420,000 and $800,000 to Messrs. Ripp and Bairstow, respectively, of bonuses guaranteed under the employment agreement amendments, (ii) a $500,000 sign on bonus paid to Ms. Wong, and (iii) a $180,000 discretionary bonus awarded to Mr. Giangrande in recognition of his significant efforts in connection with the restructuring of the Company’s workforce. No amount is included in this column for Ms. Webster; this amount is incorporated in the All Other Compensation column. For 2015, this included a $350,000 discretionary bonus paid to Mr. Bairstow in recognition of his work on the sale of the Blue Fin building. For 2014, this included Spinoff-related bonuses of $650,000 and $350,000 for Messrs. Ripp and Bairstow, respectively.

The Company has previously reported in the Bonus column the portion of 2015 AIP and 2014 AIP payouts attributable to an NEO’s individual performance against strategic operational goals. Because these amounts were dependent on achievement of performance objectives, the Company has determined that they are more properly included in the Non-Equity Incentive Compensation column. Accordingly, the following amounts that were previously reflected in the Bonus column are now incorporated in the Non-Equity Compensation column: for 2015: $489,329 (Mr. Ripp), $173,234 (Mr. Ford), $265,075 (Mr. Bairstow) and $200,146 (Ms. Webster), and for 2014: $450,000 (Mr. Ripp), $240,000 (Mr. Bairstow), and $175,455 (Ms. Webster).

(3)

The amounts set forth in the Stock Awards column for 2016 represent (i) the grant date fair value of RSU awards granted to each NEO under the 2014 Omnibus Plan on February 8, 2016 as part of our long-term incentive compensation program and an additional RSU award granted to Mr. Battista under the 2016 Omnibus Plan on September 13, 2016 in connection with his becoming our President and Chief Executive Officer (one-half of which is a special 2016 grant and the other half of which represents an accelerated grant of his 2017 long-term incentive compensation), in each case calculated in accordance with ASC Topic 718 based on the assumption that the value of each RSU was equal to the closing sale price of one share of Time Inc. common stock reported on the NYSE Composite Tape on the date of grant, discounted to exclude the estimated dividend yield during the vesting period, and (ii) the grant date value of PSU awards granted to each NEO under the 2014 Omnibus Plan on February 8, 2016 and supplemental PSU awards granted under the 2016 Omnibus Plan to each of Mr. Battista (on September 13, 2016), Ms. D’Emic (on November 7, 2016) and Mr. Giangrande (on October 17, 2016), in each case in connection with changes in their roles. The grant date fair values of the PSUs were calculated in accordance with ASC Topic 718 using a Monte Carlo simulation that used various assumptions including an expected term based on the period from the grant date to March 15, 2018, the last day of the performance period, and, (a) for the February grants, an expected volatility of 29.3% and a risk free interest rate of .68%, and (b) for the other grants, an expected volatility of 33.2% and a risk free interest rate of ..715%. The maximum possible payouts for the PSU awards granted in February are: $8,124,974 (Mr. Ripp), $3,250,026 (Mr. Battista), $812,526 (Ms. D’Emic), $3,250,026 (Ms. Wong), $3,250,026 (Mr. Ford), $2,437,500 (Mr. Giangrande), $4,062,500 (Mr. Bairstow) and $3,250,026 (Ms. Webster). The maximum possible payouts for the supplemental PSU awards are: $4,875,026 (Mr. Battista), $1,624,974 (Ms. D’Emic) and $812,526 (Mr. Giangrande). PSU awards granted to Mr. Bairstow and Ms. Webster were forfeited on their last day of employment.

The amounts set forth in the Stock Awards column for 2015 represent the grant date fair value of RSU awards under the 2014 Omnibus Plan on February 13, 2015 as part of our long-term incentive compensation program and, in the case of Messrs. Bairstow and Ford and Ms. Webster, a supplemental award of RSUs, in each case calculated in accordance with ASC Topic 718 based on the assumption that the value of each RSU was equal to the closing sale price of one share of Time Inc. common stock reported on the NYSE Composite Tape on the date of grant, discounted to exclude the estimated dividend yield during the vesting period.

The amounts set forth in the Stock Awards column for 2014 represent the grant date fair value of RSU awards granted on June 23, 2014, calculated in accordance with ASC Topic 718 based on the assumption that the value of each RSU was equal to the closing sale price of one share of Time Inc. common stock reported on the NYSE Composite Tape on the date of grant, discounted to exclude the estimated dividend yield during the vesting period. The table does not include a grant of 45,723 RSUs to Ms. Webster on June 9, 2014 pursuant to the terms of the Employee Matters Agreement with Time Warner in replacement of Time Warner equity awards that terminated upon the Spinoff, since the awards thereby replaced were granted prior to 2014. The grant date value of the replacement RSUs, calculated in accordance with ASC Topic 718 based on the assumption that the value of each RSU was equal to the closing sale price of one share of Time Inc. common stock reported on the NYSE Composite Tape on the date of grant (without discounting for estimated dividend yield because this award provides for dividend equivalent rights) was $1,065,346.

(4)

The amounts set forth in the Option Awards column for 2016 represent (i) stock options granted on February 8, 2016 under the 2014 Omnibus Plan to each NEO (other than Ms. Wong), (ii) an inducement award of stock options granted on February 8, 2016 to Ms. Wong under the Inducement Award Plan, and (iii) a stock option award to Mr. Battista granted on September 13, 2016 under the 2016 Omnibus Plan in connection with his becoming our President and Chief Executive Officer (one-half of which is a special 2016 grant and the other half of which represents an acceleration of a portion of his 2017 long-term incentive compensation). The aggregate grant date fair value of these options was determined using the Black-Scholes option pricing model. The following assumptions were used with respect to the February 8, 2016 grants: an expected volatility of 30.39%, an expected term to exercise of 5.38 years from the date of grant, a risk-free interest rate of 1.35% and a dividend yield of 4.99%. The following assumptions were used with respect to the September 13, 2016 grant: an expected volatility of 26.83%, an expected term to exercise of 5.38 years from the date of grant, a risk-free interest rate of 1.39% and a dividend yield of 4.96%.

The amounts set forth in the Option Awards column for 2015 represent stock options awarded on February 13, 2015. The aggregate grant date fair value of these options was determined using the Black-Scholes option pricing model based on the following assumptions: an expected volatility of 27.22%, an expected term to exercise of 5.28 years from the date of grant, a risk-free interest rate of 1.69% and a dividend yield of 3.06%.

The amounts set forth in the Option Awards column for 2014 represent stock options awarded on June 23, 2014. The aggregate grant date fair value of these options was determined using the Black-Scholes option pricing model based on the following assumptions: an expected volatility of 28.27%, an expected term to exercise of 5.28 years from the date of grant, a risk-free interest rate of 1.88% and a dividend yield of 3%.

(5)

The amounts set forth in the Non-Equity Incentive Compensation column reflect payouts under 2016 AIP, 2015 AIP and 2014 AIP. For Messrs. Ripp and Bairstow it represents the amount in excess of the portion of their bonus that was guaranteed under their employment agreements. In 2015 and 2014, the Company had previously reported only that portion of each NEO’s 2015 AIP and 2014 AIP payouts attributable to the Company’s performance against the AIP financial metrics in this column. As described in footnote (2) of this table, the Company has determined that amounts previously reported in the Bonus column in 2015 and 2014 are more properly included in the Non-Equity Incentive Compensation column and has adjusted the 2015 and 2014 data in this column accordingly.

(6)

The amounts set forth in Change in Pension Value and Non-qualified Deferred Compensation Earnings column relate to benefits accrued before our Spinoff from Time Warner under the Time Warner Pension Plan and with respect to Ms. Webster reflect the aggregate annual change in the actuarial present value of her accumulated pension benefit under the IPC Media Pension Scheme, a frozen pension plan of our UK subsidiary. Time Inc. is no longer affiliated with Time Warner and is no longer liable for obligations related to the Time Warner Pension Plan.

Amounts from 2015 and 2014 also reflect benefits accrued under the terminated Time Inc. Excess Benefit Pension Plan. The Time Inc. Excess Pension Plan was terminated in 2014; distribution of all amounts due under that Plan was completed in 2015. The 2016, 2015 and 2014 amounts shown with respect to Ms. Webster were converted to US dollars based on a British pound to US dollar exchange rate of 1.2254, 1.4738 and 1.5579

The aggregate annual change in the actuarial present value of accumulated pension benefits under the Time Warner Pension Plan in 2016 for Mr. Ripp was negative $65,914 and for Mr. Ford was $93,420.

The aggregate annual change in the actuarial present value of accumulated pension benefits in 2015 were negative for Mr. Ripp (negative $5,871 under the Time Inc. Excess Plan and negative $9,015 under the Time Warner Pension Plan) and Mr. Ford (positive $12,631 under the Time Inc. Excess Plan and negative $57,110 under the Time Warner Pension Plan).

The aggregate annual change in the actuarial present value of the accumulated pension benefits in 2014 for Mr. Ripp represents the sum of their benefits under the Time Warner Pension Plan ($106,368) and the Time Inc. Excess Plan (Mr. Ripp: $74,806). The table reflects the pension value change for all of 2014 (though we ceased to be affiliated with Time Warner effective June 6, 2014). The present value of accrued benefits under the Time Inc. Excess Plan as of December 31, 2014 were calculated using the assumptions for the lump sum payment made in 2015 in connection with the termination of the Time Inc. Excess Plan.

(7)	The amounts shown in the All Other Compensation column for 2016 include the following:

Name	Severance and Post-Termination Payments(a)	Savings Plan Matching Contributions (b)	Supplemental Savings Plan Matching Contributions (c)	Payments Related to Life Insurance (d)	Other Payments (e)	Total All Other Compensation

Joseph A. Ripp	—	$14,788	$11,750	$50,000	$110,805	$187,343
Richard Battista	—	$13,250	—	—	—	$13,250
Susana D’Emic	—	$13,078	—	—	—	$13,078
Jennifer Wong	—	$9,615	—	—	—	$9,615
Mark Ford	—	$13,250	—	—	$13,969	$27,219
Gregory Giangrande	—	$13,250	$11,750	—	—	$25,000

Jeffrey J. Bairstow	—	$13,250	$11,750	$31,008	—	$56,008
Evelyn Webster	$1,020,095	$13,250	$11,750	—	$15,150	$1,060,245

(a)	Represents severance benefits paid to Ms. Webster for 2016.

(b)

Represents matching contributions under the Time Inc. Savings Plan, a broad-based qualified 401(k) savings plan, under which we match 100% of the first 4% of amounts of eligible compensation deferred and 50% of the next 2% of eligible compensation deferred, subject to IRS limits.

(c)

Represents matching contributions under the Time Inc. Supplemental Savings Plan. Under the Time Inc. Supplemental Savings Plan, we match 100% of the first 4% of amounts of the compensation in excess of the IRS 401(k) compensation limit up to $500,000 (such amount, “additional deferral compensation”) and 50% of the next 2% of such additional deferral compensation deferred.

(d)	Represents cash payments intended to allow Messrs. Ripp and Bairstow to purchase life insurance coverage.

(e)	For Mr. Ripp, reflects the cost of the services of a professional pilot for personal flights taken by Mr. Ripp on his personally-owned aircraft. Although Mr. Ripp is an experienced pilot, at the Board of Directors’ request Mr. Ripp agreed to use the services of a professional pilot due to safety concerns. The cost of these services for 2016 was $63,968, which includes reimbursement of expenses for the use of Mr. Ripp’s aircraft for “deadhead” (i.e., no-passenger) flights that the pilot took on the aircraft in order to return to his/her home base in between flights and then to return to pick up Mr. Ripp. Such reimbursed expenses comprise fuel costs and airport fees and a pro rata portion of the reserve for the periodic overhaul of the aircraft’s engine. The amount in this column also includes $46,837 that we paid Mr. Ripp in 2016 to reimburse him on an after-tax basis for the income imputed to him in respect of the aforementioned professional pilot services and related expenses.

For Mr. Ford, reflects the reimbursement of country club membership dues.

For Ms. Webster, reflects the reimbursement of tax advisory services provided to her by the Company.

(8)	Mr. Ripp served as the Company’s Chairman and Chief Executive Officer from September 2013 to September 12, 2016 and has served as our Executive Chairman from September 13, 2016.

(9)	Mr. Battista’s employment with us commenced in April 2015. Mr. Battista became the Company’s President and Chief Executive Officer on September 13, 2016.

(10)	Ms. D’Emic’s employment with us commenced in October 2013. She became the Company’s EVP, Chief Financial Officer on November 7, 2016.

(11)	Ms. Wong’s employment with us commenced in January 2016. She became the Company’s EVP, Chief Operating Officer on September 15, 2016.

(12)	Mr. Giangrande’s employment commenced with us in April 2012.

(13)

Mr. Bairstow’s employment with us commenced in September 2013. He ceased to be the Company’s EVP, Chief Financial Officer effective November 7, 2016. His employment with us ended effective March 1, 2017.

(14)	Ms. Webster commenced her employment with our UK affiliate in September 1992. Her employment with us ended on August 31, 2016.

2016 Grants of Plan-Based Awards

The following table presents information with respect to each award of plan-based compensation in 2016.

Name	Grant Date		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (#)(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)(3)		Grant Date Fair Value of Equity Incentive Plan, Stock and Option Awards ($)
			Threshold	Target	Maximum	Threshold	Target	Maximum
Joseph A. Ripp			$844,734	$1,689,467	$2,534,201
	2/8/16(	4)							139,082				$1,760,778
	2/8/16(	5)								858,369	$ 14.3	8	$2,000,000
	2/8/16(	6)				*(2)	113,636	312,499					$922,724
Richard Battista			$552,100	$1,104,201	$1,656,301
	2/8/16(	4)							27,816				$352,151
	2/8/16(	5)								171,673	$ 14.3	8	$399,998
	2/8/16(	6)				*(2)	45,455	125,001					$369,095
	9/13/16(	7)							104,748				$1,319,825
	9/13/16(	8)								400,000	$ 14.3	2	$788,000
	9/13/16(	9)				*(2)	68,182	187,501					$540,001
Susana D’Emic			$162,370	$ 324,740	$ 487,111
	2/8/16(	4)							21,905				$277,317
	2/8/16(	6)				*(2)	11,364	31,251					$92,276
	11/7/16(1	0)				*(2)	22,727	62,499					$179,998
Jennifer Wong			$283,470	$ 566,940	$ 850,410
	2/8/16(	4)							13,908				$176,075
	2/8/16(	5)								85,836	$ 14.3	8	$199,998
	2/8/16(1	0)				*(2)	45,455	125,001					$369,095
Mark Ford			$320,468	$ 640,936	$ 961,404
	2/8/16(	4)							22,600				$286,116
	2/8/16(	5)								139,484	$ 14.3	8	$324,998
	2/8/16(	6)				*(2)	45,455	125,001					$369,095
Gregory Giangrande			$292,544	$ 585,089	$ 877,633
	2/8/16(	4)							13,908				$176,075
	2/8/16(	5)								85,836	$ 14.3	8	$199,998
	2/8/16(	6)				*(2)	34,091	93,750					$276,819
	10/17/16(1	1)				*(2)	11,364	31,251					$90,003

Jeffrey J. Bairstow			$471,926	$ 943,852	$1,415,779
	2/8/16(	4)							45,201				$572,245
	2/8/16(	5)								278,969	$ 14.3	8	$649,998
	2/8/16(	6)				*(2)	56,818	156,250					$461,362
Evelyn Webster			$281,796	$ 563,593	$ 845,389
	2/8/16(	4)							27,816				$352,151
	2/8/16(	5)								171,673	$ 14.3	8	$399,998
	2/8/16(	6)				*(2)	45,455	125,001					$369,095

(1)

The amounts shown in these columns represent the threshold, target and maximum payouts for the NEOs under the 2016 AIP taking into account the impact of salary adjustments throughout the year and assuming a strategic rating for individual performance against strategic operational goals that matches the performance on the financial goals (i.e., 50% rating at threshold, 100% at target and 150% at maximum). Performance against financial goals represents 70% of the total award and individual performance against strategic operational goals represents 30% of the total award. Accordingly, if performance against financial goals were at threshold (i.e., 50%) and an NEO’s strategic rating at threshold financial performance were 0%, the NEO would receive only 70% of the value shown in the Threshold column.

The amounts shown in these columns do not reflect an overall threshold imposed under the 2016 AIP for the NEOs (other than Ms. D’Emic who was not an executive officer at the time of grant) that awards be contingent upon the Company’s achievement of positive Adjusted Pre-tax Operating income.

The calculations also do not take into account (i) in the case of Messrs. Ripp and Bairstow the impact of amendments to their employment agreement in connection with their transition out of their Chief Executive Officer and Chief Financial Officer roles, respectively, in which they were guaranteed a minimum bonus of $1,420,000 and $800,000 respectively and (ii) in the case of Ms. Webster the impact of her employment termination on August 31, as a result of which she received a pro rata 2016 AIP based on her service in 2016 and using a strategic rating of 100%.

(2)

The PSUs disclosed in this table were all granted pursuant to the Company’s Outperformance Plan, the terms of which are represented in a PSU Award Agreement issued under the 2014 Omnibus Plan for grants made prior to June 6, 2016 (and a PSU Award Agreement issued under the 2016 Omnibus Plan for grants made after June 6, 2016). Under the Outperformance Plan, the number of PSUs that vest (and Shares earned in respect of such vesting) is based on the average of closing price of a share of the Company’s common stock on each trading day during the period commencing on February 15, 2018 and ending on March 15, 2018 (the “Two Year Stock Price”). If the Two Year Stock Price is $17 or less, no PSUs vest and no Shares are earned. If the Two Year Stock Price is $18.50, 50% of the target award vests. The number of PSUs that vest and Shares earned upon attainment of a Two Year Stock Price between $17.01 and $18.50 is determined by interpolating the values between 0% and 50%. Accordingly at threshold performance, the number of PSUs that would vest and Shares delivered is a single unit. Maximum performance is achieved with a Two Year Stock Price of $26.

(3)	The stock option exercise price was equal to the closing sale price of Time Inc. common stock reported on the NYSE Composite Tape on the date of grant.

(4)

Reflects awards of RSUs granted under the 2014 Omnibus Plan as part of our long-term incentive compensation program on February 8, 2016. The RSUs vest ratably over four years on February 8th of each of 2017, 2018, 2019 and 2020.

(5)

Reflects awards of stock options granted under the 2014 Omnibus Plan (and for Ms. Wong under the Inducement Award Plan) as part of our long-term incentive compensation program on February 8, 2016. The stock options vest ratably over four years on February 8th of each of 2017, 2018, 2019 and 2020.

(6)

Reflects awards of PSUs granted pursuant to the Outperformance Plan under the 2014 Omnibus Plan on February 8, 2016. The vesting terms are as described in footnote 2 of this table. Each of Mr. Bairstow and Ms. Webster forfeited the Outperformance Plan awards received in 2016 when their employment terminated.

(7)

Reflects awards of RSUs granted on September 13, 2016 under the 2016 Omnibus Plan in connection with Mr. Battista’s election to Chief Executive Officer. The RSUs vest ratably over four years on September 13th of each of 2017, 2018, 2019 and 2020.

(8)

Reflects awards of stock options granted on September 13, 2016 under the 2016 Omnibus Plan in connection with Mr. Battista’s election to Chief Executive Officer. The stock options vest ratably over four years on September 13th of each of 2017, 2018, 2019 and 2020.

(9)

Reflects an award of PSUs granted on September 13, 2016 pursuant to the Outperformance Plan under the 2016 Omnibus Plan in connection with Mr. Battista’s becoming our Chief Executive Officer. The vesting terms are identical to the vesting terms described in footnote 2 to this table.

(10)

Reflects an award of PSUs granted on November 7, 2016 pursuant to the Outperformance Plan under the 2016 Omnibus Plan in connection with Ms. D’Emic’s becoming our EVP, Chief Financial Officer. The vesting terms are identical to the vesting terms described in footnote 2 to this table.

(11)

Reflects an award of PSUs granted on October 17, 2016 pursuant to the Outperformance Plan under the 2016 Omnibus Plan in connection with Mr. Giangrande’s assumption of the additional role of Chief Communications Officer. The vesting terms are identical to the vesting terms described in footnote 2 to this table.

Narrative to 2016 Summary Compensation Table and 2016

Grants of Plan-Based Awards Table

The 2016 Summary Compensation table breaks out each of the compensation components provided to our NEOs in 2016 and the 2016 Grants of Plan-Based Awards table provides details regarding incentive plan awards.

Base Salary

Each NEO’s base salary was established under the terms of his or her employment agreement and is subject to increase by the Compensation Committee, except that Ms. D’Emic’s base salary prior to the time she became Chief Financial Officer was established in accordance with the Company’s regular compensation practices by Mr. Bairstow, to whom she reported. The Salary column in the 2016 Summary Compensation table shows the actual amount earned by each NEO in 2016. For additional information about how base salary was established, see above “—Compensation Discussion and Analysis—Compensation Elements – Understanding the Decisions—Base Salary”.

Annual Cash Incentive Compensation and Discretionary Cash Bonus

Each NEO is provided a target annual incentive opportunity. The payout at threshold levels of performance is 50% of the target bonus. The maximum payout is 150% of target. With the exception of Ms. D’Emic who was not subject to this requirement because she was not an executive officer at the beginning of 2016, (i) each NEO’s ability to earn a bonus is contingent on the Company’s achievement of a threshold metric, positive Adjusted Pre-Tax Operating Income and (ii) the maximum bonus that may be earned was $6,000,000.

The Non-Equity Incentive Plan Compensation column of the 2016 Summary Compensation table shows the amount of the annual cash incentive compensation that was actually paid to the NEOs; the Estimated Possible Payouts Under Non-Equity Incentive Plan Awards column in the 2016 Grant of Plan-Based Awards table shows the range of payments that were possible under the 2016 AIP assuming that the strategic rating (which represents 30% of the opportunity and can range from 0% to 150%) is equivalent to the percentage earned as a result of the Company’s performance on the financial goals (e.g., 100% strategic rating for 100% target level financial performance). Where an NEO’s bonus opportunity is expressed as a percentage of base salary earned, the table incorporates the impact of base salary increases in the calculations.

The Bonus column in the 2016 Summary Compensation table reflects discretionary bonuses awarded and that portion of annual incentive compensation that was guaranteed in connection with employee transitions. For additional information about the 2016 AIP and our annual cash incentive program generally, see above “—Compensation Discussion and Analysis—Compensation Elements – Understanding the Decisions—Annual Cash Incentive Compensation” and “—Compensation Discussion and Analysis—Compensation Elements – Understanding the Decisions—Discretionary Compensation”.

Long-Term Incentive Compensation

The long-term incentive compensation element is divided between two columns in the 2016 Summary Compensation table— one for Stock Awards (for RSUs and PSUs) and one for Option Awards (for stock options). Under our 2016 long-term incentive compensation program, 50% of the total award value was granted as RSUs and 50% as stock options. Additionally, the Company granted PSUs under the Outperformance Plan, an additional long-term performance program adopted in 2016. The terms of the Outperformance Plan are encompassed in the terms of the PSU award agreement evidencing the grant. Additional RSUs, PSUs, and stock options were granted to Mr. Battista in connection with his assumption of the President and Chief Executive Officer role. Additional PSUs were granted to Mr. Giangrande (in connection with his assumption of the Chief Communications Officer role) and Ms. D’Emic (in connection with her becoming EVP, Chief Financial Officer). The Estimated Possible Payouts Under Equity Incentive Plan Awards columns in the 2016 Grant of Plan-Based Awards table shows the range of PSUs that may vest pursuant to the grants made to each NEO in 2016. The All Other Stock Awards: Number of Shares of Stock or Units provides the number of RSUs granted to each NEO in 2016. The All Other Option Awards: Number of Securities Underlying Options provides the number of stock options granted to each NEO in 2016. The Exercise or Base Price of Option Awards All Other Option Awards: Number of Securities Underlying Options column describes the exercise price of the stock options granted to each NEO in 2016. The Grant Date Fair Value of Equity Incentive

Plan, Stock and Option Awards column provides the grant date fair value of the PSUs, RSUs and stock options granted in 2016.

Benefits and Perquisites

Benefits and perquisites are described in the Change in Pension Value and Non-qualified Deferred Compensation Earnings column and the All Other Compensation column of the 2016 Summary Compensation table. The Change in Pension Value and Non-qualified Deferred Compensation Earnings relate to legacy pension plans, as described in footnote 6 to the 2016 Summary Compensation table. The All Other Compensation column reflects accrued severance and post termination benefits, matching contributions under tax qualified and non-qualified savings plans, amounts paid related to life insurance coverage pursuant to NEO employment agreements and other miscellaneous items, in each case not included in any other column of the table. As detailed in footnote 7 to the table, miscellaneous items consist of the cost of reimbursing Mr. Ripp when he was our Chief Executive Officer for the expenses of a co-pilot and other related expenses associated with complying with the Board’s Policy and Procedures Governing CEO Use of Personal Aircraft the cost of country club membership dues for Mr. Ford and the cost of expatriate tax advisory services for Ms. Webster. For additional information about our benefits and perquisites, see “—Compensation Discussion and Analysis—Compensation Elements – Understanding the Decisions —Other Compensation Arrangements—Benefits and Perquisites.”

Employment Agreements and Severance Benefits

The chart below describes the material terms of our NEO employment agreements as in effect during 2016 for those NEOs who continue to be employed by us. The severance benefits that are payable to Mr. Bairstow and Ms. Webster under their respective employment agreement in connection with his and her termination of employment are described in the table set forth below under the heading “Termination Without Cause, In Connection with Change in Control or Due to Death or Disability”. The descriptions of these agreements are qualified by the terms of the employment agreements themselves. Base salaries are all subject to increase only. See “—Compensation Discussion and Analysis—Compensation Elements – Understanding the Decisions”, above, for a listing of each NEO’s current base salary and target annual bonus. Each employment agreement contains restrictive covenants (restricting competition and solicitation of our employees) with restricted periods that are coextensive with their employment with us and the applicable severance period. Severance benefits are provided (subject to the executive’s execution of a release) if the executive’s employment is terminated by us without “cause” (as defined) or if an executive resigns due to our material breach (or in the case of Mr. Battista, a termination for “good reason”) which has not been cured by us after thirty (30) days’ notice in the event he incurs a “qualifying termination”.

In 2017, the Board of Directors adopted a resolution affirming that the Company would not enforce (and that it waived the right to enforce) the terms of any agreement or release (including the agreements and releases with our NEOs) that would preclude an employee or former employee from receiving a whistleblower payment from a government agency for information provided to the government agency. Additionally the resolution affirmed that confidentiality agreements and other restrictive covenants would not be construed as prohibiting any individual from reporting possible violations of federal law or regulation to, filing a charge or complaint with, or participating in an investigation or proceeding conducted by, any governmental agency or entity, including but not limited to the U.S. Department of Justice, the U.S. Securities and Exchange Commission, the U.S. Congress, and any US agency’s Inspector General, or making other disclosures that are protected under the whistleblower provisions of U.S. federal law or regulation and that no notice to the Company was required to be made either prior to or after any such disclosure.

The resolution was intended to reinforce the Company’s position that such agreements are intended to be read to consistently with applicable law, including specifically Section 21F of the Securities Exchange Act of 1934.

Each employment agreement also provides for a post-termination benefit if the executive’s employment terminates on account of the executive’s “disability” (as defined). With the exception of Mr. Battista’s employment agreement, none of the agreements has a change of control provision or provide for any income tax gross ups. For information about potential benefits or payments payable upon the employment termination or change in control of our current NEOs as well as the actual amount of the benefits and payments to NEOs who are former employees, see “—Potential Payments upon Termination of Employment or Change in Control.”

Joseph A. Ripp	Executive Chairman and former Chief Executive Officer
Term:	September 3, 2013 – September 30, 2018 (it is anticipated that Mr. Ripp will serve as our Executive Chairman and an officer of the Company only until May 11, 2017, the date of the Annual Meeting)
Annual Compensation:	Annual Base Salary: $1 million minimum; increased to $1,130,000 in February 2016 Annual Bonus: $1,420,000 minimum Annual LTI Target: no longer eligible
Severance Period:	Coextensive with term of employment agreement; no severance payable for employment termination following expiration of term

Contractual Benefits & Perquisites:	$50,000 per year which can be used to purchase life insurance; retirement treatment of equity (100% vested on retirement, 5 years to exercise stock options)
Richard Battista	President and Chief Executive Officer
Term:	September 13, 2016 – September 30, 2019
Annual Compensation:

Base Salary: $1.2 million minimum

Target Bonus: 150% Base Salary earned

Annual LTI Target: $3 million (subject to the sole discretion of the Compensation Committee).

LTI Value for 2017 to be granted 50% as PSUs and the remainder is equally divided between time- vested RSUs and options – timing of the grant of one-half of the 2017 “time vested” equity awards was accelerated and made when the employment agreement was executed.

In addition to the accelerated 2017 time vested equity awards (consisting of 200,000 stock options and 52,374 RSUs (valued at $750,000)), upon execution of the employment agreement, Mr. Battista received a “special” one-time grant of time vested stock options and RSUs equal to the accelerated 2017 time-vested awards (200,000 stock options and 52,374 RSUs (valued at $750,000)) and a supplemental PSU award under the LTI Outperformance Program with a target award of 68,182 Shares, and a maximum award of 187,501 Shares.

Severance Period:

24 months; provided that if there is a “qualifying termination” within 12 months following a Change in Control, severance is payable in a lump sum within 70 days of the employment termination (12 months if employment terminated following contract expiration).

Contractual Benefits & Perquisites:

Equity granted on or following the execution of the employment agreement continues to vest over the 24 month period of any severance period; 280G gross up if Change in Control occurs within two years of the execution of the employment agreement.

Susana D’Emic	Executive Vice President and Chief Financial Officer
Term:	November 7, 2016 – December 31, 2019; thereafter continues on a month-to-month basis until either party provides 90 days’ written notice of termination
Annual Compensation:	Base Salary: $650,000 Target Bonus: 100% Annual LTI Target: $600,000 (subject to the sole discretion of the Compensation Committee)
Severance Period:	18 months (12 months if employment terminated following contract expiration)
Contractual Benefits & Perquisites:	None
Jennifer Wong	Executive Vice President and Chief Operating Officer
Term:	January 4, 2016 – September 30, 2019; thereafter continues on a month-to-month basis until either party provides 90 days’ written notice of termination
Annual Compensation:	Base Salary: $750,000 Target Bonus: 100% Base Salary earned Annual LTI Target: $500,000, increased to $650,000 for 2017 (subject to the sole discretion of the Compensation Committee)
Severance Period:	18 months (12 months if employment terminated following contract expiration)
Contractual Benefits & Perquisites:	None
Mark Ford	Executive Vice President and Chief Revenue Officer, Global Advertising
Term:	September 12, 2014 – September 11, 2017
Annual Compensation:

Base Salary: $800,000 minimum, increased to $850,000 in February 2016

Initial Target Bonus: $555,000; was $650,000 throughout 2016

2016 Annual LTI Target: $600,000 (subject to the sole discretion of the Compensation Committee).

Severance Period:	18 months (12 months if employment terminated following contract expiration)
Contractual Benefits & Perquisites:	None
Gregory Giangrande	Executive Vice President, Chief Human Resources Officer, Chief Communications Officer
Term:	April 30, 2015 – April 29, 2018
Annual Compensation:

Base Salary: $650,000 (on effective date); increased to $700,000 in October 2016

Target Bonus: 70% Base Salary earned (on effective date); increased to 100% Base Salary earned in October 2016

Annual LTI Target: $400,000 (on effective date); increased to $500,000 in October 2016

(subject to the sole discretion of the Compensation Committee)

Severance Period:	18 months (12 months if employment terminated following contract expiration)
Contractual Benefits & Perquisites:	None

    Outstanding Equity Awards as of December 31, 2016

All shares reflected below are shares of Time Inc. common stock. The market value of the NEOs’ unvested RSUs was calculated using the NYSE Composite Tape closing price of $17.85 per share of Time Inc. common stock on December 30, 2016, the last trading day of 2016.

Name	Date of Grant		Option Awards (1)				Stock Awards (2)
			Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph A. Ripp	11/15/2013	(3)(4)	384,825	256,550	$ 22.35	11/14/2023	67,135	$ 1,198,360	—	—
	6/23/2014		133,547	133,547	$ 23.37	6/22/2024	26,744	$ 477,380	—	—
	2/13/2015		87,365	262,097	$ 24.84	2/12/2025	49,064	$ 875,792	—	—
	2/8/2016		—	858,369	$ 14.38	2/7/2026	139,082	$ 2,482,614	113,636	$ 2,028,403
Richard Battista	4/6/2015		16,490	49,473	$ 22.50	4/5/2025	8,334	$ 148,762	—	—
	2/8/2016		—	171,673	$ 14.38	2/7/2026	27,816	$ 496,516	45,455	$ 811,372
	9/13/2016		—	400,000	$ 14.32	9/12/2026	104,748	$ 1,869,752	68,182	$ 1,217,049
Susana D’Emic	6/23/2014		—	—	—	—	6,418	$ 114,561	—	—
	2/13/2015		—	—	—	—	10,567	$ 188,621	—	—
	2/8/2016		—	—	—	—	21,905	$ 391,004	11,364	$ 202,847
	11/7/2016		—	—	—	—	—	—	22,727	$ 405,677
Jennifer Wong	2/8/2016		—	85,836	$ 14.38	2/7/2026	13,908	$ 248,258	45,455	$ 811,372
Mark Ford	6/23/2014		32,051	32,051	$ 23.37	6/22/2024	6,418	$ 114,561	—	—
	2/13/2015		17,473	52,419	$ 24.84	2/12/2025	12,832	$ 229,051	—	—
	2/8/2016		—	139,484	$ 14.38	2/7/2026	22,600	$ 403,410	45,455	$ 811,372
Gregory Giangrande	6/23/2014		34,722	34,722	$ 23.37	6/22/2024	6,953	$ 124,111	—	—
	2/13/2015		10,752	32,258	$ 24.84	2/12/2025	9,813	$ 175,162	—	—
	2/8/2016		—	85,836	$ 14.38	2/7/2026	13,908	$ 248,258	34,091	$ 608,524
	10/17/2016								11,364	$ 202,847

Jeffrey J. Bairstow	11/15/2013	(3)(4)	64,138	21,380	$ 22.35	11/14/2023	5,595	$ 99,871	—	—
	6/23/2014		80,128	80,128	$ 23.37	6/22/2024	16,046	$ 286,421	—	—
	2/13/2015		32,258	96,774	$ 24.84	2/12/2025	24,155	$ 431,167	—	—
	2/8/2016		—	278,969	$ 14.38	2/7/2026	45,201	$ 806,838	56,818	$ 1,014,201

(1)

This information presents the number of shares of our common stock represented by unexercised stock options at December 31, 2016. All stock option awards represented in the table except those described in footnote 3 below become exercisable in installments of 25% on each of the first four anniversaries of the date of grant, assuming continued employment and subject to accelerated vesting upon the occurrence of certain events, including in the case of Mr. Ripp only, retirement from the Company. See next table for exact vesting dates of each award.

(2)

This information presents the number of shares of our common stock represented by unvested RSU and PSU awards at December 31, 2016. All RSU awards represented in the table except those described in footnote 4 below vest in installments of 25% on each of the first four anniversaries of the date of grant, assuming continued employment and subject to accelerated vesting upon the occurrence of certain events. The number of PSU awards shown is the target value multiplied by $17.85, the closing price of our common stock on December 31, 2016. If performance under the Outperformance Plan were measured at $17.85, the grantee would earn less than the target number of PSUs. See next table for exact vesting dates of each award.

(3)

On the Spinoff, options granted on November 15, 2013 to Messrs. Ripp and Bairstow on shares of Time Warner common stock were converted in accordance with their terms into options on a number of shares of Time Inc. common stock equal to the number of shares of Time Warner common stock for which they were exercisable multiplied by a share adjustment ratio, the numerator of which was the regular-way trading closing price of Time Warner common stock reported on the NYSE Composite Tape on June 6, 2014, and the denominator of which was the “when issued” trading closing price of the Time Inc. common stock reported on the NYSE Composite Tape on June 6, 2014. The per share exercise price for the converted make whole options is the per share exercise price of the original Time Warner option, divided by the share adjustment ratio.

The converted stock options granted to Mr. Ripp become exercisable in installments of 20% on each of the first five anniversaries of his start date (September 3, 2013) and the converted stock options granted to Mr. Bairstow become exercisable in installments of 25% on each of the first four anniversaries of his start date (September 3, 2013), in each case assuming continued employment and subject to accelerated vesting upon the occurrence of certain events. Because Mr. Bairstow’s employment with us ended on March 1, 2018, he will not fully vest in the converted stock option award.

(4)

On the Spinoff, RSUs granted to each of Messrs. Ripp and Bairstow by Time Warner were converted in accordance with their terms to awards on our common stock by multiplying the number of RSUs by the share adjustment ratio described in footnote 1 above. The converted RSUs granted to Mr. Ripp were scheduled vest in installments of 20% on each of the first five anniversaries of his start date (September 3, 2013), and the converted RSUs granted to Mr. Bairstow were scheduled to vest in installments of 25% on each of the first four anniversaries of his start date (September 3, 2013) in each case assuming continued employment and subject to accelerated vesting upon the occurrence of certain events. In connection with Mr. Bairstow’s employment termination with us ended on March 1, 2018, Mr. Bairstow’s stock options will continue to vest over the 24-month severance period (and fully vest on the last day of such period) unless Mr. Bairstow notifies us that he no longer wishes vesting to occur on the regular vesting dates in which case such award will vest in full on the effective date of such notice.

With respect to RSUs granted to Mr. Ripp, the Company has determined that, notwithstanding his continued employment by us, Mr. Ripp experienced a “separation from service” within the meaning of Section 409A effective October 1, 2016 because of the level of services provided after his transition to Executive Chairman. In accordance with the RSU agreements, the Company is obligated to vest and settle the RSUs on April 2, 2017, six months plus one day following the date of such deemed “separation from service”, which is the first day that would not result in Mr. Ripp incurring any tax liability under Section 409A.

The vesting dates for the RSUs and PSUs that were unvested as of December 31, 2016 are as follows:

	Date of Award	Number of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Vesting Dates(1)

Joseph A. Ripp(2)	11/15/2013	67,135		9/3/2017 and 9/3/2018

	6/23/2014	26,744		4/2/2017

	2/13/2015	49,064		4/2/2017	(3)

	2/8/2016	139,082		4/2/2017	(4)

	2/8/2016		113,636	3/15/2018	(6)
Richard Battista	4/6/2015	8,334		4/6/2017,4/6/2018 and 4/6/2019

	2/8/2016	27,816		2/8/2017, 2/8/2018, 2/8/2019 and 2/8/2020	(4)

	2/8/2016		45,455	3/15/2018

	9/13/2016	104,748		9/13/2017, 9/13/2018, 9/13/2019 9/13/2020

	9/13/2016		68,182	3/15/2018
Susana D’Emic	6/23/2014	6,418		6/23/2017 and 6/23/2018

	2/13/2015	10,567		2/13/2017, 2/13/2018 and 2/13/2019	(3)

	2/8/2016	21,905		2/8/2017, 2/8/2018, 2/8/2019 and 2/8/2020	(4)

	2/8/2016		11,364	3/15/2018

	11/7/2016		22,727	3/15/2018
Jennifer Wong	2/8/2016	13,908		2/8/2017, 2/8/2018, 2/8/2019 and 2/8/2020	(4)

	2/8/2016		45,455	3/15/2018
Mark Ford	6/23/2014	6,418		6/23/2017 and 6/23/2018

	2/13/2015	12,832		2/13/2017, 2/13/2018 and 2/13/2019	(3)

	2/8/2016	22,600		2/8/2017, 2/8/2018, 2/8/2019 and 2/8/2020	(4)

	2/8/2016		45,455	3/15/2018
Gregory Giangrande	6/23/2014	6,953		6/23/2017 and 6/23/2018

	2/13/2015	9,813		2/13/2017, 2/13/2018 and 2/13/2019	(3)

	2/8/2016	13,908		2/8/2017, 2/8/2018, 2/8/2019 and 2/8/2020	(4)

	2/8/2016		34,091	3/15/2018

	10/17/2016		11,364	3/15/2018

Jeffrey J. Bairstow(5)	11/15/2013	5,595		3/1/2017

	6/23/2014	16,046		6/23/2017 and 6/23/2018

	2/13/2015	24,155		2/13/2017, 2/13/2018 and 2/13/2019	(3)

	2/8/2016	45,201		2/8/2017, 2/8/2018, 2/8/2019 and 2/8/2020	(4)

	2/8/2016		56,818	3/15/2018

(1)	Except as set forth in the following footnotes, the number of shares covered by RSUs vests ratably among the indicated vesting dates.

(2)

RSUs granted to Mr. Ripp by Time Warner that converted to Time Inc. RSUs on the Spinoff continue to vest based on Mr. Ripp’s service as a member of our Board of Directors. The terms of all other RSUs granted to Mr. Ripp provide for vesting upon his retirement from us and consequently are considered “nonqualified deferred compensation” for purposes of Section 409A of the Tax Code. The Company has determined that, notwithstanding Mr. Ripp’s continued employment by us, the RSUs granted to Mr. Ripp by us post-Spinoff experienced a “separation from service” within the meaning of Section 409A effective October 1, 2016 because of the level of services provided after his transition to Executive Chairman. In accordance with the RSU agreements, the Company is obligated to vest and settle the RSUs on April 2, 2017, six months plus one day following the date of such deemed “separation from service”, which is the first day that would not result in Mr. Ripp incurring any tax liability under Section 409A.

(3)	The tranche of RSUs scheduled to vest on February 13, 2017, representing 25% of the RSU Award granted, vested as scheduled.

(4)	The tranche of RSUs scheduled to vest on February 8, 2017, representing 25% of the RSU Award granted, vested as scheduled.

(5)

Mr. Bairstow’s employment with us ended on March 1, 2017. RSUs granted to Mr. Bairstow by Time Warner and converted to Time Inc. RSUs on the Spinoff vested on his last day of employment. All other RSUs and PSUs that were not vested as of such date were forfeited.

(6)

Reflects unvested Share-settled PSUs granted pursuant to the Outperformance Plan at target performance. The actual number of PSUs that vest and Shares earned is determined based on the Two Year Stock Price which will be measured after a performance period that ends on March 15, 2018.

2016 Option Exercises and Stock Vested

The following table sets forth information regarding the NEOs’ exercises of stock options and the vesting of their RSUs during 2016, including: (i) the number of shares of common stock received from the vesting of RSUs during 2016, (ii) the aggregate dollar value realized upon the vesting of such RSUs, (iii) the number of shares of common stock underlying stock options exercised in 2016, and (iv) the aggregated dollar value realized upon the exercise of such stock options.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)

Joseph A. Ripp (3)	—	—	63,293	$916,055
Richard Battista	—	—	2,777	$41,488
Susana D’Emic	—	—	6,731	$100,250
Mark Ford	—	—	7,485	$109,682
Gregory Giangrande(4)	—	—	21,331	$316,175

Jeffrey J. Bairstow (3)	—	—	21,667	$320,735
Evelyn Webster(5)	—	—	27,069	$401,851

(1)

For Mr. Ripp represents the vesting of 16,354 RSUs on February 12, 2016, 13,372 RSUs on June 23, 2016 and 33,567 RSUs on September 2, 2016. For Mr. Battista represents the vesting of 2,777 RSUs on April 6, 2016. For Ms. D’Emic represents 3,522 RSUs that vested on February 12, 2016 and 3,209 RSUs that vested on June 23, 2016. For Mr. Ford represents the vesting of 4,276 RSUs on February 12, 2016 and 3,209 RSUs on June 23, 2016. For Mr. Giangrande represents 3,270 RSUs that vested on February 12, 2016, 14,584 RSUs that vested on April 29, 2016, and 3,477 RSUs that vested on June 23, 2016. For Mr. Bairstow represents the vesting of 8,050 RSUs on February 12, 2016, 8,023 RSUs on June 23, 2016 and 5,594 RSUs on September 2, 2016. For Ms. Webster represents the vesting of 14,614 RSUs on February 1, 2016, 6,037 RSUs on February 12, 2016 and 6,418 RSUs on June 23, 2016.

(2)	The value realized from the vesting of the RSU awards was calculated based on our closing price reported on the NYSE Composite Tape on the applicable vesting date.

(3)

For Messrs. Ripp and Bairstow, RSUs that vested on September 2, 2016 represents the vesting of the third tranche of RSUs granted on Time Warner common stock in connection with their employment that were converted to Time Inc. RSUs in the Spinoff

(5)

For Mr. Giangrande, RSUs that vested on April 29, 2016 represents the vesting of Time Inc. “replacement” RSUs granted to Mr. Giangrande in 2014 in respect of Time Warner awards that were forfeited in the Spinoff.

(4)

For Ms. Webster, RSUs that vested on February 1, 2016 represents the vesting of Time Inc. “replacement” RSUs granted to Ms. Webster in 2014 in respect of Time Warner awards that were forfeited in the Spinoff.

2016 Pension Benefits

Time Warner Pension Plan

Messrs. Ripp and Ford are participants in the Time Warner Pension Plan (the “TW Pension Plan”), a frozen qualified defined benefit pension plan, which continues to be administered by Time Warner. The benefits payable to Mr. Ripp are determined by applying the formula under (i) the TW Pension Plan prior to amendments made to the plan in 2000 (the “Old TW Pension Plan”) to his benefit service for Time Warner and its affiliates (including his service for Time Inc. earlier in his career) through December 31, 1999 and (ii) the TW Pension Plan as amended in 2000 to his benefit service after 1999.

•

Under the Old TW Pension Plan, a participant accrues benefits equal to the sum of 1.67% of the participant’s “average annual compensation” for each year of service up to 30 years and 0.5% for each year of service over 30 years. Under this formula, “average annual compensation” is defined as the highest average annual compensation for any five consecutive full and partial calendar years of employment, which includes regular salary, overtime and shift differential payments, and non-deferred bonuses paid according to a regular program. Annual pension benefits under the Old TW Pension Plan are reduced by a Social Security offset determined by a formula that takes into account benefit service up to 35 years, covered compensation up to the average Social Security wage base and a disparity factor based on the age at which Social Security benefits are payable.

•

The benefit formula under the TW Pension Plan as amended in 2000 is expressed as a lifetime monthly annuity equal to the sum of (i) 1.25% of the participant’s average annual compensation up to the participant’s applicable average Social Security wage base and (ii) 1.67% of the participant’s average annual compensation above such average Social Security wage base, multiplied by years of benefit service up to 30 years, and divided by 12. As amended, “average annual compensation” only covers full calendar years of employment.

•	Benefits under the TW Pension Plan are subject to the applicable IRS limitations on the amount of annual benefits.

•

Effective after June 30, 2010, the TW Pension Plan (i) was closed to new participants and (ii) stopped recognizing service for benefit accrual purposes for existing participants. Effective December 31, 2013, average annual compensation under the TW Pension Plan was frozen.

Mr. Ripp is eligible for a normal retirement benefit from the TW Pension Plan and is treated as having retired upon the Spinoff. Mr. Ripp is currently receiving his TW Pension Plan benefit in the monthly amount of $3,869.

In 2008, Time Warner further amended the TW Pension Plan to express the formula as a fixed lump sum amount equal to the sum of (i) 10% of the participant’s “average annual compensation” up to the participant’s applicable average Social Security wage base and (ii) 13% of the participant’s “average annual compensation” above such average Social Security wage base, multiplied by the participant’s years of benefit service up to 30 years. As a result of this amendment, Mr. Ford’s benefit is determined as the greater of (i) the benefit calculated by applying the formula under the TW Pension Plan as amended in 2000 to the participant’s benefit service through June 30, 2008 and the formula, as amended in 2008, after that date and (ii) the benefit calculated by applying the formula as amended in 2008 to the participant’s entire benefit service. Because the sum of age and years of service with Time Inc. for Mr. Ford equaled 65 or more as of July 1, 2008, if he were to receive benefits under the TW Pension Plan as amended in 2008, he would receive (i) 13% of his “average annual compensation” up to his applicable average Social Security wage base and (ii) 16% of his “average annual compensation” above such average Social Security wage base, multiplied by his years of benefit service up to 30 years. In addition, because he had accrued more than 20 years of benefit service as of June 30, 2008, he would receive credit for each additional year of benefit service from July 1, 2008 through June 30, 2010 above the 30-year cap for benefit service.

Mr. Ford is eligible to elect early retirement and receive a reduced retirement benefit. He is also eligible to receive an unreduced retirement benefit under the TW Pension Plan upon attainment of age 62.

IPC Media Pension Plan

Ms. Webster is a deferred member of the IPC Media Pension Scheme (“Time UK Pension Plan”), a pension plan of our UK subsidiary that was closed to new participants on October 17, 2001, and ceased future accruals for existing members on March 31, 2011. Ms. Webster’s benefit under the Time UK Pension Plan relates to her service with the UK subsidiary from September 21, 1992 through December 31, 2010. From April 1, 2003 through December 31, 2010, Ms. Webster was a member of the “Executive Section” of the Time UK Pension Plan, which provides a target pension of two-thirds of “Final Pensionable Earnings” (defined below) at Ms. Webster’s normal retirement age, which is 60. As a deferred member of the Time UK Pension Plan, she is entitled to a pension of 1/60th of “Final Pensionable Earnings” for each full year of service with a proportionate amount for each additional day. The deferred pension is calculated to include a proportion of the increased pension that would have been payable at age 60, based on Ms. Webster’s period of membership in the Executive Section. The deferred pension may be paid at any time from age 50, but if taken before age 60, it will be subject to an early retirement reduction. Amounts payable under the Time UK Pension Plan are increased each year over the period from the date services with our UK subsidiary terminate until age 60 (or the date that pension benefits commence) broadly in line with the UK Retail Price Index (RPI) up to a maximum of 5% annually. Under current UK legislation, Ms. Webster has the option upon her retirement to exchange part of her pension for a cash sum, some of which under current UK tax law may be payable free of tax.

“Final Pensionable Earnings” is defined as the basic annual salary in the last year of employment, or if greater, the basic annual salary in any one full tax year in the last five years of employment. Pursuant to the terms of the Time UK Pension Plan, Ms. Webster’s earnings for the tax year when she left the plan were capped for purposes of the plan at £123,600 (the equivalent of $151,459 based on an exchange rate of 1.2254 British pounds to the U.S. dollar on December 31, 2016).

In the event of her death before Ms. Webster begins to receive her pension, her estate would be entitled to (i) a spouse, civil partner or dependent pension equal to two-thirds of Ms. Webster’s deferred pension (the “Partner Pension”), (ii) child allowances and (iii) a lump sum cash payment equal to the greater of: (a) Ms. Webster’s aggregate contributions to the Time UK Pension Plan during her membership (plus interest) and (b) the value of half of Ms. Webster’s deferred pension (taking account of any revaluation), less, in either case, the value of the Partner Pension.

Pension Benefits Table

Set forth in the table below is each of Messrs. Ripp’s and Ford’s and Ms. Webster’s years of credited service and the present value of his or her accumulated benefit under each of the pension plans, in each case, computed as of December 31, 2016, which is the same pension plan measurement date used for financial statement reporting purposes with respect to our audited financial statements for the year ended December 31, 2016. Time Inc. is no longer affiliated with Time Warner and is no longer liable for obligations related to the TW Pension Plan.

Name	Pension Plan	Number of Years of Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During 2016 (2)

Joseph A. Ripp	TW Pension Plan	21.5	$648,600	$46,424
Mark Ford	TW Pension Plan	25.1	$1,057,520	—
Evelyn Webster	Time UK Pension Plan	18.3	$1,908,564	—

(1)

Represents credited benefit service as of December 31, 2016 under the TW Pension Plan and the Time UK Pension Plan, as applicable. Benefit service under the TW Pension Plan was frozen effective December 31, 2014. Benefit service under the Time UK Pension Plan was frozen effective March 31, 2011.

(2)

The amount of Ms. Webster’s benefit was calculated based on the terms of the Time UK Pension Plan in effect on December 31, 2016, including provisions under the Time UK Pension Plan that provide that Ms. Webster can commence receiving an unreduced pension benefit at age 60.

The present value calculations for Mr. Ripp under the TW Pension Plan reflect the assumptions that (i) the benefits will be payable immediately, (ii) the benefits are payable as a lump sum, and (iii) no joint and survivor annuity will be payable (which would, on an actuarial basis, reduce benefits to the employee but provide benefits to a surviving beneficiary).

The present value calculations for Mr. Ford under the TW Pension Plan reflect the assumptions that (i) the benefits will be payable when he attains the retirement age of 62, (ii) the benefits are payable as a lump sum, and (iii) no joint and survivor annuity will be payable (which would, on an actuarial basis, reduce benefits to the employee but provide benefits to a surviving beneficiary).

For both Messrs. Ripp and Ford, the present value of accumulated benefits as of December 31, 2016 was calculated using a 4.25% interest rate, 4.25% lump sum rate and the RP2014 mortality table (projected using scale MP2016).

The present value calculation for Ms. Webster under the Time UK Pension Plan also reflects the assumptions that (i) Ms. Webster will commence receiving an unreduced benefit at age 60, (ii) 25% of the pension due will be paid as a lump sum and the remaining 75% paid as an annuity that increases each year broadly based on increases in RPI up to a maximum of 5% in each year and (iii) benefits would be payable to Ms. Webster’s dependents, in the event of her death, in accordance with the provisions of the plan. The present value with respect to the Time UK Pension Plan assumes a discount rate of 2.60%, a pension increase rate of 3.10%, a life expectancy of 91.7 years and an exchange rate of 1.2254 British pounds to the U.S. dollar on December 31, 2016.

2016 Nonqualified Deferred Compensation

Time Inc. Supplemental Savings Plan

In 2016, each of our NEOs, except Ms. Webster, participated in the Time Inc. Supplemental Savings Plan, a nonqualified plan open to all participants in the Time Inc. Savings Plan (our 401(k) plan) whose compensation exceeds the IRS qualified plan compensation limit. The Supplemental Savings Plan is a continuation for Time Inc. participants of a comparable plan sponsored by Time Warner. Under the Supplemental Savings Plan, eligible employees are permitted to defer receipt of their “eligible compensation” (consisting of base salary, bonus, commissions and overtime, if any). The plan provides for a match of up to 100% on the first 4% of eligible compensation deferred under the plan and 50% on the next 2% of eligible compensation deferred (for a maximum match of 5% of eligible compensation) with respect to eligible compensation between the compensation limit for tax-qualified plans ($265,000 for 2016) and $500,000 per year. Participants are 100% vested in the match after two years of service (with prior service counting toward vesting), subject to acceleration following certain events such as death, disability, the attainment of age 65 or a change in control, in each case while employed by us. Participants are able to select among “investment crediting rate options” that track the third-party investment vehicles (other than a self-directed brokerage account) offered under the Time Inc. Savings Plan. Participants may change their investment crediting rate options at any time for future deferrals and generally once during each calendar month for any existing balance in the Supplemental Savings Plan. Distributions generally commence on the first day of the seventh month after a participant separates from service in accordance with a participant’s irrevocable election made in the year prior to the deferral and are paid in a lump sum or ten annual installments. In the event of a participant’s death or disability (as defined in the Supplemental Savings Plan), the benefit is payable in a lump sum. The Supplemental Savings Plan also provides for the automatic lump sum cash out of account balances less than $100,000 even if a participant has elected installment payments.

Time Inc. Deferred Compensation Plan

Mr. Ripp participates in the Time Inc. Deferred Compensation Plan, a frozen nonqualified plan which is a continuation for Time Inc. participants of the Time Warner Deferred Compensation Plan, a frozen deferred compensation plan sponsored by Time Warner. The Time Warner Deferred Compensation Plan was a precursor to the Time Warner Supplemental Savings Plan that permitted employees whose annual cash compensation exceeded certain dollar thresholds to defer receipt of all or a portion of their annual bonus until a specified future date.

Time Inc. Deferred Compensation Plan participants may change their investment crediting rate options, which track the third-party investment vehicles (other than a self-directed brokerage account) offered under the Time Inc. Savings Plan, generally once during each calendar quarter. In accordance with the terms of the plan, installments payable to Mr. Ripp under the Time Warner Deferred Compensation Plan were suspended upon his reemployment by us; installments will resume when his employment with us ends.

Nonqualified Deferred Compensation Table

The following table sets forth quantitative information regarding the NEOs’ participation in 2016 in the three deferred compensation arrangements discussed above.

Name	Deferred Compensation Arrangement	Executive Contributions in 2016 (1)	Registrant Contributions in 2016 (2)	Aggregate Earnings (Loss) in 2016 (3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2016

Joseph A. Ripp	Supplemental Savings Plan	$187,328	$11,750	$64,560	—	$721,861
	Deferred Compensation Plan	—	—	$118,886	—	$711,254
Mark Ford	Supplemental Savings Plan	—	—	$11,303	—	$153,796
Gregory Giangrande	Supplemental Savings Plan	$15,600	$11,750	$23,420	—	$208,731

Jeffrey J. Bairstow	Supplemental Savings Plan	$139,212	$11,750	$33,341	—	$390,666
Evelyn Webster	Supplemental Savings Plan	$16,450	$11,750	$3,912	—	$32,112

(1)	These amounts represent compensation deferred by the NEOs and are reported as salary, bonus and/or non-equity incentive plan compensation for 2016 in the Summary Compensation Table.

(2)	These amounts represent the company match under the Time Inc. Supplemental Savings Plan and are reported as “All Other Compensation” for 2016 in the Summary Compensation Table.

(3)	These amounts are not required to be reported as compensation in the Summary Compensation Table for 2016 because there were no above-market earnings on the deferred compensation.

Potential Payments upon Termination of Employment or Change in Control

The following summaries and tables describe and quantify the estimated dollar value of potential additional payments and other benefits that would have been provided to the NEOs (or, in the case of death, to their respective estates or beneficiaries) under their respective employment agreements, equity agreements and our compensation plans as in effect on December 31, 2016 following (i) a termination of their employment in various circumstances or (ii) a change in control, in each case, on the assumption that the termination or change in control occurred on December 31, 2016 except with respect to Ms. Webster (whose employment with us terminated without cause prior to December 31, 2016), we have described only the employment agreement terms under the termination without cause section because those are the benefits that they are currently receiving.

The calculations in the table in this Section exclude payments and benefits to the extent they do not discriminate in scope, terms or operation in favor of the NEOs and are available generally to all U.S. salaried employees, including any (i) accrued vacation pay and (ii) balances under the Time Inc. Savings Plan. The calculations also exclude amounts to the extent they were earned but unpaid as of December 31, 2016, including (A) balances under the Time Inc. Supplemental Savings Plan and the Time Inc. Deferred Compensation Plan, which are disclosed in the 2016 Nonqualified Deferred Compensation table, and (B) accrued pension benefits under either the Time Warner Pension Plan or the Time UK Pension Plan, which are disclosed in the 2016 Nonqualified Pension Benefits table.

Certain payments are subject to suspension for six months following separation from service if required under Section 409A of the Tax Code. In addition, receipt of the severance payments and benefits described below upon a termination without cause or due to our material breach of our obligations under an NEO’s employment agreement is conditioned on his or her executing and not revoking a release of claims against us and subject to compliance with restrictive covenants. If the NEO does not execute, or revokes, a release of claims, he or she will not receive the severance described below. If the NEO breaches the restrictive covenants, we have the right to discontinue severance benefits. See “—Restrictive Covenants.”

Termination for Cause

If the employment of an NEO had terminated for “cause” (as defined below) on December 31, 2016, each would generally have been entitled to receive (i) his or her accrued base salary, (ii) his or her unpaid bonus for 2016 in accordance with the terms of the 2016 AIP (which, provided the NEO had been employed for at least six months during 2016 contemplates payment (in exchange for a release of claims in favor of the Company) of a payment calculated based on actual financial performance and a strategic rating of 100%, pro-rated to reflect the period of employment during 2016); and (iii) any payments and benefits (pursuant to rights that are retained under the terms our benefit plans). The amount payable to an NEO upon a termination for “cause” (as defined in the next paragraph) is hereafter referred to as “Accrued Obligations”.

“Cause” is generally defined as an NEO’s (A) conviction of, or no contest or guilty plea to, a felony, (other than in the case of Messrs. Battista, Ripp, and Bairstow, a felony for which he is vicariously liable as a result of his position with us if he (x) was not aware of the underlying acts or upon becoming aware of such acts acted reasonably and in good faith to prevent such acts or (y) reasonably believed that no law was violated by such acts after consulting with our counsel, or in the case of Messrs. Ripp and Bairstow, a moving violation), (B) willful failure or refusal, without proper cause, to perform his or her duties and responsibilities for us, other than as a result of a physical or mental impairment, which is subject to cure by him or her within 30 days of notice of such failure, (C) misappropriation (in the case of Messrs. Ripp and Bairstow, willful misappropriation), embezzlement or reckless or willful destruction of our property (which, in the case of Messrs. Ripp and Bairstow, has a significant adverse financial effect on us or a significant adverse effect on our reputation), (D) breach of any duty of loyalty (which in the case of Messrs. Ripp and Bairstow must be material and willful and in the case of Mr. Battista must be material and if susceptible to cure is not cured within 30 days following notice of such breach), (E) violation of any applicable restrictive covenant agreement to which he or she is subject (which in the case of Messrs. Ripp and Bairstow must be material and willful and in the case of Mr. Battista must be material and if susceptible to cure must not have been cured within 30 days following notice of such breach) and (F) for NEOs other than Messrs. Ripp and Bairstow, intentional and improper conduct which is materially prejudicial to our business. For Mr. Battista an action is not deemed willful or intentional unless undertaken in the absence of good faith and a reasonable belief that the action or inaction was in the Company’s best interest. Additionally should Mr. Battista seek to cure “cause” the Company may place him on unpaid administrative leave for up to thirty (30) days which shall not constitute “good reason” or a breach or violation of the Agreement provided that if Mr. Battista successfully cures the issue giving rise to “cause”, the Company reinstates any missed compensation payments. For Mr. Ripp, “cause” is not deemed to exist unless our Board of Directors delivers to him a copy of a duly adopted resolution that so provides.

Termination without Cause

Mr. Ripp.    If the employment of Mr. Ripp had terminated without “cause” (as defined in “—Termination for Cause”) on December 31, 2016, then in addition to the Accrued Obligations, Mr. Ripp would have received the following:

•

Cash Severance.    Continuation of his base salary paid on our normal payroll dates for the remainder of the contract term (i.e., until September 30, 2018) such period (the “severance period”) plus, no later than March 15 of each year of the severance period, an annual bonus payment of $1,420,000 (pro-rated for 2018) and a $50,000 life insurance stipend;

•	Group Benefits Continuation. Continued participation over the severance period in our health and welfare programs (other than disability programs); and

•

Equity Award Vesting.    (1) Continued vesting over the severance period in the stock options granted to Mr. Ripp by Time Warner that were converted upon the Spinoff, and full vesting of the remaining stock options outstanding at the end of the severance period (or such earlier date, referred to as an “equity cessation date,” as the executive commences full-time employment at another for-profit company or otherwise advises us that he elects to receive immediate vesting of such stock options) with such stock options remaining exercisable for five years following the earlier of the end of the severance period or the equity cessation date; (2) continued vesting in the PSUs granted to Mr. Ripp under the Outperformance Plan, subject to satisfaction of the performance objectives; (3) full vesting of the stock options granted to Mr. Ripp by Time Inc. after the Spinoff; and, (4) if Mr. Ripp’s employment termination had coincided with his no longer serving as a member of our Board of Directors, full vesting of the RSUs granted to Mr. Ripp by Time Warner that were converted upon the Spinoff.[2]

Mr. Battista.    If the employment of Mr. Battista had terminated without “cause” (as defined above) on December 31, 2016, then in addition to the Accrued Obligations, Mr. Battista would have received the following:

•

Cash Severance.    Continuation of his base salary paid on our normal payroll dates for a twenty-four month severance period plus a proportional amount (paid in substantially equal installments on our normal payroll dates in the severance period) of an “average annual bonus”, defined as the two highest bonus amounts received before the date employment terminates (excluding any special, spot or long term incentive plan bonuses) for the most recent three completed years, which for an employment termination on December 31, 2016 is deemed to equal $1,800,000;

•

Group Benefits Continuation.    Continued participation over the severance period in our life insurance program, and payment and/or reimbursement for the COBRA cost of continued health insurance during the severance period for Mr. Battista and his eligible dependents; and

•

Equity Award Vesting.    Continued vesting over the severance period in the equity awards granted to him after the date he became Chief Executive Officer (including the supplemental PSU award under the Outperformance Plan) to the same extent and at the same time as he would have otherwise been vested in such awards had his employment continued during the severance period but subject, to satisfaction of any performance objectives, as applicable.

Mmes. D’Emic and Wong and Messrs. Giangrande and Ford.    If the employment of Mmes. D’Emic or Wong or Messrs. Giangrande and Ford had terminated without “cause” (as defined in “—Termination for Cause”) on December 31, 2016, then in addition to the Accrued Obligations, they would each have been eligible to receive:

•

Cash Severance.    Continuation of base salary paid on our normal payroll dates for an eighteen month severance period plus a proportional amount (paid in substantially equal installments on our normal payroll dates in the severance period) of an “average annual bonus”) defined as the two highest bonus amounts received before the date employment terminates (excluding any special, spot or long term incentive plan bonuses) for the most recent five completed years; and

•	Group Benefits Continuation. Continued participation over the severance period in our health and life insurance programs (other than disability programs).

Equity Award Vesting.    None of the equity awards granted to these NEOs provide for accelerated or continued vesting upon or following termination without “cause” (as defined in “—Termination for Cause”)).

Mr. Bairstow.    If the employment of Mr. Bairstow had terminated without “cause” (as defined in “—Termination for Cause”) on December 31, 2016, then in addition to the Accrued Obligations, Mr. Bairstow would have received the following:

•

Cash Severance.    Continuation of his base salary paid on our normal payroll dates for the remainder of the contract term (i.e., until March 1, 2017) and for two additional years (such period the “severance period”) plus, no later than March 15 of each calendar year of the severance period, an “average annual bonus” payment defined as the two highest bonus amounts received before the date employment terminates (excluding any special, spot or long term incentive plan

[2]

Notwithstanding Mr. Ripp’s continued employment with us as our Executive Chairman, Time Inc.-granted RSUs, which all contained a retirement vesting provision, were necessarily treated as vested on October 1, 2016 (though their distribution is subject to a six month delay) because of Mr. Ripp’s reduction of hours in his current role, which triggered a “separation from service” for purposes of Section 409A of the Tax Code. Time Warner-granted RSUs that were converted upon the Spinoff, which do not have a retirement vesting provision, would not accelerate and would continue to vest for so long as Mr. Ripp serves as a member of our Board of Directors.

bonuses) for the most recent three completed years, pro-rated for partial years and a life insurance stipend in an amount equal to two times the premium cost of purchasing $2 million coverage under a group universal life insurance program, pro-rated for any partial years in the severance period);

•	Group Benefits Continuation. Continued participation over the severance period in our health and welfare programs (other than disability programs); and

•

Equity Award Vesting.    (1) Continued vesting over the severance period of stock options granted to Mr. Bairstow by Time Warner that were converted into Time Inc. stock options upon the Spinoff, and full vesting of the remaining stock options outstanding at the end of the severance period (or such earlier date, referred to as an “equity cessation date,” as the executive commences full-time employment at another for-profit company or otherwise advises us that he elects to receive immediate vesting of such stock options), with such stock options remaining exercisable for three years following the earlier of the end of the severance period or the equity cessation date; and (2) full vesting on the date employment terminates of the RSUs granted to Mr. Bairstow by Time Warner that were converted into Time Inc. RSUs upon the Spinoff. None of the other equity awards granted to Mr. Bairstow provide for accelerated or continued vesting upon or following termination without “cause” (as defined in “—Termination for Cause”).

Ms. Webster.    In connection of her termination of employment without “cause” (as defined in “—Termination for Cause”) prior to December 31, 2016, Ms. Webster received her Accrued Obligations and is presently receiving:

•

Cash Severance.    Continuation of base salary paid on our normal payroll dates for an eighteen month severance period plus a proportional amount (paid in substantially equal installments on our normal payroll dates in the severance period) of an “average annual bonus”, defined as the two highest bonus amounts received before the date employment terminates (excluding any special, spot or long term incentive plan bonuses) for the most recent five completed years;

•	Group Benefits Continuation. Continued participation over the severance period in our health and life insurance programs (other than disability programs); and

•	Tax Advisory Services. Tax advisory services.

Equity Award Vesting.    None of the equity awards granted to Ms. Webster provide for accelerated or continued vesting upon or following termination without “cause” (as defined in “—Termination for Cause”).

Resignation for Material Breach or Resignation for Good Reason

In the event any of the NEOs then employed on December 31, 2016, other than Messrs. Ripp or Bairstow, due to our material breach of our obligations under his or her employment agreement (or if Mr. Battista had resigned for “good reason”) such NEO would receive the same benefits as those described above under “—Termination without Cause.” As amended in connection with their respective role transitions, neither Mr. Ripp nor Mr. Bairstow’s employment agreement, provides a severance benefit upon resignation for material breach or good reason.

For Mr. Battista, resignation is deemed to be for “good reason” if the Company, without his prior written consent (1) reduces his base salary or target bonus opportunity, (2) removes him from the position of President or Chief Executive Officer, (3) materially reduces his duties, responsibilities and authorities from those in effect on the date he became Chief Executive Officer, (4) moves the Company’s headquarters more than 50 miles outside of Manhattan, (5) fails to nominate him for reelection to the Board of Directors as a result of which he ceases to be a member of the Board of Directors, or (6) otherwise material breaches its obligations under the Agreement, provided that in each case Mr. Battista has provided written notice of any such event, occurrence or breach within ninety days, the Company has not cured and Mr. Battista shall have resigned within 30 days of giving such notice.

For Mr. Ripp a material breach of the Company’s obligations specifically excludes the changes to his duties, responsibilities and position, and any other change to the terms and conditions of his employment effected as of September 12, 2016 (the date he transitioned to the Executive Chairman role), specifically includes, but is not limited to, our failure to cause any successor to substantially all of our business and assets to assume our obligations to him under his employment agreement).

Change in Control

Cash Payments.    As of December 31, 2016, none of the NEOs was eligible for any cash payment or enhanced severance as a result of a change in control. However, if the employment of Messrs. Ripp, Battista, or Bairstow employment had terminated without “cause” (as defined above) or Mr. Battista had resigned for “good reason” and such termination or resignation were within one year following a change in control, their cash severance benefit would have been payable in a lump sum rather than over the severance period.

Equity Awards.    As of December 31, 2016, none of the equity awards (other than certain equity awards granted to Mr. Battista upon his becoming President and Chief Executive Officer) provided for continued or accelerated vesting solely upon a change in control. The RSUs and stock options granted to Mr. Battista in connection with his becoming our Chief Executive Officer (one-half of which represented a special 2016 grant and the other half of which represented an accelerated grant of his 2017 long-term incentive compensation) fully accelerate upon a change in control and remain outstanding during his employment until they expire or if his employment terminates prior to such date until the applicable post-termination expiration period (i.e., three months, 1 year for death or disability termination). As of December 31, 2016, all other RSUs and stock options granted by us provide for full vesting of the award following a change in control if an NEO’s employment is terminated within 12 months following a change in control without cause or for good reason or due to retirement, death or disability, except that if the accelerated amount would subject the NEO to an excise tax under Section 4999 of the Tax Code then, except as described below under “—Best Net After-Tax Provision; Limited Excise Tax Provision”, the value of the acceleration is reduced to the extent such reduction results in the NEO receiving a larger net after tax benefit. (This post change in control protection period is extended to 24 months following a change in control for participants in the CIC Severance Plan. See “Executive Compensation—Compensation Discussion and Analysis—Compensation Elements – Understanding the Decisions—Other Compensation Elements—Key Management Change in Control Severance Plan). Any stock option that becomes exercisable as a result of a termination of employment following a change in control would remain exercisable for three (3) months following the date employment terminates, except to the extent the equity award provides for a longer exercise period (e.g., five years and three years with respect to the converted make whole options granted to Mr. Ripp and Mr. Bairstow respectively in connection with their employment by us in 2013).

With respect to PSUs granted under the Outperformance Plan, generally the number of PSUs earned is determined as of the change of control date based on the change in control price, and the number of PSUs that are earned (if any) are converted to time-vested RSUs that vest on March 15, 2018 (the end of the performance period) except for the incremental Outperformance Plan award made to Mr. Battista in connection with his becoming our Chief Executive Officer which would fully vest upon the change in control. If the employment of an Outperformance Plan grantee were to have ended because of a termination without “cause”, a resignation for “good reason”, retirement, disability or death within 12 months following a change in control (increased to 24 months for those who participate in the CIC Severance Plan), the converted RSUs would have fully vested upon such termination of employment, subject to the best net-after tax provision described above. Notwithstanding the foregoing (and except with respect to the incremental Outperformance Plan award made to Mr. Battista in connection with his becoming our Chief Executive Officer) the foregoing treatment would not apply to a change in control initiated by management. Instead the award (including the performance goal) would be adjusted under the Plan’s adjustment language and remain outstanding in accordance with its terms, though in the case of PSUs granted under the 2014 Omnibus Plan the Committee would have the discretion, but not the obligation, to accelerate vesting of the award at any time and in the case of PSUs granted under the 2016 Omnibus Plan the award would fully vest if upon such change in control the acquirer did not assume or replace the award. Similarly if an acquirer effecting any change in control declines to assume or replace the PSUs or converted RSUs, as applicable, the award would fully vest as of the change in control date.

Best Net After-Tax Benefit Provision; Limited Excise Tax Protection.    The employment agreements of each NEO contain a “best net after-tax provision” that mandates a reduction in parachute payments that would otherwise subject to an excise tax under Section 4999 of the Tax Code if such reduction places the NEO in a better after tax position. Mr. Battista’s employment agreement provides that if there is a change in control on or prior to the second anniversary of Mr. Battista’s becoming our Chief Executive Officer, the best net after-tax provision does not apply and that he is instead entitled to a gross up payment intended to negate the impact of the excise tax on the amount received.

Key Management Change in Control Severance Plan.    In February 2017, the Company adopted the CIC Severance Plan. Because it was not in effect on December 31, 2016, the amounts below do not reflect the impact of that plan. For more information about this plan see “Executive Compensation—Compensation Discussion and Analysis—Compensation Elements – Understanding the Decisions—Other Compensation Elements—Key Management Change in Control Severance Plan.”

Retirement

Cash Payments.    As of December 31, 2016, none of the NEOs was eligible for an additional cash benefit or payment following a retirement.

Equity Award Vesting.    If Mr. Ripp had retired as of December 31, 2016, Mr. Ripp would have (1) fully vested in the stock options granted to him by us since the Spinoff, which would remain exercisable for five years following his retirement, and (2) continued to be eligible to receive the RSUs granted to him by us since the Spinoff which were treated as vested as of October 1, 2016 because of considerations under Section 409A of the Tax Code but have not yet settled pending the expiration of a six month delay. None of the other equity awards (i.e., the Outperformance Plan PSUs and the converted Time Warner RSUs and Time Warner stock options) would have vested upon his retirement.

None of the equity awards granted to the other NEOs is eligible for vesting upon retirement.

Disability

If the employment of any of the NEOs had terminated on December 31, 2016 on account of his or her “disability” (defined as a condition that prevents an individual from performing the material functions of his or her position for periods aggregating six months in any twelve month period), then in addition to the Accrued Obligations, he or she would have received the following disability benefits:

•

Cash Payments.    Continuation of base salary paid on our normal payroll dates plus a proportional amount (paid in substantially equal installments on our normal payroll dates over the period of salary continuation) of an “average annual bonus” (defined in the same manner for the NEO as described above in “—Termination without Cause”).reduced by amounts received by the NEO from workers’ compensation, Social Security and disability insurance policies maintained by us for 12 months following the date employment terminates (or such longer period as remains on the term of such NEO’s employment agreement with us, but subject to earlier termination if the NEO (1) commences substantially full-time employment or (2) becomes ineligible for long-term disability benefits under our long-term disability plan or becomes eligible for partial benefits of less than 50% under such plan;

•	Group Benefits Continuation. Continued eligibility to participate in our health and welfare programs (other than disability programs) during the disability period; and

•

Equity Award Vesting.    (1) Full vesting of stock options and RSUs, with stock options remaining exercisable for one year following employment termination (three years following the date employment terminates with respect Mr. Ripp’s outstanding stock options and the stock options granted to Mr. Bairstow by Time Warner that were converted upon the Spinoff); and (2) continuation of the Outperformance Plan award with the opportunity to receive a pro-rated award based on the NEO’s tenure during the performance period subject to satisfaction of the performance objective.

Death

If the employment of any of the NEOs had terminated on December 31, 2016 on account of his or her death, then in addition to the Accrued Obligations, his or her estate or designated beneficiary would have received the following death benefits:

•

Cash Payments.    For Messrs. Ripp or Bairstow, continuation of his base salary until the last day of the month in which his death occurred (which for a death on December 31, 2016 would have not resulted in any incremental payment); and

•

Equity Award Vesting.    (1) Full vesting of stock options and RSUs, with stock options remaining exercisable for one year following employment termination (three years following the date of death with respect Mr. Ripp’s outstanding stock options and the stock options granted to Mr. Bairstow by Time Warner that were converted upon the Spinoff); and (2) continuation of the Outperformance Plan award with the opportunity to receive a pro-rated award based on the NEO’s tenure during the performance period subject to satisfaction of the performance objective.

Restrictive Covenants

Messrs. Battista, Giangrande and Ford and Mmes. D’Emic and Wong.    The employment agreements with Messrs. Battista, Giangrande and Ford and Mmes. D’Emic, Wong and Webster provide that each is subject to restrictive covenants that obligate him or her not to disclose any of our confidential matters at any time. During their respective terms of employment, each is prohibited from competing with us by directly or indirectly rendering services to, or owning or acquiring certain interests in, any person or entity that engages, directly or indirectly, in any line of business that is substantially the same as any line of business that we engage in, conduct or, to his or her knowledge, have definitive plans to engage in or conduct. The restriction applies during employment and for a one (1) year period thereafter (if employment terminates for cause, or due to disability, resignation or retirement), and for the applicable severance period: 24 months (Battista), 18 months (other NEOs) (if employment is terminated by us without cause or by the executive for “good reason” (Battista) or due to our material breach of the employment agreement (other NEOs)). For one year following any termination of employment, the NEOs are prohibited from directly or indirectly soliciting business from any actual or prospective client of ours about which they obtained confidential information through their employment with us. In addition, each of the NEOs described in this paragraph is not permitted to, directly or indirectly, solicit the employment of, or employ, any person who was our employee or an employee of our affiliates on, or within six months prior to, the date employment terminates. The non-solicitation restriction applies for the applicable severance period following employment termination without cause or if the executive resigns due to our material breach of the employment agreement, and otherwise applies for the 12 month period following employment termination.

Messrs. Ripp and Bairstow.    The employment agreements with Messrs. Ripp and Bairstow provide that each is subject to restrictive covenants that obligate him not to disclose any of our confidential matters at any time. During their respective terms of employment (and in the event Mr. Ripp or Mr. Bairstow’s employment with us had terminated prior to the end of the current term of their employment agreement (i.e., September 30, 2018 and March 1, 2017, respectively), each is not permitted to compete with us by directly or indirectly rendering services to, or owning or acquiring certain interests in, any person or entity that engages, directly or indirectly, in any line of business that is substantially the same as any line of business that we engage in, conduct or, to his knowledge, have definitive plans to engage in or conduct. In addition, Mr. Bairstow is subject to the same competition restrictions that apply during his term of employment (i) for two years following the date employment terminates, if his employment is terminated by us without cause or by him due to our material breach of his employment agreement, or (ii) for one year following the date employment is terminated for any other reason. Finally, for two years following termination of his employment for any reason, Mr. Bairstow, is not permitted to, directly or indirectly, solicit the employment of, employ, or cause any other person to take such actions with respect to any person who was our employee or an employee of our affiliates on, or within six months prior to, the effective date of termination.

Termination Without Cause, In Connection with

Change in Control or Due to Death or Disability

The following table quantifies the estimated dollar value of potential additional payments and other benefits that would have been provided to the NEOs (or, in the case of death, to their respective estates or beneficiaries) following (i) a termination of their employment in various circumstances or (ii) a change in control of Time Inc., in each case, on the assumption that the termination or change in control occurred on December 31, 2016 and, in the case of Ms. Webster, the actual amounts of such payments due to her in connection with her termination of employment without cause as outlined in her separation agreement and release.

Name	Base Salary Continuation (1)	Average Annual Bonus(2)	2016 Bonus (3)	Equity Award Vesting(4)	Group Benefits Continuation (5)	Other Benefits (6)

Joseph A. Ripp
Termination without Cause or Resignation for Material Breach	$1,977,500	$2,479,591	$1,455,307	$8,012,687	$20,074	$87,500 (6)
Change in Control (7)	$1,977,500	$2,479,591	$1,455,307	$8,587,385	$20,074	$87,500 (6)
Retirement	—	—	—	$6,814,327	—	—
Disability	$1,977,500	$2,479,591	$1,455,307	$8,258,445	$20,074	$87,500 (6)
Death	—	$1,416,909	$1,455,307	$8,258,445	—	—
Richard Battista
Termination without Cause or Resignation for Good Reason	$2,400,000	$3,600,000	$1,033,974	$1,985,702	$44,323	—
Change in Control (7)	$2,400,000	$3,600,000	$1,033,974	$5,097,433	$44,323	$5,304,138 (6)
Disability	$3,300,000	$4,950,000	$1,033,974	$4,690,114	$46,987	—
Death	—	—	$1,033,974	$4,690,114	—	—
Susana D’Emic
Termination without Cause or Resignation for Material Breach	$975,000	$320,796	$279,731	—	$1,467	—
Change in Control (7)	$975,000	$320,796	$279,731	$866,582	$1,467	—
Disability	$1,950,000	$641,592	$279,731	$731,529	$2,933	—
Death	—	—	$279,731	$731,529	—	—
Jennifer Wong
Termination without Cause or Resignation for Material Breach	$1,125,000	$750,000	$530,883	—	$1,440	—
Change in Control (7)	$1,125,000	$750,000	$530,883	$775,981	$1,440	—
Disability	$2,062,500	$1,375,000	$530,883	$644,409	$2,640	—
Death	—	—	$530,883	$644,409	—	—
Mark Ford
Termination without Cause or Resignation for Material Breach	$1,275,000	$1,065,481	$532,874		$25,566	—
Change in Control (7)	$1,275,000	$1,065,481	$532,874	$1,460,904	$25,566	—
Disability	$850,000	$710,321	$532,874	$1,329,332	$17,044	—
Death	—	—	$532,874	$1,329,332	—	—
Gregory Giangrande
Termination without Cause or Resignation for Material Breach	$1,050,000	$757,060	$574,206		$25,145	—
Change in Control (7)	$1,050,000	$757,060	$574,206	$1,075,254	$25,145	—

Name	Base Salary Continuation (1)	Average Annual Bonus(2)	2016 Bonus (3)	Equity Award Vesting(4)	Group Benefits Continuation (5)	Other Benefits (6)
Disability	$933,333	$672,943	$574,206	$927,581	$22,351	—
Death	—	—	$574,206	$927,581		—

Jeffrey J. Bairstow
Termination without Cause or Resignation for Material Breach	$1,900,000	$1,524,328	$813,035	$99,871	$22,558	$62,016 (6)
Change in Control (7)	$1,900,000	$1,524,328	$813,035	$2,879,668	$22,558	$62,016 (6)
Disability	$950,000	$762,164	$813,035	$2,715,198	$11,279	$31,008 (6)
Death	—	$762,164	$813,035	$2,715,198	—	—
Evelyn Webster
Termination without Cause or Resignation for Material Breach	$1,275,500	$1,061,855	$485,479		$14,550	$15,150 (6)

(1)

Reflects the payment by us of, in the case of termination without Cause or due to disability, 100% of base salary for the applicable NEO’s severance period or disability period, as the case may be. The amounts shown for disability do not reflect any reduction for other sources of disability payments received by the applicable NEOs.

(2)

Reflects the payment by us of the “average annual bonus” calculated in accordance with the terms of the applicable employment agreement for the applicable severance period or disability period, as the case may be.

(3)	Reflects the payment by us of the 2016 annual cash incentive calculated using actual financial results and a strategic rating of 100%.

(4)

Reflects (i) the value of accelerated Time Inc. stock options calculated based on the difference between the exercise price of the stock options and the closing sale price of Time Inc. common stock reported on the NYSE Composite Tape on December 31, 2016, (ii) the value of accelerated Time Inc. RSUs calculated based on the closing sale price of Time Inc. common stock reported on the NYSE Composite Tape on December 31, 2016, and (iii) the value of accelerated PSUs granted under the Outperformance Plan calculated assuming performance level at the closing sale price of Time Inc. common stock reported on the NYSE Composite Tape on December 31, 2016.

(5)

In the case of termination without “Cause”, reflects the cost to us of the applicable NEO’s continued participation in our group benefit plans (consisting of medical and dental insurance coverage, basic life insurance coverage, and accidental death and dismemberment insurance coverage) during his or her severance period for those whose agreements so provide (except for Mr. Battista where it reflects the cost of purchasing or reimbursing him for COBRA continuation coverage). The table excludes the cost of providing these group benefits during the applicable NEO’s disability period, because these benefits are available generally to all of our salaried employees during a disability period under our benefit programs.

(6)

Reflects cash payments to (i) Mr. Ripp pursuant to his employment agreement equal to $50,000 per year intended to enable Mr. Ripp to purchase insurance, (ii) Ms. Webster for tax advisory expenses, (iii) Mr. Bairstow pursuant to his employment agreement equal to an annual amount equal to two times the premiums he would have been required to pay to secure $2 million coverage under a group universal life insurance program, and (iv) Mr. Battista as an excise tax gross-up payment.

(7)

With the exception of equity awards granted to Mr. Battista when he assumed the role of Chief Executive officers, no payments are triggered solely as a result of a change in control. Amounts indicated reflect termination without cause within one year following a change in control, without reference to any reduction in benefit that may apply because of the net after-tax benefit rule. For Messrs. Ripp, Battista and Bairstow salary and average annual bonus payments would be payable in a lump sum on the 70th day following the date employment terminates. For Mr. Battista (i) the amount shown in the equity vesting column is inclusive of $3,626,578 equity awards that would have vested upon a change in control occurring on December 31, 2016 regardless of whether Mr. Battista’s employment terminates, and (ii) the amount shown in the Other Benefits column is inclusive of a $5,304,138 excise tax gross up calculated as if the change in control had occurred and Mr. Battista’s employment had terminated prior to the change in control.

DIRECTOR COMPENSATION

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2016.

Director(1)	Fees Earned in Cash(2)	Stock Awards(3)(5)	Total
David A. Bell	$ 120,000	$ 114,839	$ 234,839
John M. Fahey	$ 135,000	$ 114,839	$ 249,839
Manuel A. Fernandez	$ 111,219	$ 114,839	$ 226,058
Dennis J. FitzSimons	$ 100,000	$ 114,839	$ 214,839
Betsy D. Holden	$ 100,000	$ 114,839	$ 214,839
Kay Koplovitz	$ 100,000	$ 114,839	$ 214,839
J. Randall MacDonald	$ 115,000	$ 114,839	$ 229,839
Ronald S. Rolfe	$ 125,000	$ 114,839	$ 239,839
Sir Howard Stringer	$ 100,000	$ 114,839	$ 214,839
Michael P. Zeisser(4)	$ 133,000	$ 143,881	$ 276,881

(1)

Joseph A. Ripp, the Company’s Executive Chairman and Richard Battista, the Company’s President and Chief Executive Officer, who are both employees of the Company, are not included in this table. The compensation received by Messrs. Ripp and Battista as employees of the Company is shown in the 2016 Summary Compensation Table. They receive no additional compensation for their director service.

(2)

Amounts in this column reflect the 2016 annual cash retainer earned by each non-employee director, which includes a $100,000 cash retainer for all of the directors, plus $35,000 for Mr. Fahey for his service as Lead Independent Director, $25,000 for Mr. Rolfe for his service as Audit and Finance Committee chair, $20,000 to Mr. Bell for his service as Compensation Committee chair, $15,000 to Mr. MacDonald for his service as Nominating and Governance Committee chair and $11,219 to Mr. Fernandez for his service as Nominating and Governance Committee chair, a role he assumed in September 2016 following Mr. MacDonald’s death. See footnote (4) below for more information regarding fees paid to Mr. Zeisser. With the exception of the amounts paid to Mr. Fernandez in connection with his assumption of the role of Nominating and Governance Committee chair, non-employee directors had the opportunity to defer the portion of their retainer payable in cash into deferred stock units (“DSUs”) as described under “—Narrative to 2016 Director Compensation Table—Deferral Program”. Mr. Fahey also received a one-time cash payment of $100,000 in January 2017 for his efforts in CEO transition oversight.

(3)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2016 fiscal year in accordance with ASC Topic 718 as the grant date value of compensation earned by directors in the form of RSUs on our common stock based on the assumption that the value of each RSU was equal to the closing sale price of one share of Time Inc. common stock reported on the NYSE Composite Tape on the date of grant, discounted to exclude the estimated dividend yield during the vesting period.

(4)

Mr. Zeisser was elected to the Board of Directors on February 8, 2016. Upon his election, he received a pro rata portion of the 2015 annual compensation package for non-employee directors for his service from February 8, 2016 to June 7, 2016 (the date of the 2016 annual meeting of stockholders), consisting of $33,000 in cash retainer and 2,294 RSUs (calculated by dividing $33,000 by the Time Inc. closing share price on the grant date). He also received the 2016 annual compensation package for non-employee directors as described under “—Narrative to 2016 Director Compensation Table—Elements of Non-Employee Director Compensation” subsequent to the 2016 annual meeting of stockholders.

(5)	Presented below is the aggregate number of outstanding RSUs held by the non-employee directors on December 31, 2016:

Director(a)	Total RSUs Outstanding at 12/31/2016
David A. Bell	7,067
John M. Fahey	7,067
Manuel A. Fernandez	7,067
Dennis J. FitzSimons	7,067
Betsy D. Holden	7,067
Kay Koplovitz	7,067
Ronald Rolfe	7,067
Sir Howard Stringer	7,067
Michael P. Zeisser(b)	9,361

(a)	The 7,067 RSUs granted to Mr. MacDonald in 2016 vested upon, and were settled following, his death and thus were not outstanding on December 31, 2016.

(b)	2,294 RSUs granted to Mr. Zeisser vested on February 8, 2017.

In addition to the outstanding RSUs, the Company has offered non-employee directors the opportunity to defer settlement of all or a portion of the RSUs granted and, beginning in 2016, all or a portion of their annual cash retainer. RSUs so deferred are converted, on the scheduled vesting date, into an equal number of DSUs. Any cash retainer so deferred is converted into DSUs with the number of

DSUs determined by dividing the amount of the deferred retainer by the closing share price on the payment date. Presented below is the aggregate number of outstanding DSUs held by the non-employee directors on December 31, 2016.

Director(c)	Total DSUs Outstanding at 12/31/2016
David A. Bell	8,214
John M. Fahey	8,238
Manuel A. Fernandez	14,428
Dennis J. FitzSimons	11,189
Betsy D. Holden	8,214
Kay Koplovitz	14,272
Ronald S. Rolfe	7,678
Sir Howard Stringer	11,189
Michael P. Zeisser	6,142

(c)	Mr. MacDonald’s DSUs were settled following his death and were thus not outstanding on December 31, 2016.

Narrative to 2016 Director Compensation Table

Elements of Non-Employee Director Compensation

The 2016 annual compensation package for non-employee directors consists of an annual retainer with the following components:

Cash Retainer	$100,000
RSUs	$120,000	*
Lead Director/ Chair Cash Retainer Supplement	Varies

*

Number of RSUs determined by dividing this amount by the Time Inc. closing share price on the grant date. 7,067 RSUs were issued to each non-employee director based on the closing sale price of $16.98 on the NYSE Composite Tape on June 7, 2016.

Lead Director / Chair Cash Retainer Supplement
Lead Director	Audit and Finance	Compensation	Nominating and Governance
$35,000	$25,000	$20,000	$15,000

Cash Retainer

The 2016 cash retainer payments, including the lead director/chair cash retainers were paid in a lump sum shortly following the regularly scheduled meeting of the Board of Directors following the 2016 annual stockholders’ meeting except that a pro rata cash retainer was also paid to Mr. Zeisser shortly following his election to our Board of Directors in February 2016 and a pro rata cash retainer supplement was paid to Mr. Fernandez shortly following his assumption of the role of Nominating and Governance Committee chair in September 2016.

Restricted Stock Units

At the Board of Directors meeting following the 2016 annual stockholders’ meeting, the Board of Directors authorized the issuance of 7,067 RSUs under the 2016 Omnibus Plan to each non-employee director then serving. The RSUs were granted pursuant to the terms of the standard non-employee director RSU agreement. Under the terms of the standard award agreement, awards vest in full on the earlier of the first anniversary of the grant date and the next annual meeting of stockholders. Vesting accelerates upon termination of service as a non-employee director on account of death or disability. Vesting also accelerates immediately prior to a change in control (as defined in the agreement) except that if the accelerated amount would subject the non-employee director to an excise tax under Section 4999 of the Tax Code, then the value of the acceleration is reduced if that reduction results in the non-employee director receiving a larger net after-tax benefit.

In February 2016, the Board of Directors authorized the issuance of a pro rata RSU award (2,294 RSUs) to Mr. Zeisser in connection with his election to our Board of Directors that vested on the first anniversary of the grant date. Except for the vesting date, the terms of the award were identical to the terms described above with respect to the other RSU awards made to non-employee directors.

Deferral Program

Non-employee directors have had the opportunity to defer that portion of their annual retainer issued as RSUs by deferring settlement of the RSUs awarded, thus converting the RSUs into DSUs. In December 2015, the deferral program was extended to that portion of their annual retainer issued in cash so that non-employee directors would have the opportunity to defer all or half of the cash paid to them in 2016 into DSUs. Under the deferral programs, non-employee directors may elect to receive the shares in settlement of their DSUs in up to three annual installments in any month and year within 10 years of the scheduled vesting date or following separation from service as a non-employee director. Dividend equivalents are maintained for the DSUs during the deferral period and are payable when shares are delivered in settlement of the DSUs. In 2016, all non-employee directors except Mr. Bell elected to participate in the deferral program for their RSU awards, and all non-employee directors except Messrs. Bell and Fahey and Ms. Holden elected to defer all or half of their scheduled cash retainer payments in 2016 into DSUs.

Stock Ownership Guidelines

Our Nominating and Governance Committee has adopted a policy requiring our non-employee directors to own five times their annual cash retainer in our common stock. Beginning in 2015, non-employee directors were required to retain 100% of the net after tax shares received from the vesting of their annual RSU awards until the required multiple is achieved.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Bell, Mr. FitzSimons, Ms. Holden, Ms. Koplovitz and Sir Howard Stringer served on our Compensation Committee during 2016. None of these individuals has at any time been an officer or employee of the Company. During 2016, none of our executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board or Compensation Committee served as an executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SHARE OWNERSHIP

The following table provides information as of April 25, 2017 with respect to the beneficial ownership of our common stock by:

•	Each person who is known by us to beneficially own more than 5% of our common stock;
•	Each of our directors;
•	Each of the named executive officers (NEOs); and
•	All of our directors and executive officers, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 25, 2017 pursuant to the exercise of options or the vesting of RSUs to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as otherwise noted in the footnotes below, each person or entity identified in the table below, to our knowledge, has sole voting and investment power with respect to the securities they hold, other than property rights of spouses. Percentage computations are based on 99,458,481 shares of our common stock outstanding as of April 25, 2017.

Name	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and Executive Officers:
Mr. Joseph A. Ripp(a)	1,157,328	1.16%

Mr. Richard Battista(b)	83,410	*

Mr. David A. Bell(c)	18,023	*

Mr. John M. Fahey, Jr.	11,132	*

Mr. Manuel A. Fernandez	84	*

Mr. Dennis J. FitzSimons	9,418	*

Ms. Betsy D. Holden	9,006	*

Ms. Kay Koplovitz	240	*

Mr. Ronald S. Rolfe	15,402	*

Sir Howard Stringer	11,882	*

Mr. Michael P. Zeisser	299	*

Mr. Susana D’Emic	15,037	*

Name	Amount and Nature of Beneficial Ownership	Percentage of Class
Ms. Jennifer Wong(d)	23,401	*

Mr. Mark Ford(e)	129,337	*

Mr. Gregory Giangrande(f)	131,806	*

Mr. Jeffrey Bairstow(g)	208,782	*

Ms. Evelyn Webster(f)	3,773	*

All directors, named executive officers and other executive officers as a group (22 individuals)(h)	1,904,641	1.92%
Principal Stockholders:

BlackRock, Inc.(i)	10,236,339	10.29%

Fairpointe Capital LLC(j)	9,986,463	10.04%

The Vanguard Group(k)	8,578,161	8.62%

JANA Partners LLC(l)	4,999,999	5.03%

*	Less than 1%.

(a)	Includes 974,468 options that are or will become exercisable on or before June 24, 2017.

(b)	Includes 75,899 options that are currently exercisable.

(c)	Includes 7,067 RSUs that will vest on or before June 24, 2017.

(d)	Includes 21,459 options that are currently exercisable.

(e)	Includes 117,893 options that are or will become exercisable and 3,209 RSUs that will vest on or before June 24, 2017.

(f)	Includes 95,047 options that are or will become exercisable and 3,276 RSUs that will vest on or before June 24, 2017.

(g)

Although their employment has terminated, Ms. Webster and Mr. Bairstow are included in this table because they are named executive officers. The reported information represents the latest share ownership of these individuals that the Company has for April 25, 2017. For Mr. Bairstow this includes 208,782 options that are currently exercisable.

(h)	Includes 19,707 RSUs that will vest and 1,542,975 options that are or will become exercisable on or before June 24, 2017.

(i)

Beneficial ownership information is based on a Schedule 13G/A with respect to the Company’s common stock filed by BlackRock, Inc. with the SEC on January 17, 2017. BlackRock, Inc. has sole voting power over 9,987,541 shares of our common stock and sole investment power over 10,236,339 shares of our common stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10022.

(j)

Beneficial ownership information is based on a Schedule 13G/A with respect to the Company’s common stock filed by Fairpointe Capital LLC with the SEC on February 13, 2017. Fairpointe Capital LLC has sole voting power over 9,646,217 shares of our common stock and sole investment power over 9,784,363 shares of our common stock. Fairpointe Capital LLC has shared investment power over 202,100 shares of our common stock. The address of Fairpointe Capital LLC is One N. Franklin, Suite 3300, Chicago, Illinois 60606.

(k)

Beneficial ownership information is based on a Schedule 13G/A with respect to the Company’s common stock filed by The Vanguard Group with the SEC on February 10, 2017. The Vanguard Group has sole voting power over 122,567 shares of our common stock and has sole investment power over 8,449,355 shares of our common stock. The Vanguard Group has shared voting power over 12,524 shares of our common stock and shared investment power over 128,806 shares of our common stock. Vanguard Fiduciary Trust Company (“VFTC”), a wholly-owned subsidiary of The Vanguard Group, is the beneficial owner of 116,282 shares of our common stock as a result of VFTC serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd. (“VIA”), a wholly-owned subsidiary of The Vanguard Group, is the beneficial owner of 18,809 shares of our common stock as a result of VIA serving as investment manager of Australian investment offerings. The address of The Vanguard Group is 100 Vanguard Blvd, Malvern Pennsylvania 19355.

(l)

Beneficial ownership information is based on a Schedule 13G with respect to the Company’s common stock filed by JANA Partners LLC with the SEC on February 14, 2017. JANA Partners LLC has sole voting power over 4,999,999 shares of our common stock and sole investment power over 4,999,999 shares of our common stock. The address of JANA Partners LLC is 767 Fifth Avenue, 8th Floor, New York, NY 10153.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (4)
	(a)	(b)	(c)
Equity compensation plan approved by security holders (1)	10,061,790	17.55	9,422,202
Equity compensation plan not approved by security holders (2)	85,836	14.38	-
Total	10,147,626	17.50	9,422,202

(1)	The number shown in column (a) includes 3,135,961 shares of common stock underlying outstanding RSUs, 6,187,186 shares underlying stock options and 738,643 shares of common stock underlying outstanding PSUs under the shareholder-approved 2016 Omnibus Plan and the 2014 Omnibus Plan. The PSUs may be adjusted dependent on the level of achievement of specified performance, up to a maximum payout of 275% or down to a minimum payout of 0% of PSUs granted. This column assumes that the PSUs pay out at target or 100%.
(2)	This reflects the Time Inc. Inducement Award Plan. The Board adopted the Inducement Award Plan in February 2016 for the purpose of providing non-qualified stock options and/or restricted stock units to certain individuals to induce such individuals to enter into employment with the Company or its affiliates. The issuance of awards under the Inducement Award Plan was at the discretion of the Compensation Committee, which had the authority to determine the persons to whom any awards were granted and the terms, conditions and restrictions applicable to any award. The total number of shares available for issuance under the plan was initially set at 3,000,000. The Inducement Award Plan has been replaced and superseded by the 2016 Omnibus Plan, though outstanding awards thereunder remain outstanding and continue to be governed by the terms of the Inducement Award Plan. Stock options covering 85,836 shares were issued under the plan.
(3)	Because there is no exercise price associated with RSUs or PSUs, these stock awards are not included in the weighted-average exercise price calculation presented in column (b).
(4)	The amount shown in column (c) is the number of shares that may be issued upon exercise of options and other equity awards that may be granted in the future under the 2016 Omnibus Plan. For purposes of this column, the number of PSUs, whose vesting ranges from 0% to 275% of PSUs granted, reflects the maximum potential achievement of 275% of such outstanding PSUs, or the use of 2,031,266 securities available for future issuance under the 2016 Omnibus Plan. In the event the PSUs granted under the 2016 Omnibus Plan and the 2014 Omnibus Plan pay out at target, or 100%, the number of securities available for issuance under the 2016 Omnibus Plan would be approximately 10.7 million.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Policy and Procedures Governing Related Person Transactions

Our Board has adopted a written policy for the review and approval or ratification of transactions involving related persons, which consist of directors, director nominees, executive officers, persons or entities known to the Company to be the beneficial owner of more than 5% of any outstanding class of the voting securities of the Company, or immediate family members or certain affiliated entities of any of the foregoing persons. Under authority delegated by the Board, the Audit and Finance Committee (or its Chair, under certain circumstances) is responsible for applying the policy with the assistance of the General Counsel or his or her designee (if any). Transactions covered by the policy consist of any financial transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which: (i) the aggregate amount involved will or may be expected to exceed $120,000 since the beginning of the previous fiscal year; (ii) the Company is, will or may be expected to be a participant; and (iii) any related person has or will have a direct or indirect material interest.

The Audit and Finance Committee (or the Chair or other Committee member as the case may be) may take into account such factors it deems appropriate in its determination to approve or ratify a transaction, which may include:

•	The extent of the related person’s interest in the transaction;

•	Whether the transaction would interfere with the objectivity and independence of any related person’s judgment or conduct in fulfilling his or her duties and responsibilities to the Company;

•	Whether the transaction is fair to the Company and on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances;

•	Whether the transaction is in the best interest of the Company and its stockholders;

•	Whether the transaction is consistent with any conflict of interest policy set forth in the Company’s Standard of Business Conduct and other policies; and

•

Whether in connection with any transaction involving a non-employee director or nominee for director, such transaction would compromise such director’s status as: (i) an independent director under the NYSE listing standards or our Corporate Governance Policy; (ii) an “outside director” under Tax Code Section 162(m) or a “non-employee director” under Rule 16b-3 under the Exchange Act, if such director serves on the Compensation Committee; or (iii) an independent director under Rule 10A-3 of the Exchange Act and the NYSE listing standards, if such director serves on the Audit and Finance Committee.

The Audit and Finance Committee (or the Chair as the case may be) may impose such conditions or guidelines as it determines appropriate with respect to any related person transaction it approves or ratifies, including, but not limited to:

•	Conditions relating to ongoing reporting to the Audit and Finance Committee and other internal reporting;

•	Limitations on the dollar amount of the transaction;

•	Limitations on the duration of the transaction or the Audit and Finance Committee’s approval of the transaction;

•	Other conditions for the protection of the Company and to avoid conferring an improper benefit, or creating the appearance of a conflict of interest.

2016 Related Person Transactions

Brendan Ripp is the son of Joseph A. Ripp, our executive Chairman and former Chief Executive Officer. He served as President, Technology and Telecommunication from February 2016 until his departure from the Company in October 2016. Prior to that, he served as the publisher of Sports Illustrated and the related SI.com website since January 2014, and the publisher of Golf and the related golf.com website since February 2015. He previously served as the Vice President, Sales and Marketing of Fortune and, before that, as publisher of Money and Time. For 2016, Brendan Ripp earned compensation (excluding equity awards) of approximately $462,704, which includes base salary and all other cash compensation and perquisites. Brendan Ripp also received equity awards consisting of 15,646 RSUs and 11,364 PSUs. The terms and conditions of these grants were substantially the same as those of the equity grants made to our NEOs. Accordingly, all unvested RSUs and PSUs forfeited upon his departure. Mr. Ripp was not eligible for a bonus in respect of his 2016 service, which is not generally available to employees who resign their employment prior to the payment date.

DIRECTOR INDEPENDENCE AND INDEPENDENCE DETERMINATIONS

Under NYSE rules, a director is not independent unless the Board makes an affirmative determination to such effect. In order to determine that a director is independent, the Board must affirmatively determine that the director has no material relationship with the Company, and the director must satisfy the standards and objective tests set forth under NYSE rules.

In addition to the standards for independence established under NYSE rules, the Board has also adopted the following categorical standards in our Corporate Governance Policy, which provide that a director will not be independent if one or more of the following conditions are met:

(i)

the director is, or has been within the last three years, an employee of the Company and its consolidated subsidiaries (the “Consolidated Company”), or an immediate family member of the director is, or has been within the last three years, an executive officer of the Company; or

(ii)

the director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from the Consolidated Company, other than director and committee fees and pensions or other forms of deferred compensation for prior service with the Consolidated Company (provided such compensation is not contingent in any way on continued service); or

(iii)

(A) the director is a current partner or employee of a firm that is the Consolidated Company’s internal or external auditor; (B) the director has an immediate family member who is a current partner of such a firm; (C) the director has an immediate family member who is a current employee of such a firm and personally works on the Consolidated Company’s audit, or (D) the director or an immediate family member was within the last three years a partner or employee of such a firm and personally worked on the Company’s audit within that time; or

(iv)

The director or an immediate family member is, or has been with the last three years, employed as an executive officer of another company where any of the Company’s present executive officers at the same time serves or served on that company’s compensation committee; or

(v)

the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Consolidated Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues.

As set forth in our Corporate Governance Policy, it is the Board’s objective that a substantial majority of the members of the Board be independent. Our Corporate Governance Policy also requires that all the members of the Audit and Finance Committee, the Compensation Committee and the Nominating and Governance Committee be independent under the NYSE listing standards. The Board has determined that each of the directors is independent except for Mr. Ripp, our Executive Chairman and Former Chief Executive Officer, and Mr. Battista, our President and Chief Executive Officer. The Board also determined that Mr. McDonald who served as a director in 2016 was independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND FINANCE COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES

Our Audit and Finance Committee Charter requires the Audit and Finance Committee to pre-approve all auditing and other services provided by our independent registered public accounting firm to the Company.

AUDIT AND OTHER FEES

The following table presents the aggregate fees billed for professional services rendered by Ernst & Young for the audit and review of our financial statements for 2016 and 2015 and the aggregate fees for other services rendered by Ernst & Young billed in those periods (in thousands):

	2016	2015
Audit fees	$3,810	$2,971
Audit-related fees(1)	$220	$182
Tax fees(2)	$175	$252
All other fees	$0	$0

Total	$4,205	$3,405

(1)	Audit-related fees related primarily to employee benefit plan audits and service auditor’s examination in 2016 and 2015.

(2)	Tax fees related primarily to tax planning projects in 2016 and 2015.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Amendment:

(3)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Amendment and such Exhibit Index is incorporated herein by reference.

Annex A

Incentive Plan Performance Definitions

and Reconciliation to GAAP Metrics

Positive Adjusted Pre-Tax Operating Income

Adjusted Pre Tax Operating Income is defined as income (loss) from continuing operations as defined by U.S. GAAP, excluding the following: (a) noncash impairments of goodwill, intangible and fixed assets and investments, (b) gains and losses on operating assets, liabilities, and investments, (c) external costs related to mergers, acquisitions, investments or dispositions, to the extent expensed, as well as contingent consideration related to such transactions, (d) restructuring charges or reductions in restructuring charges greater than $3 million; for the avoidance of doubt, including costs associated with real estate consolidation, (e) reserves larger than $3 million established in connection with litigation, tax audits and similar governmental proceedings and payments associated with judgments and settlements, including litigation costs, (f) recoveries and reductions in reserves greater than $3 million in litigation and similar proceedings, (g) gains or losses recognized from the forgiveness or extinguishment of debt, (h) gains and losses recognized in connection with pension and other post-retirement plan curtailments or settlements, (i) the impact of natural disasters or other catastrophic events, net of insurance, greater than $3 million, (j) expenses related to real estate consolidation including duplicative rent expense and expenses incurred to move to a new facility and expenses for any rent for temporary office or staging space pending a move to a new facility, (k) federal, state and foreign taxes on income (loss) from continuing operations as defined by U.S. GAAP and the impact of federal, state and foreign taxes on the items described in (a) through (j).

Adjusted Pre-Tax Operating Income Calculation

($ in millions)
Reported Net Income (Loss)	(48)
Interest expense	68
Other expense, net*	18
Bargain purchase (gain)	(3)
Income (Loss) from Continuing Operations	35
(a) Noncash impairments	196
(b) (Gains) and losses – Operating assets, liabilities and investments	(20)
(c) External transaction costs	25
(d) Restructuring charges (excluding first $3 million)	74
(h) (Gains) and losses – Pension	0
(j) Real estate consolidation	0
(k) Income tax benefit	(33)
Adjusted Pre-Tax Operating Income – Threshold Metric	277

* Includes $ 4 million gain recognized from the extinguishment of debt (per item (g))

2016 Annual Incentive Plan (“2016 AIP”)

2016 AIP: Adjusted Operating Income Before Depreciation and Amortization

Adjusted Operating Income Before Depreciation and Amortization (“Adjusted OIBDA”) is reported Operating Income (Loss), adjusted to add back: (a) depreciation and amortization expense; (b) restructuring and severance costs including real estate consolidation costs; (c) impact of noncash impairments of goodwill, intangible and fixed assets; (d) gains and losses on operating assets, liabilities and investments; (e) gains and losses recognized in connection with pension plan curtailments, settlements or termination benefits; (f) external costs related to mergers, acquisitions or dispositions, as well as contingent consideration relating to such transactions, to the extent such costs are expensed.

2016 AIP: Adjusted OIBDA Calculation (including adjustments)

($ in millions)
Reported Operating Income (Loss)	2
Add:
(a) Depreciation and amortization expense	137
(b) Restructuring and severance costs including real estate consolidation costs	77
(c) Impact of noncash impairments of goodwill, intangible and fixed assets	193
(d) (Gains) and losses – Operating assets, liabilities and investments	(20)
(e) (Gains) and losses recognized in connection with pension plan curtailments, settlements or termination benefits	0
(f) External costs related to mergers, acquisitions or dispositions, as well as contingent consideration relating to such transactions, to the extent such costs are expensed	25
Add:
Other loss (on equity investments)	(20)
Accounting true-ups / harmonization*	5
UK Real Estate Tax Legislation*	6
Less:
Impact of lower than budgeted AIP bonus	(5)
Adjusted OIBDA Under 2016 AIP**	401

 *     Additional adjustments approved by the Compensation Committee

 **   Does not sum to total due to rounding

2016 AIP: Adjusted Free Cash Flow

Adjusted free cash flow is Cash provided by (used in) operations less capital expenditures, adjusted to add back capital expenditures in connection with real estate consolidations.

2016 AIP: Adjusted Free Cash Flow Calculation (including adjustments)

($ in millions)
Reported Cash Provided by (Used in) Operations	195
Less:
Capital expenditures	(101)
Add:
Capital expenditures associated with real estate consolidations	57
Transaction and transition service and real estate exit costs paid in 2016*	34
Adjusted Free Cash Flow Under 2016 AIP	185

*    Additional adjustments approved by the Compensation Committee

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME INC. (Registrant)

By:	/s/ Lauren Ezrol Klein
Lauren Ezrol Klein
Executive Vice President, General Counsel and Corporate Secretary

Date: April 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Battista	President and Chief Executive Officer and Director (principal executive officer)	April 28, 2017
Richard Battista

/s/ Susana D’Emic	Executive Vice President and Chief Financial Officer (principal financial officer)	April 28, 2017
Susana D’Emic

/s/ Galiya Tleuova	Senior Vice President and Controller (principal accounting officer)	April 28, 2017
Galiya Tleuova
*	Director
David A. Bell
*	Director
John M. Fahey, Jr.
*	Director
Manuel A. Fernandez
*	Director
Dennis J. FitzSimons
*	Director
Betsy D. Holden
*	Director
Kay Koplovitz
*	Executive Chairman of the Board
Joseph A. Ripp
*	Director
Ronald S. Rolfe
*	Director
Sir Howard Stringer
*	Director
Michael Zeisser

*By	/s/ Lauren Ezrol Klein	April 28, 2017
Lauren Ezrol Klein
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description

2.1

Separation and Distribution Agreement, dated June 4, 2014, between Time Warner Inc. and Time Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2014).

3.1

Amended and Restated Certificate of Incorporation of Time Inc., effective 11:59 p.m. EDT June 6, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2014).

3.2	Amended and Restated By-laws of Time Inc., effective as of May 21, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2015).

4.1	Specimen Common Stock Certificate of Time Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2014).

4.2

Indenture, dated April 29, 2014, among the Company, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on April 28, 2014).

4.3

First Supplemental Indenture, dated July 15, 2014, between Cozi Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 4, 2014).

4.4

Second Supplemental Indenture, dated February 13, 2015, between Time TV Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2014).

4.5

Third Supplemental Indenture, dated July 6, 2015, between FanSided Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015).

4.6

Fourth Supplemental Indenture, dated August 27, 2015, among SI Play LLC, Time Inc. Play, TI Experiential Inc., Invnt, LLC, League Sports Services LLC, LeagueAthletics.com LLC, LSS Football LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 5, 2015).

4.7

Fifth Supplemental Indenture, dated December 2, 2015, between Hello Giggles, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016).

4.8

Sixth Supplemental Indenture, dated January 19, 2016, between Time Inc. Food Studio Productions LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

4.9

Seventh Supplemental Indenture, dated March 31, 2016, between This Old House Ventures, LLC, This Old House Productions, LLC, the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

4.10

Eighth Supplemental Indenture, dated June 2, 2016, between Vertical Media Solutions Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016).

4.11	Ninth Supplemental Indenture, dated October 24, 2016, between Bizrate Insights Inc. and Wells Fargo Bank, National Association, as trustee.**

4.12

Credit Agreement, dated as of April 24, 2014, among the Company, the guarantors from time to time party thereto, each lender from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the SEC on May 8, 2014).

4.13

Sale and Purchase Agreement dated as of October 30, 2015 among the Company, Time Inc. (UK) Blue Fin Holdings Limited and Blue Fin UK Limited (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2015).

10.1

Transition Services Agreement, dated June 4, 2014, between Time Warner Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.2

Tax Matters Agreement, dated June 4, 2014, between Time Warner Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.3

Employee Matters Agreement, dated June 4, 2014, between Time Warner Inc. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.4

Letter Agreement, dated September 7, 2016, between the Company and Richard Battista (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.5

Employment Agreement, amended and restated as of September 13, 2016, between the Company and Richard Battista (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.6	Employment Agreement, dated October 12, 2016, between the Company and Susana D’Emic.**

10.7

Employment Agreement, dated December 11, 2015, between the Company and Jennifer Wong (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.8

Amendment to Employment Agreement, dated September 13, 2016, between the Company and Jennifer Wong (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.9

Employment Agreement, made and effective as of October 31, 2013, between the Company and Joseph A. Ripp (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.10

Letter Agreement, dated September 12, 2016, between the Company and Joseph A. Ripp (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.11

Employment Agreement, made and effective as of October 31, 2013, between the Company and Jeffrey J. Bairstow (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.12	Letter Agreement, dated October 17, 2016, between the Company and Jeffrey J. Bairstow.**

10.13

Employment Agreement, dated November 5, 2013, effective as of October 31, 2013, amended as of March 31, 2014, between the Company and Norman Pearlstine (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on April 28, 2014).

10.14

Amendment to Employment Agreement dated as of November 5, 2013 and as amended on March 31, 2014, by and between the Company and Norman Pearlstine, effective as of July 18, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2016)

10.15

Employment Agreement, amended and restated effective as of September 12, 2014, between Time Inc. and Mark Ford (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

10.16

Employment Agreement, amended and restated as of February 19, 2014, effective as of March 21, 2014, between Time Inc. and Evelyn Webster (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on April 28, 2014).

10.17

Severance Agreement, dated July 24, 2016, between the Company and Evelyn Webster (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.18

Time Inc. Supplemental Savings Plan, dated and effective January 1, 2011, restated January 1, 2014 (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.19

Time Inc. Deferred Compensation Plan, dated and effective November 18, 1998, restated January 1, 2014 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.20

Time Inc. Deferred Compensation Plan, dated and effective November 18, 1998, restated January 1, 2014 and applicable to amounts deferred prior to January 1, 2005 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the SEC on January 31, 2014).

10.21

Pearlstine Deferred Compensation Arrangement pursuant to Annex B of Employment Agreement, made as of September 25, 2000, effective as of January 1, 2000, by and between the Company and Norman Pearlstine (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed with the SEC on March 7, 2014).

10.22

Rabbi Trust Agreement relating to Pearlstine Deferred Compensation Arrangement, dated and effective April 1, 1998, between Time Inc. and Evercore Trust Company (as successor trustee to U.S. Trust Company of California, N.A.) (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed with the SEC on March 7, 2014).

10.23

Restricted Stock Units Agreement (for an award of restricted stock units to Joseph A. Ripp under the Time Warner Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.24

Non-Qualified Stock Option Agreement (for an award of stock options to Joseph A. Ripp under the Time Warner Inc. 2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.25

Restricted Stock Units Agreement (for an award of restricted stock units to Jeffrey J. Bairstow under the Time Warner Inc. 2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.26

Non-Qualified Stock Option Agreement (for an award of stock options to Jeffrey J. Bairstow under the Time Warner Inc. 2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.27	Time Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.28	Time Inc. Excess Benefit Pension Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2014).

10.29	Time Inc. Incentive Plan for Executive Officers (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on April 25, 2014).

10.30	Time Inc. Inducement Award Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 19, 2016).

10.31	Time Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Annex B to the Company’s Schedule 14A filed with the SEC on April 21, 2016).

10.32

Form of Restricted Stock Unit Agreement for restricted stock units granted to employees between June 9, 2014 and February 7, 2016 under the Time Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2014).

10.33

Form of Restricted Stock Unit Agreement for restricted stock units granted to employees on and after February 8, 2016 under the Time Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

10.34

Form of Non Qualified Stock Option Agreement for stock options granted to employees between June 23, 2014 and February 7, 2016 under the Time Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2014).

10.35

Form of Non Qualified Stock Option Agreement for stock options granted to employees on and after February 8, 2016 under the Time Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

10.36

Form of Non Qualified Stock Option Agreement for stock options granted under the Time Inc. Inducement Award Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.37

Form of Performance Stock Units Agreement granted to employees on and after February 8, 2016 under the Time Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 5, 2016).

10.38

Form of Restricted Stock Units Agreement for restricted stock units granted to Richard Battista under the Time Inc. 2016 Omnibus Incentive Compensation Plan on and after September 13, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.39

Form of Performance Stock Units Agreement for performance stock units granted to Richard Battista under the Time Inc. 2016 Omnibus Incentive Compensation Plan on and after September 13, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.40

Form of Non Qualified Stock Option Agreement for stock options granted to Richard Battista under the Time Inc. 2016 Omnibus Incentive Compensation Plan on and after September 13, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 3, 2016).

10.41

Form of Restricted Stock Units Agreement for restricted stock units granted to employees (other than Richard Battista) under the Time Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016).

10.42

Form of Performance Stock Units Agreement for performance stock units granted to employees (other than Richard Battista) under the Time Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016).

10.43

Form of Non Qualified Stock Option Agreement for stock options granted to employees (other than Richard Battista) under the Time Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016).

10.44

Form of Restricted Stock Unit Agreement for restricted stock units granted to non-employee directors under the Time Inc. 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 5, 2014).

10.45

Form of Deferred Stock Units Agreement for deferred stock units granted to non-employee directors under the Time Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016).

10.46

Form of Restricted Stock Units Agreement for restricted stock units granted to non-employee directors under the Time Inc. 2016 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016).

10.47

Deed of Guarantee dated as of October 19, 2015 among the Company, Time Inc. (UK) Limited and IPC Media Pension Trustee Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2015).

21.1	List of subsidiaries of Time Inc.**

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBR: Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*   Filed herewith.

** Previously filed or furnished with the registrant’s Annual Report on Form 10-K, filed February 27, 2017.