Form 10-Q
period 2017-03-31
Time Inc.
filed 2017-05-10
CIK 1591517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
Description of Class    Shares Outstanding as of
Common Stock — $0.01 par value    May 5, 2017
99,458,481

TIME INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TIME INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$241	$296
Short-term investments	40	40
Receivables, less allowances of $183 and $203 at March 31, 2017 and December 31, 2016, respectively	427	543
Inventories, net of reserves	30	31
Prepaid expenses and other current assets	132	110
Total current assets	870	1,020

Property, plant and equipment, net	311	304
Intangible assets, net	835	846
Goodwill	2,086	2,069
Other assets	69	66
Total assets	$4,171	$4,305

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$513	$598
Deferred revenue	420	403
Current portion of long-term debt	7	7
Total current liabilities	940	1,008

Long-term debt	1,232	1,233
Deferred tax liabilities	195	210
Deferred revenue	81	86
Other noncurrent liabilities	323	328
Commitments and contingencies (Note 12)

Redeemable noncontrolling interests	1	—

Stockholders' equity
Common stock, $0.01 par value, 400 million shares authorized; 99.34 million and 98.95 million shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1	1
Preferred stock, $0.01 par value, 40 million shares authorized; none issued	—	—
Additional paid-in-capital	12,531	12,548
Accumulated deficit	(10,760)	(10,732)
Accumulated other comprehensive loss, net	(373)	(377)
Total Time Inc. stockholders' equity	1,399	1,440
Equity attributable to noncontrolling interests	—	—
Total stockholders' equity	1,399	1,440
Total liabilities and stockholders' equity	$4,171	$4,305
See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues
Advertising	$331	$360
Circulation	205	238
Other	100	92
Total revenues	636	690
Costs of revenues	284	297
Selling, general and administrative expenses	344	377
Amortization of intangible assets	20	21
Restructuring and severance costs	16	1
(Gain) loss on operating assets, net	(2)	(3)
Operating income (loss)	(26)	(3)
Bargain purchase (gain)	—	(5)
Interest expense, net	17	17
Other (income) expense, net	2	6
Income (loss) before income taxes	(45)	(21)
Income tax provision (benefit)	(17)	(11)
Net income (loss)	(28)	(10)
Less: Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Time Inc.	$(28)	$(10)

Per share information attributable to Time Inc. common stockholders:
Basic net income (loss) per common share	$(0.29)	$(0.10)
Weighted average basic common shares outstanding	99.65	102.59
Diluted net income (loss) per common share	$(0.29)	$(0.10)
Weighted average diluted common shares outstanding	99.65	102.59
Cash dividends declared per share of common stock	$0.04	$0.19
See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(28)	$(10)

Other comprehensive income (loss), net of tax

Foreign currency translation
Unrealized gains (losses) occurring during the period	9	(12)

Benefit obligations
Unrealized gains (losses) occurring during the period	(6)	5
Reclassification adjustment for (gains) losses realized in net income (loss)	1	1
Net benefit obligations	(5)	6

Other comprehensive income (loss)	4	(6)

Comprehensive income (loss)	(24)	(16)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Time Inc.	$(24)	$(16)

See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Three Months Ended March 31, 2017
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance as of December 31, 2016	$1	$12,548	$(10,732)	$(377)	$1,440
Net income (loss)	—	—	(28)	—	(28)
Other comprehensive income (loss)	—	—	—	4	4
Dividends declared	—	(19)	—	—	(19)
Equity-based compensation, net of withholding taxes	—	2	—	—	2
Balance as of March 31, 2017	$1	$12,531	$(10,760)	$(373)	$1,399

	Three Months Ended March 31, 2016
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance as of December 31, 2015	$1	$12,604	$(10,570)	$(226)	$1,809
Net income (loss)	—	—	(10)	—	(10)
Other comprehensive income (loss)	—	—	—	(6)	(6)
Dividends declared	—	(20)	—	—	(20)
Purchase of common stock	—	—	(58)	—	(58)
Equity-based compensation, net of withholding taxes	—	5	—	—	5
Balance as of March 31, 2016	$1	$12,589	$(10,638)	$(232)	$1,720
See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$(28)	$(10)
Adjustments to reconcile Net income (loss) to Cash provided by (used in) operations
Depreciation and amortization	33	34
Amortization of deferred financing costs and discounts on indebtedness	1	2
(Gain) loss on sale of operating assets	—	(1)
(Gain) loss on repurchases of 5.75% Senior Notes	—	(4)
Amortization of deferred gain on sale-leaseback	(2)	(2)
Bargain purchase (gain)	—	(5)
(Income) loss on equity-method investments	1	10
Equity-based compensation expense	6	10
Deferred income taxes	(15)	(7)
Changes in operating assets and liabilities
Receivables	132	60
Inventories	1	—
Prepaid expenses and other assets	(24)	20
Accounts payable and other liabilities	(93)	(165)
Other, net	3	6
Cash provided by (used in) operations	15	(52)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(21)	(96)
(Investments in) divestitures of cost and equity-method investments	(2)	(9)
Proceeds from dispositions	—	1
Purchases of short-term investments	(20)	(20)
Maturities of short-term investments	20	20
Capital expenditures	(21)	(35)
Cash provided by (used in) investing activities	(44)	(139)

FINANCING ACTIVITIES
Purchase of common stock	—	(58)
Repurchase of 5.75% Senior Notes	—	(31)
Principal payments on Term Loan	(2)	(2)
Withholding taxes paid on equity-based compensation	(4)	(5)
Dividends paid	(19)	(20)
Contingent/deferred consideration payments	(2)	(1)
Cash provided by (used in) financing activities	(27)	(117)
Effect of exchange rate changes on Cash and cash equivalents	1	(3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55)	(311)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	296	651
CASH AND CASH EQUIVALENTS, END OF PERIOD	$241	$340
See accompanying notes.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Time Inc., together with its subsidiaries (collectively, the "Company," "we," "us" or "our"), is a leading multi-platform media company that engages over 170 million consumers globally every month through its portfolio of premium news and lifestyle brands across a diverse set of interest areas. The Company’s influential brands include People, Time, Fortune, Sports Illustrated, InStyle, Real Simple, Southern Living, Entertainment Weekly, Food & Wine, Travel + Leisure and Essence, as well as approximately 60 diverse brands in the United Kingdom. Time Inc. offers marketers a differentiated proposition in the media marketplace by combining our distinctive content, large-scale audiences and proprietary data and people-based targeting capabilities. Time Inc. extends the power of its brands through other media and platforms including video and television, licensing, live events and paid products and services. With approximately 30 million paid subscribers, Time Inc. is one of the largest direct marketers in the U.S. media industry. The Company has recently extended its assets into related areas through various acquisitions, including Viant, an advertising technology firm with a people-based marketing platform, Adelphic, a mobile-first self-service programmatic ad buying platform, and Bizrate Insights, a consumer insights company. Time Inc. is also home to celebrated events, such as the Time 100, Fortune Most Powerful Women, People’s Sexiest Man Alive, Sports Illustrated’s Sportsperson of the Year, the Essence Festival and the Food & Wine Classic in Aspen.
Basis of Presentation
The consolidated financial statements include the accounts of Time Inc. and all wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. We reflect the noncontrolling interest in net income (loss) of our majority-owned subsidiaries in the consolidated statements of operations in Net income (loss) attributable to noncontrolling interests and the equity in noncontrolling interest in majority owned subsidiaries in Equity attributable to noncontrolling interests included in Stockholders' equity on our consolidated balance sheets. The consolidated financial statements included herein (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been reflected in these Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Financial Statements and accompanying disclosures. Actual results could differ from those estimates.
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
The accompanying Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2017 (the “2016 Form 10-K”).

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Guidance
Accounting Guidance Adopted in 2017
In January 2017, guidance was issued which simplifies the test for goodwill impairment by eliminating Step 2, the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this guidance are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We early adopted this guidance on January 1, 2017. The adoption of this guidance did not have a material impact on our Financial Statements.
In March 2016, guidance was issued which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance requires excess tax benefits and deficiencies from share-based payment awards to be recorded in income tax expense in the income statement. Under the previous guidance, excess tax benefits and deficiencies have been recognized in Additional paid-in capital in the Balance Sheets. In addition, the updated guidance modifies the classification of certain share-based payment activities within the Statements of Cash Flows and these changes are required to be applied retrospectively to all periods presented. The updated guidance may add volatility to the Company’s income tax expense in future periods depending upon, among other things, the level of tax expense and the price of our common stock at the date of vesting for share-based awards. We adopted this guidance on January 1, 2017 and it did not have a material impact on our Financial Statements.
In July 2015, guidance was issued that simplifies the measurement of inventory by requiring certain inventory to be subsequently measured at the lower of cost and net realizable value. We adopted this guidance on January 1, 2017. The adoption of this guidance did not have a material impact on our Financial Statements.
Accounting Guidance Not Yet Adopted
In March 2017, guidance was issued that will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein. Upon adoption, our net periodic benefit cost (income), other than service costs, which has historically been included in Operating income (loss) in our Statements of Operations will be presented below Operating income (loss) in our Statements of Operations. The net periodic benefit cost (income) classified within Operating income (loss) was $19 million of income for the year ended December 31, 2016. We will adopt this guidance on a retrospective basis on January 1, 2018.
In January 2017, guidance was issued that changes the definition of a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of assets is not deemed to be a business. If the threshold is not met, the entity then evaluates whether the set of assets meets the requirement to be deemed a business, which at a minimum, requires there to be an input and a substantive process that together significantly contribute to the ability to create outputs. This guidance will become effective on a prospective basis for us on January 1, 2018, and it is not expected to have a material impact on our Financial Statements and related disclosures.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, guidance was issued which requires that a lessee recognize lease assets and lease liabilities on its balance sheet and disclose key information about its leasing arrangements. We are currently evaluating the effect that this guidance will have on our Financial Statements and related disclosures. We will adopt this guidance on a modified retrospective basis on January 1, 2019.
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
We are continuing to assess the potential impact of the guidance across our revenue streams. Upon adoption, we will recognize revenue from our contracts with customers as each performance obligation is satisfied, either at a point in time or over a period of time, based on when control transfers to our customers. We have determined that the performance obligations within our print advertising, subscription and newsstand contracts are satisfied on an issue's on sale date, which is expected to accelerate the timing of revenue recognition compared to our current policy of revenue recognition based on an issue’s cover date. The paper, printing and distribution costs of these revenues are expected to accelerate to match the timing of the revenue recognition. Digital advertising revenue will continue to be recognized as impressions are delivered.
We currently anticipate adopting this guidance using the full retrospective method, however, we have not yet selected a transition method and are currently evaluating the impact that the updated guidance will have on our Financial Statements and related disclosures. We expect to complete this evaluation by September 30, 2017.
2. ACQUISITIONS
During the three months ended March 31, 2017, we completed an acquisition for total cash consideration, net of cash acquired, of $21 million. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired has been recorded as Goodwill, which represents future economic benefits expected to arise from other intangibles acquired that do not qualify for separate recognition. The Goodwill recorded of $13 million will be deductible for tax purposes.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENTS
Our investments included within Short-term investments and Other assets on the accompanying Balance Sheets consist primarily of short-term investments, equity-method investments and cost-method investments. Our investments, by category, consisted of the following (in millions):

	March 31, 2017	December 31, 2016
Short-term investments(a)	$40	$40
Equity-method investments(b)	8	9
Cost-method investments(c)	8	6
Total	$56	$55
_______________________

(a)
Our Short-term investments consist of term deposits with original maturities greater than three months and remaining maturities of less than one year. Our term deposits are carried at amortized cost on the accompanying Balance Sheets as held-to-maturity securities. Cost approximates fair value due to the short term nature of the term deposits.

(b)
Our Equity-method investments primarily consist of joint ventures. For the three months ended March 31, 2017, we recorded equity losses of $1 million. For the three months ended March 31, 2016, we recognized equity losses of $10 million primarily related to resuming applying the equity method after opting to provide additional funding.

(c)
During the three months ended March 31, 2017, we made a $2 million investment in a privately-held transaction marketing technology company. We use available qualitative and quantitative information to evaluate all Cost-method investments for impairment at least quarterly.

4. FAIR VALUE MEASUREMENTS
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
The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, respectively (in millions):

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents - Money market funds	$113	$—	$—	$113	$102	$—	$—	$102
Liabilities
Contingent consideration(a)	—	—	(2)	(2)	—	—	(2)	(2)
Other - liabilities(b)	—	—	(11)	(11)	—	—	(12)	(12)
Total	$113	$—	$(13)	$100	$102	$—	$(14)	$88
_______________________

(a)
Contingent consideration, of which $1 million is included in Accounts payable and accrued liabilities and $1 million in Other noncurrent liabilities on the accompanying Balance Sheets at both March 31, 2017 and December 31, 2016, consists of earn-out liabilities in connection with acquisitions. Fair values were derived using a Monte Carlo simulation approach or a probability weighted present value of expected future payouts approach, which are considered Level 3 measurements. Adjustments to fair value of such obligations are included as a component of Selling, general and administrative expenses in the Statements of Operations. Such contingent considerations are primarily based on financial targets and other operational metrics.

(b)
Our other liabilities included within Other noncurrent liabilities on the accompanying Balance Sheets consist primarily of a put option liability related to an equity-method investment, the fair value of which was derived using a lattice model which is considered a Level 3 measurement. Adjustments to fair value of this obligation are included as a component of Other (income) expense, net in the Statements of Operations.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the beginning and ending balance of our liabilities classified as Level 3 (in millions):

	2017	2016
Beginning Balance as of January 1	$14	$19
Issuances	—	2
Fair value adjustments	(1)	—
Ending Balance as of March 31	$13	$21
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

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt instruments
Term Loan	$671	$684	$672	$687
5.75% Senior Notes	568	599	568	597
	$1,239	$1,283	$1,240	$1,284
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the equipment and economic obsolescence. All of our nonrecurring valuations use significant unobservable inputs and, therefore, fall under Level 3 of the fair value hierarchy.
5. DEBT
Our debt obligations consisted of the following (in millions):

	March 31, 2017	December 31, 2016
5.75% Senior Notes	$575	$575
Senior Credit Facilities
Term Loan	680	682
Unamortized discount and deferred financing costs	(16)	(17)
Total debt obligations	1,239	1,240
Less: Current portion of long-term debt	7	7
Long-term debt	$1,232	$1,233
Senior Notes and Senior Credit Facilities
On April 29, 2014, we issued $700 million aggregate principal amount of Senior Notes due April 15, 2022 in a private offering. The Senior Notes are fully and unconditionally guaranteed by substantially all of our wholly-owned domestic subsidiaries and, under certain circumstances, may become guaranteed by other existing or future subsidiaries.
On April 24, 2014, we entered into senior secured credit facilities (the "Senior Credit Facilities") providing for a Term Loan in an aggregate principal amount of $700 million with a seven-year maturity and a $500 million revolving credit facility (the "Revolving Credit Facility") with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit. The Revolving Credit Facility will be used for working capital and other general corporate purposes. The Revolving Credit Facility remained undrawn as of March 31, 2017 except for utilization for letters of credit in the face amount of $3 million.
The indenture governing the Senior Notes and the credit agreement governing the Senior Credit Facilities contain certain restrictive covenants. With respect to the Revolving Credit Facility only, we are required to maintain a consolidated secured net leverage ratio (as defined in the credit agreement governing the Senior Credit Facilities) not to exceed 2.75x to 1.00x, as tested at the end of each fiscal quarter. We were in compliance with all provisions of our debt agreements as of March 31, 2017.
In November 2015, our Board of Directors authorized discretionary principal debt repayments and/or repurchases of up to $200 million in the aggregate on our Term Loan and our Senior Notes. There were no repurchases of the aggregate principal amount of our Term Loan or Senior Notes during the three months ended March 31, 2017. During the three months ended March 31, 2016, we repurchased $35 million of the aggregate principal amount of our Senior Notes at a discount with accrued interest for a total of $31 million and recognized a pretax gain from extinguishment of $4 million. As of March 31, 2017, $75 million remains unused under the authorization.
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
For the three months ended March 31, 2017 and 2016, our income tax benefit was $17 million and $11 million, respectively. Our effective income tax rate, reflecting our tax benefit, for the three months ended March 31, 2017 and 2016 was 37% and 50%, respectively.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The change in the effective income tax rate, which reflected our income tax benefit for the three months ended March 31, 2017, was primarily due to the prior year net increase in tax benefit attributed to the nontaxable Bargain purchase (gain) recorded in connection with the acquisition of Viant and certain equity losses recorded without tax benefit reflected in the three months ended March 31, 2016 and the effect of foreign operations.
7. STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
In November 2015, our Board of Directors authorized share repurchases of our common stock of up to $300 million. There were no share repurchases of our common stock during the three months ended March 31, 2017. As of March 31, 2017, $123 million remains authorized for share repurchases.
Following a comprehensive review of Time Inc.’s capital allocation, capital structure and operating plan, on May 10, 2017, the Time Inc. Board of Directors declared a quarterly dividend of $0.04 per common share to stockholders of record as of the close of business on May 31, 2017, payable on June 15, 2017. On February 16, 2017, our Board of Directors declared a quarterly dividend of $0.19 per common share to stockholders of record as of the close of business on February 28, 2017. A total of $19 million was paid on March 15, 2017 with respect to the dividend declared on February 16, 2017.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests on our Balance Sheets relate to noncontrolling interests of certain consolidated entities whereby equity interests, in the form of common units, have been granted to key employees of these entities, subject to vesting and forfeiture provisions. In conjunction with the issuance of these common units, the Company entered into put and call arrangements whereby such employees have a right to put their shares to us and require us to buy their interests at their fair values, per the provisions of the operating agreements. The put and call arrangements are accounted for as equity instruments, as the employees are subject to the risks and rewards associated with share ownership for a reasonable period of time. We retain rights to call these interests over time, in each case subject to the satisfaction of certain conditions. The fair value of the common units is being recognized as equity-based compensation expense over the vesting period of 4 to 4.5 years from the date of grant.
Upon vesting, the portion of the redemption value associated with the completed service period was recorded to redeemable noncontrolling interests. As these common units are redeemable at the option of the holder and are not contingent upon an event not in control of the holder, redemption is determined to be probable. If the common units are not redeemed, the redemption value will be remeasured through Redeemable noncontrolling interest at each reporting date.
Net income or loss of the noncontrolling interest entity is attributed to the parent and the noncontrolling interest entity on the Statement of Operations in accordance with the terms of the operating agreements.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summary sets forth the activity within Other comprehensive income (loss) for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31, 2017
	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$9	$—	$9
Unrealized gains (losses) on benefit obligations	(7)	1	(6)
Reclassification adjustment for (gains) losses on pension benefit obligations realized in Net income (loss) attributable to Time Inc.(a)	1	—	1
Other comprehensive income (loss)	$3	$1	$4

	Three Months Ended March 31, 2016
	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$(12)	$—	$(12)
Unrealized gains (losses) on benefit obligations	6	(1)	5
Reclassification adjustment for (gains) losses on pension benefit obligations realized in Net income (loss) attributable to Time Inc.(a)	1	—	1
Other comprehensive income (loss)	$(5)	$(1)	$(6)
__________________________

(a)	Included within Selling, general and administrative expenses on the accompanying Statements of Operations.
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
For the three months ended March 31, 2017 and 2016, basic and diluted net income (loss) per common share were as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to Time Inc. common stockholders	$(28.49)	$(10.40)

Weighted average number of common shares outstanding - basic	99.65	102.59
Dilutive effect of equity awards	—	—
Weighted average number of common shares outstanding - diluted	99.65	102.59

Net income (loss) per common share attributable to Time Inc. common stockholders:
Basic	$(0.29)	$(0.10)
Diluted	$(0.29)	$(0.10)

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The computation of Diluted net income (loss) per common share for the three months ended March 31, 2017 and 2016 excludes all equity awards. As both periods include net losses, the inclusion of any equity awards would be anti-dilutive. Such equity awards are as set forth below (in millions):

	Three Months Ended March 31,
	2017	2016
Anti-dilutive equity awards	10	8
9. EQUITY-BASED COMPENSATION
The Company grants stock options, restricted stock units (RSUs) and performance stock units (PSUs) under its 2016 Omnibus Incentive Compensation Plan.
During the three months ended March 31, 2017 and 2016, there were 1 million and 2 million RSUs granted, respectively, and approximately 1 million RSUs vested into common shares during each period presented. The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2017 and 2016 was $17.50 and $11.51, respectively. There were also 2 million stock options granted at a weighted average grant date fair value of $2.33 per option during the three months ended March 31, 2016.
On February 13, 2017, the Company adopted a long-term incentive compensation plan ("2017 Performance Stock Unit Plan") pursuant to which PSUs were awarded under the 2016 Omnibus Incentive Compensation Plan. The 2017 Performance Stock Unit Plan is designed to incentivize and reward executive officers for effecting the successful transformation of our business, as measured by two performance-based vesting conditions, weighted 50% each. The number of units that will vest into common shares is determined based on the Company’s 2018 financial performance. Achievement of the financial performance and payouts are interpolated between 50% and 200% with the target performance established at a 100% payout.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Each PSU represents the unfunded, unsecured right to receive one share of our common stock on the vesting date but carries no voting or dividend rights. The number of PSUs eligible to vest is determined by evaluation of the two performance-based vesting conditions on or before the second anniversary of the grant. Vesting occurs on a graded-vesting schedule, with 50% of the units vesting on the date the compensation committee of the Company certifies the vesting conditions and the remaining 50% vesting one year later. The expense related to these PSUs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value and compensation expense of each PSU is determined based on the closing sale price of Time Inc.’s common stock on the NYSE Composite Tape on the date of grant discounted to exclude the estimated dividend yield during the vesting period.
Compensation expense recognized for our equity-based awards for the three months ended March 31, 2017 and 2016 is as follows (in millions):

	Three Months Ended March 31,
	2017	2016
RSUs	$3	$7
Stock options	1	3
Outperformance Plan	1	—
Common units (Note 7)	1	—
Total expense included in Operating income (loss)	$6	$10
Income tax benefit recognized	$1	$2
10. BENEFIT PLANS
Defined Benefit Pension Plans
We participate in various funded and unfunded noncontributory defined benefit plans, including international plans in the United Kingdom, Germany and Benelux. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation during their employment period. During both the three months ended March 31, 2017 and 2016, we contributed $4 million to our international pension plans.
Components of net periodic benefit cost (income) for the three months ended March 31, 2017 and 2016 were as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Interest cost	$5	$6
Expected return on plan assets	(12)	(12)
Amortization of net loss	2	1
Net periodic benefit cost (income)	$(5)	$(5)
We are party to a deed of guarantee with the trustees of a defined benefit pension plan for certain of our current and former U.K. employees (which is closed to new participants). Under the deed of guarantee, we would be obligated to fund the pension plan’s “buyout deficit” (i.e., the amount that would be needed to purchase annuities to discharge the benefits under the plan) under certain circumstances. Specifically, we would be required to deposit the buyout deficit into escrow or provide a surety bond or other suitable credit support if we were to experience a drop in our long-term unsecured senior debt credit ratings to Caa1 or below from Moody's and to CCC+ or below from Standard & Poor's or if our debt in excess of $50 million were not to be paid when due or were to come due prior to its stated maturity as a result of a default. As of March 31, 2017, our long-term unsecured senior debt credit rating was B3 from Moody's and B from Standard & Poor's. If we had been required to fund the buyout deficit on March 31, 2017, the amount would

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

have been approximately £341 million. The amount of the buyout deficit changes daily and is determined by many factors, including changes in the fair value of plan assets and liabilities and interest rates.
Interest rate fluctuations and volatility of the debt and equity markets can have a significant impact on asset values and benefit obligations under our non-U.S. pension plans and future anticipated contributions. For example, a hypothetical 100 basis point increase in interest rates generally would decrease our benefit obligations under our non-U.S. pension plans by approximately $143 million.
11. RESTRUCTURING AND SEVERANCE COSTS
Our Restructuring and severance costs primarily relate to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. Restructuring and severance costs for the three months ended March 31, 2017 and 2016 were $16 million and $1 million, respectively.
The following is a reconciliation between the beginning and ending Restructuring and severance liability balances (in millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2016	$70	$28	$98
Net accruals	15	1	16
Cash paid	(26)	(6)	(32)
Remaining liability as of March 31, 2017	$59	$23	$82
The liability balance for employee terminations primarily relates to our realignment program announced in July 2016 to unify and centralize the editorial, advertising sales and brand development organizations. The liability balance for other exit costs primarily relates to the remaining rental obligations at the Time and Life Building and another leased property that were not included in the settlements negotiated in 2016.
As of March 31, 2017, of the remaining $82 million liability, $74 million was classified as a current liability in the Balance Sheets, with the remaining $8 million classified as a noncurrent liability. Amounts classified as noncurrent liabilities are expected to be paid through 2019 and primarily relate to severance costs. During the three months ended March 31, 2017, we reversed $2 million of restructuring charges primarily due to modifications to certain employee termination agreements. During the three months ended March 31, 2016, we reversed $4 million of restructuring charges primarily due to the settlement of the other lease obligation and of employee termination accruals due to modifications to certain employee termination agreements.
12. COMMITMENTS AND CONTINGENCIES
Commitments
We have commitments under certain firm contractual arrangements ("firm commitments") to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Our commitments not recorded on the Balance Sheets primarily consist of operating lease arrangements, talent commitments and purchase obligations for goods and services. Our other commitments primarily consist of debt and pension obligations. Our commitments have not significantly varied from those disclosed within our 2016 Form 10-K.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On October 26, 2010, the Canadian Minister of National Revenue denied the claims by TIR for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into and had displayed at retail locations in Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency ("CRA"), arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into and had displayed at retail locations in Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the CRA, asserting the same arguments made in the objection TIR filed on January 21, 2011. Beginning in 2015, the collections department of the CRA requested payment of both assessments plus accrued interest or the posting of sufficient security.  In each instance, TIR responded by stating that collection should remain stayed pending resolution of the issues raised by TIR’s objection. On February 8, 2016, the Company filed an application for a remission order with the International Trade Policy Division of Finance Canada to seek relief from the assessments and the CRA’s collection efforts.  On February 12, 2016, TIR filed a complaint with the Office of the Taxpayers’ Ombudsman about the CRA’s failure for more than five years to rule on TIR’s objections to the reassessments. TIR requested that the Ombudsman Office recommend to the CRA that the reassessments be vacated or the CRA support TIR’s application for a remission order.  On March 2, 2016, the CRA proposed that the Tax Court of Canada resolve the issue of whether TIR or the publishers are entitled to the input tax credits. On March 9, 2016, TIR agreed to the proposal. On May 6, 2016, TIR filed a Notice of Appeal with the Tax Court of Canada of the assessments issued by the CRA and on July 25, 2016, the CRA filed a Reply to TIR's Notice of Appeal. On March 31, 2017, the Company and the CRA jointly proposed a timetable for the completion of certain pre-trial steps related

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

to this matter, which was approved by the Tax Court. In accordance with the timetable, on April 28, 2017, TIR filed an Amended Notice of Appeal of the assessments. Including interest accrued on both reassessments, the total reassessment by the CRA for the years 2006 to 2010 was C$91.1 million as of November 30, 2015.
On October 3, 2012, Susan Fox filed a class action complaint (the "Complaint") against Time Inc. in the United States District Court for the Eastern District of Michigan alleging violations of Michigan’s Video Rental Privacy Act (“VRPA”) as well as claims for breach of contract and unjust enrichment. The VRPA limits the ability of entities engaged in the business of selling, renting or lending retail books or other written materials from disclosing to third parties certain information about customers’ purchase, lease or rental of those materials. The Complaint alleges that Time Inc. violated the VRPA by renting to third parties lists of subscribers to various Time Inc. magazines. The Complaint sought injunctive relief and the greater of statutory damages of $5,000 per class member or actual damages. On December 3, 2012, Time Inc. moved to dismiss the Complaint on the grounds that it failed to state claims for relief and because the named plaintiff lacked standing because she suffered no injury from the alleged conduct. On August 6, 2013, the court granted, in part, and denied, in part, Time Inc.’s motion, dismissing the breach of contract claim but allowing the VRPA and unjust enrichment claims to proceed. On November 11, 2013, Rose Coulter-Owens replaced Susan Fox as the named plaintiff. On March 13, 2015, the plaintiff filed a motion seeking to certify a class consisting of all Michigan residents who between March 31, 2009 and November 15, 2013 purchased a subscription to Time, Fortune or Real Simple magazines through any website other than Time.com, Fortune.com and RealSimple.com. On July 27, 2015, the court granted plaintiff’s motion to certify the class, which we estimate to comprise approximately 40,000 consumers. On August 31, 2015, Time Inc. and the plaintiff moved for summary judgment and on October 1, 2015 both parties filed briefs in opposition to their adversaries’ motions. On February 16, 2016, the court granted Time Inc.'s motion for summary judgment and dismissed the case. On March 16, 2016, the plaintiff filed a notice with the Circuit Court appealing the District Court’s dismissal of plaintiff’s claims. On May 26, 2016, Time Inc. filed a motion to dismiss the appeal on the ground that plaintiff lacked standing to pursue her claims. On September 22, 2016, the Motions Part of the Circuit Court issued an order directing that Time Inc.'s motion to dismiss the appeal should be decided by the appellate panel that was assigned the plaintiff's appeal on the merits. On November 4, 2016, Plaintiff filed her appellate brief and on December 21, 2016, Time Inc. filed its opposition to Plaintiff's appeal and a cross-appeal to the District Court's order certifying the class. Plaintiff filed a reply and opposition to Time Inc.'s class certification appeal on February 6, 2017 and Time Inc. filed a sur-reply on February 20, 2017. Oral argument on the appeal was heard on April 26, 2017. We are awaiting the court's decision. On February 19, 2016, the same law firm representing Coulter-Owens filed another class action, entitled Perlin v. Time Inc., in the United States District Court for the Eastern District of Michigan alleging violations of the VRPA as well as a claim for unjust enrichment. This lawsuit was filed on behalf of Michigan residents who purchased subscriptions directly from Time Inc. On May 6, 2016 and May 31, 2016, Time Inc. moved to dismiss the Complaint. Perlin filed an opposition brief on June 27, 2016 and Time Inc. filed its reply brief on July 11, 2016. On February 15, 2017, the Court denied Time Inc.'s motion to dismiss and on March 1, 2017, Time Inc. answered the Complaint.
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
13. ADDITIONAL FINANCIAL INFORMATION
Additional financial information with respect to certain balances included in the Financial Statements herein is as follows (in millions):

	March 31, 2017	December 31, 2016
Inventories, net of reserves:
Raw materials - paper	$28	$30
Finished goods	2	1
Total inventories, net of reserves	$30	$31

	March 31, 2017	December 31, 2016
Prepaid expenses and other current assets:
Prepaid production costs	$22	$20
Prepaid commissions	18	18
Postage deposit	18	12
Prepaid income taxes	7	6
Due from Time Warner	1	3
Other prepaid expenses and other current assets	66	51
Total prepaid expenses and other current assets	$132	$110

	March 31, 2017	December 31, 2016
Other assets:
Deferred tax assets	$19	$19
Notes receivable(a)	10	10
Equity-method investments	8	9
Cost-method investments	8	6
Other noncurrent assets	24	22
Total other assets	$69	$66

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2017	December 31, 2016
Accounts payable and accrued liabilities:
Accounts payable	$210	$232
Accrued compensation	74	126
Restructuring and severance	74	89
Rebates and allowances	42	43
Distribution expenses payable	28	28
Liability to Time Warner	25	24
Accrued other taxes	21	18
Accrued interest	15	7
Deferred gain(b)	8	8
Barter liabilities	4	4
Contingent consideration	1	1
Other current liabilities	11	18
Total accounts payable and accrued liabilities	$513	$598

	March 31, 2017	December 31, 2016
Other noncurrent liabilities:
Deferred rent	$120	$112
Deferred gain(b)	64	64
Noncurrent tax reserves and interest	39	38
Noncurrent pension and postretirement liabilities(c)	34	44
Noncurrent deferred compensation	28	28
Put option liability	10	10
Restructuring and severance	8	9
Liability to Time Warner	1	1
Contingent consideration	1	1
Other noncurrent liabilities	18	21
Total other noncurrent liabilities	$323	$328

	Three Months Ended March 31,
	2017	2016
Other (income) expense, net:
(Income) loss on equity-method investments	$1	$10
Investment (gains) losses, net	1	—
(Gain) loss on extinguishment of debt	—	(4)
Total other (income) expense, net	$2	$6

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2017	2016
Cash Flows:
Cash payments made for income taxes	$1	$1
Income tax refund received	(2)	(43)
Cash tax (receipts) payments, net	$(1)	$(42)

Cash payments made for interest	$8	$8
Interest income received	(1)	—
Cash interest (receipts) payments, net	$7	$8
__________________________

(a)
In 2016, we provided a £10 million loan ($2 million in Prepaid expenses and other current assets and $10 million in Other assets as of March 31, 2017) to a new printing vendor for our U.K. operations to assist in financing its purchase of the printing facilities of our former printing vendor. The loan was provided in order to maintain continuity in printing operations for our U.K. business. The interest rate on the loan is 8% per annum and has a term of five years with principal repayments of £0.3 million per quarter and £5 million at the end of the five year term.

(b)	The Deferred gain related to the sale-leaseback of the Blue Fin Building that was completed in the fourth quarter of 2015 will be recognized ratably over the lease term through 2025.

(c)	Refer to Note 10, "Benefit Plans."

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
Time Inc., together with its subsidiaries (collectively, the "Company," "we," "us" or "our"), is a leading multi-platform media company that engages over 170 million consumers globally every month through its portfolio of premium news and lifestyle brands across a diverse set of interest areas. The Company’s influential brands include People, Time, Fortune, Sports Illustrated, InStyle, Real Simple, Southern Living, Entertainment Weekly, Food & Wine, Travel + Leisure and Essence, as well as approximately 60 diverse brands in the United Kingdom. Time Inc. offers marketers a differentiated proposition in the media marketplace by combining our distinctive content, large-scale audiences and proprietary data and people-based targeting capabilities. Time Inc. extends the power of its brands through other media and platforms including video and television, licensing, live events and paid products and services. With approximately 30 million paid subscribers, Time Inc. is one of the largest direct marketers in the U.S. media industry. The Company has recently extended its assets into related areas through various acquisitions, including Viant, an advertising technology firm with a people-based marketing platform, Adelphic, a mobile-first self-service programmatic ad buying platform, and Bizrate Insights, a consumer insights company. Time Inc. is also home to celebrated events, such as the Time 100, Fortune Most Powerful Women, People’s Sexiest Man Alive, Sports Illustrated’s Sportsperson of the Year, the Essence Festival and the Food & Wine Classic in Aspen.
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
The consolidated financial statements include the accounts of Time, Inc. and all wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. See Note 1, "Description of Business and Basis of Presentation" to our Financial Statements included in this quarterly report on Form 10-Q for additional information. This management's discussion and analysis ("MD&A") of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the Financial Statements to help provide an understanding of our financial condition, changes in financial condition, results of our operations and cash flows. The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Financial Statements and accompanying disclosures. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2016.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Our discussion is presented on a consolidated basis. We report as one reportable segment. In addition, a brief description is provided of significant transactions and events that impacted the comparability of the results being analyzed.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of March 31, 2017, as well as an analysis of our cash flows for the three months ended March 31, 2017 and 2016. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed as of March 31, 2017 and December 31, 2016.
Caution Concerning Forward-Looking Statements. This section provides a description of the use of forward-looking information appearing in this report, including MD&A and the accompanying Financial Statements.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW
Business Description
We generate revenues primarily from the sale of advertising in our magazines across multiple platforms, including print, digital and video, from magazine subscriptions and newsstand sales, and from brand licensing and events. We operate as one reportable segment and the majority of our revenues are generated in the United States. During the three months ended March 31, 2017, we generated Revenues of $636 million (a decrease of $54 million from $690 million for the three months ended March 31, 2016); Operating loss of $26 million (an increase of $23 million in Operating loss from $3 million for the three months ended March 31, 2016); Net loss of $28 million (an increase of $18 million in Net loss from $10 million for the three months ended March 31, 2016); and Cash provided by operations of $15 million (an increase of $67 million from Cash used in operations of $52 million for the three months ended March 31, 2016).
Advertising, circulation, digital audience and traffic and the price of paper are the key variables whose fluctuations can have a material effect on our operating results and cash flow. We have to anticipate the level of revenues from advertising and circulation, digital advertising inventory, postal and paper prices in managing our businesses to maximize operating profit during expanding and contracting economic cycles.
We continue to experience declines in our Print and other advertising and Circulation revenues due to challenging conditions in the magazine publishing industry and due to the continuing shift in consumer preference from print media to digital media. In addition, growing consumer engagement with digital media on mobile devices and social platforms has started a secular shift in media consumption to content on desktop and mobile and has introduced significant new competition. The proliferation of new platforms available to advertisers, combined with continuing strong competition from print platforms, has affected both the amount of advertising we are able to sell as well as the rates advertisers are willing to pay. Our ability to compete successfully for advertising also depends on our ability to drive scale, engage digital audiences and prove the value of our advertising and the effectiveness of our print and digital platforms, including the value of advertising adjacent to high quality content, and on our ability to use our brands to continue to offer advertisers unique, multi-platform advertising programs and franchises. While the use of digital devices and applications as content distribution platforms has lowered the barriers to entry for competitors, it has also opened opportunities for us to grow digitally. We expect these trends to continue. Furthermore, our Advertising and Circulation revenues are sensitive to general economic conditions.
Additionally, as a result of the June 23, 2016 referendum by British voters to exit the European Union (“Brexit”), global markets and foreign currencies have been adversely impacted. In particular, the value of the British pound has sharply declined as compared to the U.S. dollar and other currencies. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our United Kingdom (“U.K.”) operations to be translated into fewer U.S. dollars. This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the European Union, which was initiated on March 29, 2017. A significantly weaker British pound compared to the U.S. dollar could have an adverse effect on the Company’s business, financial condition and results of operations.
Business Strategy
For several years, Time Inc. has been making the transition from print publisher to multi-platform media company. We have migrated away from a decentralized holding company model of siloed brands to integrated platforms built for scale. We now operate as a set of unified platforms across editorial, advertising, consumer marketing and technology that we believe will enable us to more effectively pursue our key growth drivers, as well as efficiencies.
Our platform strategy is aimed at leveraging the power of our world-class brands and content, large-scale and growing audiences, advertising capabilities, advanced proprietary data and people-based targeting and subscription marketing to drive monetization of our advertising, subscription and other revenues.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overall, our strategic plan is comprised of the following key components:

•	Continue growing our digital audiences and revenues led by native and branded content solutions and video;

•	Innovate how we produce, market and distribute our print products, and re-engineer our operations in order to sustain this important source of cash flows;

•
Expand and diversify our sources of revenue by extending our powerful brands and content across a number of platforms and media including TV, OTT, events, licensing, new products and strategic partnerships;

•	Enhance the power of our proprietary data, people-based targeting and self-service programmatic capabilities;

•	Pursue selective rationalization of our brand portfolio, the potential sale of non-core assets, and joint venture opportunities.

•	Continued re-engineering of the cost structure with a goal of meaningful margin expansion over the course of our plan.
Key Developments in 2017
Acquisitions
During the three months ended March 31, 2017, we completed an acquisition for total cash consideration, net of cash acquired, of $21 million. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired has been recorded as Goodwill, which represents future economic benefits expected to arise from other intangibles acquired that do not qualify for separate recognition. The Goodwill recorded of $13 million will be deductible for tax purposes.
Recent Accounting Guidance
See Note 1, "Description of Business and Basis of Presentation," to the accompanying Financial Statements for a discussion of recent accounting guidance.
Transactions and Other Items Affecting Comparability
As more fully described herein and in the related notes to the accompanying Financial Statements, the comparability of our results has been affected by the following during the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
Restructuring and severance costs	$16	$1
Other costs	2	14
Impact on Operating income (loss)	18	15
Bargain purchase (gain)	—	(5)
(Gain) loss on extinguishment of debt	—	(4)
Income tax impact of above items	(6)	(4)
Impact on Net income (loss) attributable to Time Inc. from items affecting comparability	$12	$2
Restructuring and Severance Costs
For the three months ended March 31, 2017 and 2016, we incurred net Restructuring and severance costs of $16 million and $1 million, respectively, primarily related to headcount reductions.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Costs
For the three months ended March 31, 2017 and 2016, Other costs related to mergers, acquisitions, investments and dispositions, included within Selling, general and administrative expenses on the accompanying Statements of Operations, were $2 million and $14 million, respectively. For the three months ended March 31, 2016, Other costs included a settlement loss of a pre-existing relationship incurred as part of an acquisition.
Bargain Purchase (Gain)
We did not recognize any Bargain purchase (gain) during the three months ended March 31, 2017. For the three months ended March 31, 2016, we recognized a Bargain purchase (gain) of $5 million related to the acquisition of Viant.
(Gain) Loss on Extinguishment of Debt
We did not repurchase any of our 5.75% senior notes (the "Senior Notes") during the three months ended March 31, 2017. For the three months ended March 31, 2016, we repurchased $35 million in aggregate principal value of our Senior Notes at a discount with accrued interest totaling $31 million and recognized a pretax gain on an extinguishment of $4 million. Gains and losses on extinguishment of debt are included in Other (income) expense, net on the accompanying Statements of Operations. As of March 31, 2017, $75 million remains unused under the authorization.
Other Items Affecting Comparability
In addition to the items described above, the following item affected comparability of results for the three months ended March 31, 2017 and 2016:

•
Equity Method Losses: We had suspended recognizing equity losses for certain equity method investments during 2015 as our investee losses were in excess of the investments' carrying amounts. During the three months ended March 31, 2016, we provided additional financial support to these equity-method investments and recognized $9 million in equity losses related to these fundings.

CONSOLIDATED RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying Statements of Operations.
Geographic Concentration of Revenues
A majority of our Revenues have been generated in the United States and, to a lesser extent, in the United Kingdom. For the three months ended March 31, 2017 and 2016, 88% and 86%, respectively, of our Revenues were generated in the United States and 10% and 11%, respectively, of our Revenues were generated in the United Kingdom. We expect the majority of our revenues will continue to be generated in the United States for the foreseeable future.
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

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – three months ended March 31, 2017 versus the three months ended March 31, 2016
The table below provides a summary of our results of operations for three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016	% Change
Revenues	$636	$690	(8%)
Operating expenses	662	693	(4%)
Operating income (loss)	(26)	(3)	NM
Bargain purchase (gain)	—	(5)	(100%)
Interest expense, net	17	17	—%
Other (income) expense, net	2	6	(67%)
Income tax provision (benefit)	(17)	(11)	55%
Net income (loss)	$(28)	$(10)	NM
_______________________
NM - Not Meaningful
Revenues
The following table presents our Revenues, by type, for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016	% Change
Revenues
Advertising
Print and other advertising	$212	$270	(21%)
Digital advertising	119	90	32%
Total advertising revenues	331	360	(8%)
Circulation	205	238	(14%)
Other	100	92	9%
Total revenues	$636	$690	(8%)
The following table presents our Revenues, by type, as a percentage of total revenues for three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Revenues
Advertising	52%	52%
Circulation	32%	34%
Other	16%	14%
Total revenues	100%	100%

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advertising Revenues
For the three months ended March 31, 2017, Advertising revenues decreased 8% as compared to the three months ended March 31, 2016 reflecting a decrease in Print and other advertising revenues, primarily due to fewer advertising pages sold as a result of the continuing secular trend of advertisers shifting advertising spending from print to other media, lower average price per page of advertising sold and fewer issues served to customers, primarily due to a change in frequency. In addition, our print advertising revenues were negatively impacted by the public speculation about the ownership of the Company and the disruption from the reorganization of our advertising sales force. Although the secular print declines are expected to continue, there is encouraging sequential improvement in print advertising in June and in our early booking trends for the third quarter of 2017. Partially offsetting the decrease in our Print and other advertising revenues was a 32% increase in our Digital advertising revenues primarily resulting from the Viant acquisition and growth in Digital advertising revenues relating to programmatic sales, native and branded content advertising, and video. The stronger U.S. dollar relative to the British pound adversely impacted Advertising revenues for the three months ended March 31, 2017 by $3 million.
Circulation Revenues
The components of Circulation revenues for the three months ended March 31, 2017 and 2016 are as follows (in millions):

	Three Months Ended March 31,
	2017	2016	% Change
Circulation
Subscription	$140	$161	(13%)
Newsstand	56	68	(18%)
Other circulation	9	9	—%
Total circulation revenues	$205	$238	(14%)
For the three months ended March 31, 2017, Circulation revenues decreased 14% as compared to the three months ended March 31, 2016 due to fewer issues served to customers, primarily due to a change in frequency, and the continued shift in consumer preferences from print to digital media. The stronger U.S. dollar relative to the British pound adversely impacted Circulation revenues for the three months ended March 31, 2017 by $6 million. We expect the market conditions associated with our Circulation revenues to continue.
Other Revenues
Other revenues, which include marketing and support services provided to third parties, book publishing, events and licensing, increased 9% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 to $100 million primarily due to an increase in revenues from content and photo syndication, and book publishing, particularly related to bookazines. The stronger U.S. dollar relative to the British pound adversely impacted Other revenues for the three months ended March 31, 2017 by $1 million.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
The components of Operating expenses for the three months ended March 31, 2017 and 2016 are as follows (in millions):

	Three Months Ended March 31,
	2017	2016	% Change
Operating expenses
Costs of revenues
Production costs	$135	$159	(15%)
Editorial costs	83	92	(10%)
Other	65	45	44%
Total costs of revenues(a)	283	296	(4%)
Selling, general and administrative expenses(a)	332	365	(9%)
Amortization of intangible assets	20	21	(5%)
Depreciation	13	13	—%
Restructuring and severance costs	16	1	NM
(Gain) loss on operating assets, net	(2)	(3)	(33%)
Operating expenses	$662	$693	(4%)
_______________________

NM	- Not Meaningful

(a)	Costs of revenues and Selling, general and administrative expenses set forth above exclude depreciation.
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
For the three months ended March 31, 2017, Costs of revenues decreased 4% as compared to the three months ended March 31, 2016. Production costs decreased 15% primarily due to lower paper volume and prices and the removal of the exigent USPS surcharge effective April 10, 2016, that was originally imposed in December 2013. Editorial costs decreased 10% primarily as a result of cost savings initiatives. Other costs of revenues increased 44% as compared to the three months ended March 31, 2016 primarily due to higher costs of digital operations, including higher volume and digital media acquisition costs. The stronger U.S. dollar relative to the British pound favorably impacted Costs of revenues for the three months ended March 31, 2017 by $5 million.
Selling, General and Administrative Expenses
For the three months ended March 31, 2017, Selling, general and administrative expenses ("SG&A") decreased 9% as compared to the three months ended March 31, 2016. SG&A decreased primarily due to cost savings initiatives and lower circulation promotional expenses. Included in SG&A for the three months ended March 31, 2017 and 2016 were $2 million and $14 million, respectively, of other costs related to mergers, acquisitions, investments and

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

dispositions. The stronger U.S. dollar relative to the British pound benefited SG&A by $5 million for the three months ended March 31, 2017.
Amortization of Intangible Assets
Amortization of intangible assets was $20 million and $21 million for the three months ended March 31, 2017 and 2016, respectively.
Depreciation
Depreciation expense was $13 million for both the three months ended March 31, 2017 and 2016.
Restructuring and Severance Costs
For the three months ended March 31, 2017 and 2016, we incurred Restructuring and severance costs of $16 million and $1 million, respectively, primarily related to headcount reductions.
(Gain) Loss on Operating Assets, Net
For the three months ended March 31, 2017 and 2016, gains on operating assets, net of $2 million and $3 million, respectively, primarily related to the recognition of the deferred gain from the sale-leaseback of the Blue Fin Building that was completed in the fourth quarter of 2015.
Operating Income (Loss)
Operating loss for the three months ended March 31, 2017 and 2016 were $26 million and $3 million, respectively. The increase in Operating loss was primarily driven by declines in Print and other advertising revenues and Circulation revenues and higher Restructuring and severance costs, partially offset by the benefit of lower operating expenses.
Bargain Purchase (Gain)
For the three months ended March 31, 2017 and 2016, the Bargain purchase (gain) was nil and $5 million, respectively, related to the acquisition of Viant.
Interest Expense, Net
Interest expense, net was $17 million for both the three months ended March 31, 2017 and 2016, respectively.
Other (Income) Expense, Net
Other (income) expense, net, was an expense of $2 million and $6 million for the three months ended March 31, 2017 and 2016, respectively. The decrease was the result of the recognition of $10 million of equity losses for the three months ended March 31, 2016 primarily related to investments where we resumed applying the equity method after opting to provide additional funding, partially offset by the gain on extinguishment of debt of $4 million. Other (income) expense, net, of $2 million for the three months ended March 31, 2017 related to equity and other investment-related losses.
Income Tax Provision (Benefit)
For the three months ended March 31, 2017 and 2016, our income tax benefit was $17 million and $11 million, respectively. Our effective income tax rate, reflecting our tax benefit, was 37% and 50% for the three months ended March 31, 2017 and 2016, respectively. The change in the effective income tax rate, which reflected our income tax benefit for the three months ended March 31, 2017, was primarily due to the prior year net increase in tax benefit attributed to the nontaxable bargain purchase gain recorded in connection with the acquisition of Viant and certain equity losses recorded without tax benefit reflected in the three months ended March 31, 2016 and the effect of foreign operations.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income (Loss)
Net loss for the three months ended March 31, 2017 and 2016 was $28 million and $10 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Sources of cash primarily include cash flows from operations, amounts available under our revolving credit facility (the "Revolving Credit Facility") and access to capital markets. We have historically generated annual positive net cash flows from operating activities. Our access to additional borrowings under the Revolving Credit Facility is subject to the satisfaction of customary borrowing conditions, including the absence of any event or circumstance having a material adverse effect on our business. In addition, the obligation of the financial institutions under our Revolving Credit Facility are several and not joint, and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to other sources of capital such as the public bond markets. However, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including (i) our financial condition, prospects and credit rating, (ii) the liquidity of the overall capital markets and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on favorable terms or at all. As of March 31, 2017, total Cash and cash equivalents were $241 million, including $24 million held by foreign subsidiaries. As of March 31, 2017, we also held Short-term investments consisting of term deposits of $40 million with original maturities of greater than three months and remaining maturities of less than one year.
The principal uses of cash that affect our liquidity position include the following: operational expenditures including employee costs, paper purchases and capital expenditures; acquisitions; dividends and stock repurchases; debt repurchases and debt service costs, including interest and principal payments on our Senior Notes and senior credit facilities (the "Senior Credit Facilities"); investments; and income tax payments. Of the up to $300 million of stock repurchases and $200 million for debt repayments and/or repurchases authorized by our Board of Directors, $123 million and $75 million, respectively, remained unused as of March 31, 2017. We have been financing, and expect to finance in the future, repurchases under our 2015 share repurchase authorization and fund debt repayments and/or repurchases from working capital and/or cash balances.
As disclosed in Part 1, Item 1A. "Risk Factors" in our 2016 Form 10-K and Note 13 to our consolidated financial statements included therein, we are party to a deed of guarantee with the trustees of a defined benefit pension plan for certain of our current and former U.K. employees (which is closed to new participants). Under the deed of guarantee, we would be obligated to fund the pension plan’s “buyout deficit” (i.e., the amount that would be needed to purchase annuities to discharge the benefits under the plan) under certain circumstances. Specifically, we would be required to deposit the buyout deficit into escrow or provide a surety bond or other suitable credit support if we were to experience a drop in our long-term unsecured senior debt credit ratings to Caa1 or below from Moody's and to CCC+ or below from Standard & Poor's or if our debt in excess of $50 million were not to be paid when due or were to come due prior to its stated maturity as a result of a default. As of March 31, 2017, our long-term unsecured senior debt credit rating was B3 from Moody's and B from Standard & Poor's. If we had been required to fund the buyout deficit on March 31, 2017, the amount would have been approximately £341 million. The amount of the buyout deficit changes daily and is determined by many factors, including changes in the fair value of plan assets and liabilities and interest rates.
Interest rate fluctuations and volatility of the debt and equity markets can have a significant impact on asset values and benefit obligations under our non-U.S. pension plans and future anticipated contributions. For example, a hypothetical 100 basis point increase in interest rates generally would decrease our benefit obligations under our non-U.S. pension plans by approximately $143 million.
We have evaluated and expect to continue to evaluate possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, issuance of securities or assumption of indebtedness. In accordance with the provisions of our debt agreements, we may under certain circumstances be required to use the net cash proceeds of asset sales out of the ordinary course of business to prepay our debt unless we invest (or commit to invest) such proceeds in our business within 15 months of receipt.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following a comprehensive review of Time Inc.’s capital allocation, capital structure and operating plan, the Time Inc. Board of Directors has revised the Company’s capital allocation approach. The objective is to provide us with strategic and financial flexibility in order to better focus on investing in growth and at the same time maintaining a strong balance sheet. On May 10, 2017, our Board of Directors declared a reduced quarterly dividend of $0.04 per common share to stockholders of record as of the close of business on May 31, 2017, payable on June 15, 2017. On February 16, 2017, our Board of Directors declared a quarterly dividend of $0.19 per common share to stockholders of record as of the close of business on February 28, 2017. A total of $19 million was paid on March 15, 2017 with respect to the dividend declared on February 16, 2017. The declaration and amount of any actual dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions.
We believe that a combination of cash-on-hand, cash generated from operating activities and availability under our Revolving Credit Facility will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our funding and investment requirements over the next twelve months and over the long-term.
As of March 31, 2017, the only utilization under the Revolving Credit Facility was letters of credit in the face amount of $3 million. Subject to the satisfaction of customary conditions, undrawn revolver commitments are available to be drawn for our general corporate purposes. We were in compliance with all of our debt covenants as of March 31, 2017.
Sources and Uses of Cash
Cash and cash equivalents decreased by $55 million for the three months ended March 31, 2017 as compared to the year ended December 31, 2016; and decreased by $311 million for the three months ended March 31, 2016 as compared to the year ended December 31, 2015. The components of these changes are discussed below.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Activities
Details of Cash provided by (used in) operations are as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(28)	$(10)
Adjustments to reconcile Net income (loss) to Cash provided by (used in) operations
Depreciation and amortization	33	34
Amortization of deferred financing costs and discounts on indebtedness	1	2
(Gain) loss on sale of operating assets	—	(1)
(Gain) loss on repurchases of 5.75% Senior Notes	—	(4)
Amortization of deferred gain on sale-leaseback	(2)	(2)
Bargain purchase (gain)	—	(5)
(Income) loss on equity-method investments	1	10
Equity-based compensation expense	6	10
Deferred income taxes	(15)	(7)
All other net, including working capital changes(a)	19	(79)
Cash provided by (used in) operations	$15	$(52)
___________________________

(a)
Includes domestic net income tax refunds received of $2 million and $41 million for the three months ended March 31, 2017 and 2016, respectively. Includes foreign net income taxes paid of $1 million and received of $1 million for the three months ended March 31, 2017 and 2016, respectively.

Cash provided by operations increased in the three months ended March 31, 2017 primarily due to the benefits of completing buyouts of the leases of our former corporate headquarters and another leased property for $95 million in the first quarter of 2016 and higher collections of Receivables in the first quarter of 2017. These benefits were partially offset by lower domestic net income tax refunds received in the first quarter of 2017.
Investing Activities
Details of Cash provided by (used in) investing activities are as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Acquisitions, net of cash acquired	$(21)	$(96)
(Investments in) divestitures of cost and equity-method investments	(2)	(9)
Proceeds from dispositions	—	1
Purchases of short-term investments	(20)	(20)
Maturities of short-term investments	20	20
Capital expenditures	(21)	(35)
Cash provided by (used in) investing activities	$(44)	$(139)
Cash used in investing activities decreased in the three months ended March 31, 2017 primarily due to lower cash used for acquisitions, lower capital spending due to the completion of the construction of our corporate headquarters in 2016 and lower investments in cost and equity-method investments.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities
Details of Cash provided by (used in) financing activities are as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Purchase of common stock	$—	$(58)
Repurchase of 5.75% Senior Notes	—	(31)
Principal payments on Term Loan	(2)	(2)
Withholding taxes paid on equity-based compensation	(4)	(5)
Dividends paid	(19)	(20)
Contingent/deferred consideration payments	(2)	(1)
Cash provided by (used in) financing activities	$(27)	$(117)
Cash used in financing activities decreased as there were no repurchases made under our 2015 share and debt repurchase authorizations for the three months ended March 31, 2017.
Principal Debt Obligations
As of March 31, 2017, we had outstanding approximately $575 million of Senior Notes and approximately $680 million of a Term Loan under our Senior Credit Facilities. The Senior Notes mature in April 2022 and the Term Loan matures in April 2021. Our $500 million Revolving Credit Facility under the Senior Credit Facilities remained undrawn as of March 31, 2017, except for utilization for letters of credit in the face amount of $3 million.
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
The indenture governing the Senior Notes and the credit agreement governing the Senior Credit Facilities limit, among other things, our ability and the ability of our subsidiaries to incur or guarantee additional indebtedness or sell preferred or mandatorily redeemable stock; to pay dividends on, make distributions in respect of, repurchase or redeem capital stock; to make investments or acquisitions; to sell, transfer or otherwise dispose of certain assets; to allow liens

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to exist on our assets; to enter into sale/leaseback transactions; to consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets; or to enter into certain transactions with affiliates. These limitations restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations. With respect to the Revolving Credit Facility only, we are required to maintain a consolidated secured net leverage ratio (as defined in the credit agreement governing the Senior Credit Facilities) not to exceed 2.75x to 1.00x, as tested at the end of each fiscal quarter. We were in compliance with all provisions of our debt agreements as of March 31, 2017.
The foregoing description of the Senior Notes and the Senior Credit Facilities is only an overview. We also refer you to the form of indenture for the Senior Notes and the credit agreement for the Senior Credit Facilities that have been filed as exhibits to our Registration Statement on Form 10 filed with the Securities and Exchange Commission in May 2014.
Contractual and Other Obligations
Contractual Obligations
In addition to the financing arrangements discussed above, we have obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to certain firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying Balance Sheets. Our commitments have not significantly varied from those disclosed within our 2016 Form 10-K.
Contingencies
We are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law. See Note 12, "Commitments and Contingencies," to the accompanying Financial Statements.
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

•
changes in advertising market conditions or advertising expenditures due to, among other things, economic conditions, changes in consumer behavior, changes in advertising standards or the implementation of technologies that interfere with advertisements, pressure from public interest groups, changes in laws and regulations and other societal or political developments;

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

•	the other risks and uncertainties detailed in Part I, Item 1A. "Risk Factors," in our 2016 Form 10-K.
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
Because of fluctuations in currency exchange rates, we are subject to currency translation exposure on the results of our operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities' statements of earnings and balance sheets from each functional currency to our reporting currency (the U.S. dollar) for consolidation purposes. We do not hedge translation risk because we typically reinvest cash flows generated from our international operations locally. The currency exchange rates with the most significant impact on translation are the British pound sterling and, to a lesser extent, the Euro. As currency exchange rates fluctuate, translation of our Statements of Operations into U.S. dollars affects the comparability of revenues and operating expenses between years.
As a result of the June 23, 2016 referendum by British voters to exit the European Union (“Brexit”), global markets and foreign currencies have been volatile. In particular, the value of the British pound has sharply declined as compared to the U.S. dollar and other currencies. This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the European Union, which was initiated on March 29, 2017.
Interest Rate Risk
Based on the level of interest rates prevailing at March 31, 2017, the fair value of our fixed rate Senior Notes of $599 million was greater than their carrying value of $568 million by $31 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for comparable securities and consideration of our risk profile. A hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2017 would increase the estimated fair value of our fixed rate debt by approximately $26 million to approximately $625 million. A hypothetical 100 basis point increase in interest rates prevailing at March 31, 2017 would decrease the estimated fair value of our fixed rate debt by approximately $26 million to approximately $573 million.
Our Term Loan is subject to variable interest rates but includes a eurocurrency "floor" of 1%. A hypothetical 100 basis point increase in current interest rates would increase our annual interest expense by approximately $7 million. The Revolving Credit Facility is subject to variable interest rates but is assumed to be undrawn for purposes of this calculation. Our Revolving Credit Facility remained undrawn as of the date of filing of this quarterly report on Form 10-Q, except for $3 million in letters of credit issued thereunder.
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
Credit Risk
Cash and cash equivalents are maintained with several financial institutions as well as invested in certain high quality money market mutual funds and term deposits. Insurance with respect to deposits held with banks is limited to an insignificant amount of such deposits. However, our bank deposits and money market fund investments generally may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
There is also limited credit risk with respect to the term deposits in which we invest as these investments all have issuers, guarantors and/or other counterparties of reputable credit.
Our receivables did not represent significant concentrations of credit risk as of March 31, 2017 or December 31, 2016 due to the wide variety of customers, markets and geographic areas to which our products and services are sold.
We monitor our positions and the credit quality of the financial institutions which are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2017 and December 31, 2016, we did not anticipate nonperformance by any of the counterparties.

Other Market Risk
We continue to be exposed to risks associated with paper used for printing. Paper is a basic commodity and its price is sensitive to the balance of supply and demand. Our expenses are affected by the cyclical increases and decreases in the price of paper. The cost of raw materials, of which paper expense is a major component, represents approximately 7% of our total annual operating expenses.
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
(b) Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the first quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12, "Commitments and Contingencies," in the accompanying Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in our 2016 Form 10-K as filed with the SEC on February 27, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Tenth Supplemental Indenture, dated January 30, 2017, between Time Mailing Services LLC and Wells Fargo Bank, National Association, as trustee.*

10.1	Form of Restricted Stock Units Agreement for restricted stock units granted under the Time Inc. 2016 Omnibus Incentive Compensation Plan on or after February 13, 2017.*

10.2	Form of Performance Stock Units Agreement for performance stock units granted under the Time Inc. 2016 Omnibus Incentive Compensation Plan on or after February 13, 2017.*

10.3
Time Inc. Key Management Change in Control Severance Plan and Form of Participation Notice (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2017).

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL: Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.
**Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME INC. (Registrant)

By:	/s/ Susana D'Emic
Susana D'Emic
Executive Vice President and Chief Financial Officer
Date: May 10, 2017