Form 10-Q
period 2017-06-30
Time Inc.
filed 2017-08-08
CIK 1591517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Common Stock — $0.01 par value    August 4, 2017
99,582,308

TIME INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TIME INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$269	$296
Short-term investments	—	40
Receivables, less allowances of $186 and $203 at June 30, 2017 and December 31, 2016, respectively	417	543
Inventories, net of reserves	27	31
Prepaid expenses and other current assets	133	110
Total current assets	846	1,020

Property, plant and equipment, net	315	304
Intangible assets, net	814	846
Goodwill	2,043	2,069
Other assets	69	66
Total assets	$4,087	$4,305

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$531	$598
Deferred revenue	396	403
Current portion of long-term debt	7	7
Total current liabilities	934	1,008

Long-term debt	1,217	1,233
Deferred tax liabilities	171	210
Deferred revenue	78	86
Other noncurrent liabilities	326	328
Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	1	—

Stockholders' equity
Common stock, $0.01 par value, 400 million shares authorized; 99.58 million and 98.95 million shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1	1
Preferred stock, $0.01 par value, 40 million shares authorized; none issued	—	—
Additional paid-in-capital	12,529	12,548
Accumulated deficit	(10,804)	(10,732)
Accumulated other comprehensive loss, net	(366)	(377)
Total Time Inc. stockholders' equity	1,360	1,440
Equity attributable to noncontrolling interests	—	—
Total stockholders' equity	1,360	1,440
Total liabilities and stockholders' equity	$4,087	$4,305
See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Advertising	$374	$426	$705	$786
Circulation	207	236	412	474
Other	113	107	213	199
Total revenues	694	769	1,330	1,459
Costs of revenues	303	332	587	629
Selling, general and administrative expenses	326	369	670	746
Amortization of intangible assets	19	20	39	41
Restructuring and severance costs	31	10	47	11
Asset impairments	5	1	5	1
Goodwill impairment	50	—	50	—
(Gain) loss on operating assets, net	(2)	(13)	(4)	(16)
Operating income (loss)	(38)	50	(64)	47
Bargain purchase (gain)	—	2	—	(3)
Interest expense, net	17	18	34	35
Other (income) expense, net	2	1	4	7
Income (loss) before income taxes	(57)	29	(102)	8
Income tax provision (benefit)	(13)	11	(30)	—
Net income (loss)	(44)	18	(72)	8
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Time Inc.	$(44)	$18	$(72)	$8

Per share information attributable to Time Inc. common stockholders:
Basic net income (loss) per common share	$(0.44)	$0.18	$(0.72)	$0.08
Weighted average basic common shares outstanding	99.71	100.56	99.67	100.42
Diluted net income (loss) per common share	$(0.44)	$0.18	$(0.72)	$0.08
Weighted average diluted common shares outstanding	99.71	101.25	99.67	100.94
Cash dividends declared per share of common stock	$0.04	$0.19	$0.23	$0.38
See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(44)	$18	$(72)	$8

Other comprehensive income (loss), net of tax

Unrealized foreign currency translation gains (losses)	15	(31)	24	(43)

Benefit obligations
Unrealized gains (losses) occurring during the period	(10)	12	(16)	17
Reclassification adjustment for (gains) losses realized in net income (loss)	2	1	3	2
Net benefit obligations	(8)	13	(13)	19

Other comprehensive income (loss)	7	(18)	11	(24)

Comprehensive income (loss)	(37)	—	(61)	(16)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Time Inc.	$(37)	$—	$(61)	$(16)
See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Six Months Ended June 30, 2017
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance as of December 31, 2016	$1	$12,548	$(10,732)	$(377)	$1,440
Net income (loss)	—	—	(72)	—	(72)
Other comprehensive income (loss)	—	—	—	11	11
Dividends declared	—	(23)	—	—	(23)
Equity-based compensation, net of withholding taxes	—	4	—	—	4
Balance as of June 30, 2017	$1	$12,529	$(10,804)	$(366)	$1,360

	Six Months Ended June 30, 2016
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance as of December 31, 2015	$1	$12,604	$(10,570)	$(226)	$1,809
Net income (loss)	—	—	8	—	8
Other comprehensive income (loss)	—	—	—	(24)	(24)
Dividends declared	—	(39)	—	—	(39)
Purchase of common stock	—	—	(92)	—	(92)
Equity-based compensation, net of withholding taxes	—	8	—	—	8
Balance as of June 30, 2016	$1	$12,573	$(10,654)	$(250)	$1,670
See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$(72)	$8
Adjustments to reconcile Net income (loss) to Cash provided by (used in) operations
Depreciation and amortization	67	68
Amortization of deferred financing costs and discounts on indebtedness	2	3
Asset impairments	5	1
Goodwill impairment	50	—
(Gain) loss on sale of operating assets	—	(11)
(Gain) loss on repurchases of 5.75% Senior Notes	—	(4)
Amortization of deferred gain on sale-leaseback	(4)	(5)
Bargain purchase (gain)	—	(3)
(Income) loss on equity-method investments	2	11
Equity-based compensation expense	11	17
Deferred income taxes	(39)	(2)
Changes in operating assets and liabilities
Receivables	144	99
Inventories	4	2
Prepaid expenses and other assets	(24)	11
Accounts payable and other liabilities	(105)	(178)
Other, net	10	10
Cash provided by (used in) operations	51	27

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(22)	(103)
(Investments in) divestitures of cost and equity-method investments	(2)	(13)
Proceeds from dispositions	—	29
Purchases of short-term investments	—	(20)
Maturities of short-term investments	40	20
Capital expenditures	(41)	(61)
Issuances of notes receivable	(2)	(16)
Cash provided by (used in) investing activities	(27)	(164)

FINANCING ACTIVITIES
Purchase of common stock	—	(94)
Repurchase of 5.75% Senior Notes	—	(40)
Principal payments on Term Loan	(19)	(4)
Withholding taxes paid on equity-based compensation	(7)	(8)
Dividends paid	(23)	(39)
Contingent/deferred consideration payments	(3)	(1)
Cash provided by (used in) financing activities	(52)	(186)
Effect of exchange rate changes on Cash and cash equivalents	1	(8)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27)	(331)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	296	651
CASH AND CASH EQUIVALENTS, END OF PERIOD	$269	$320
See accompanying notes.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Time Inc., together with its subsidiaries (collectively, the "Company," "we," "us" or "our"), is a leading multi-platform consumer media company that engages over 170 million consumers globally every month through its portfolio of premium news and lifestyle brands across a diverse set of interest areas. The Company’s influential brands include PEOPLE, TIME, FORTUNE, SPORTS ILLUSTRATED, INSTYLE, REAL SIMPLE, SOUTHERN LIVING and TRAVEL + LEISURE, as well as approximately 60 diverse international brands. Time Inc. offers marketers a differentiated proposition in the media marketplace by combining our distinctive content, large-scale audiences and proprietary data and people-based targeting capabilities. Time Inc. extends the power of its brands through other media and platforms including video and television, licensing, live events and paid products and services. With approximately 30 million paid subscribers, Time Inc. is one of the largest direct marketers in the U.S. media industry. Time Inc. is also home to celebrated events, such as the TIME 100, FORTUNE Most Powerful Women, PEOPLE’s Sexiest Man Alive, SPORTS ILLUSTRATED’s Sportsperson of the Year, the ESSENCE Festival and the FOOD & WINE Classic in Aspen.
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
The financial position and operating results of our foreign operations are consolidated primarily using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Translation gains or losses on assets and liabilities are included as a component of Accumulated other comprehensive loss, net.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Guidance
Accounting Guidance Adopted in 2017
In January 2017, guidance was issued which simplifies the test for goodwill impairment by eliminating Step 2, the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this guidance are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We early adopted this guidance on January 1, 2017. The adoption of this guidance did not have a material impact on our Financial Statements upon adoption, but could have a material non-cash impact if an impairment is identified in connection with our goodwill impairment tests. In the second quarter of 2017, we performed an interim test of Goodwill, see Note 8, "Goodwill and Intangible Assets" to the accompanying Financial Statements.
In March 2016, guidance was issued which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The updated guidance requires excess tax benefits and deficiencies from share-based payment awards to be recorded in income tax expense in the income statement. Under the previous guidance, excess tax benefits and deficiencies have been recognized in Additional paid-in capital on the balance sheet. In addition, the updated guidance modifies the classification of certain share-based payment activities within the statement of cash flows and these changes are required to be applied retrospectively to all periods presented. The updated guidance may add volatility to the Company’s income tax expense in future periods depending upon, among other things, the level of tax expense and the price of our common stock at the date of vesting for share-based awards. We adopted this guidance on January 1, 2017 and it did not have a material impact on our Financial Statements.
In July 2015, guidance was issued that simplifies the measurement of inventory by requiring certain inventory to be subsequently measured at the lower of cost and net realizable value. We adopted this guidance on January 1, 2017. The adoption of this guidance did not have a material impact on our Financial Statements.
Accounting Guidance Not Yet Adopted
In March 2017, guidance was issued that will change how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein. Upon adoption, our net periodic benefit cost (income), other than service costs, which has historically been included in Operating income (loss) in our Statements of Operations will be presented below Operating income (loss) in our Statements of Operations. The net periodic benefit cost (income) classified within Operating income (loss) was $19 million of income for the year ended December 31, 2016. We will adopt this guidance on a retrospective basis on January 1, 2018.
In January 2017, guidance was issued that changes the definition of a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of assets is not deemed to be a business. If the threshold is not met, the entity then evaluates whether the set of assets meets the requirement to be deemed a business, which at a minimum, requires there to be an input and a substantive process that together significantly contribute to the ability to create outputs. This guidance will become effective on a prospective basis for us on January 1, 2018, and it is not expected to have a material impact on our Financial Statements.

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
In January 2016, guidance was issued which requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. The amendments in this guidance are effective for fiscal years beginning after December 15, 2017 and for interim periods therein. We are currently evaluating the effect that this guidance will have on our Financial Statements.
In May 2014, guidance was issued that establishes a new revenue recognition framework in GAAP for all companies and industries. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The guidance includes a five-step framework to determine the timing and amount of revenue from contracts with customers. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework and additional quantitative disclosures regarding contract balances and remaining performance obligations. We will adopt this guidance on January 1, 2018.
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
For identified impacted revenue streams, we plan to use a system solution in implementing the new standard. We are now in the process of identifying changes to and modifying our business processes, systems and controls to support recognition and disclosure under the new standard.
We plan to adopt the new revenue recognition standard under the modified retrospective transition method by recognizing the cumulative effect of applying the standard as an adjustment to our Balance Sheet. Until we complete testing of our new revenue recognition system, we do not anticipate being able to provide the impact of the new standard on our Balance Sheets or Statements of Operations.
2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the six months ended June 30, 2017, we completed acquisitions for total cash consideration, net of cash acquired, of $22 million. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired has been recorded as Goodwill, which represents future economic benefits expected to arise from other intangibles acquired that do not qualify for separate recognition. The Goodwill recorded of $13 million will be deductible for tax purposes. Our results of operations include the operations of these additional acquisitions but such activities were not significant for the three and six months ended June 30, 2017.
On March 2, 2016, we acquired certain assets of Viant Technology Inc. (“Viant”), a business that specializes in data-driven, people-based marketing, headquartered in Irvine, California, for $87 million, net of cash acquired. In connection with the acquisition, during the six months ended June 30, 2016, we recorded a $3 million net Bargain purchase (gain), which included a reduction of the Bargain purchase (gain) of $2 million for the three months ended June 30, 2016 on the accompanying Statements of Operations. We realized a gain on the transaction because Viant was in need of capital to continue its operations and was unable to secure sufficient capital in the time frame it required.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For tax purposes, the Bargain purchase gain resulted in the reduction of the tax basis in identifiable intangibles, resulting in a deferred tax liability of $3 million being recorded on the opening balance sheet. This deferred tax liability reduced the Bargain purchase gain, and the Bargain purchase gain is not taxable.
We have granted certain key Viant employees a 40% equity interest (subject to vesting and forfeiture provisions) in the common units of Viant. In conjunction with the issuance of the common units, the Company entered into a put and call arrangement whereby such employees have a right to put their shares to us, and we retain rights to call these interests over time, in each case subject to the satisfaction of certain conditions. The fair value of the common units will be recognized as stock compensation expense over the vesting period through September 2020.
During the six months ended June 30, 2016, we completed additional acquisitions for total cash consideration, net of cash acquired, of $16 million. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired was recorded as Goodwill. In conjunction with one of these acquisitions, we also recognized a loss relating to a write off of an asset of $3 million previously recognized in our financial statements that will not be realized as a result of the acquisition. This loss is reported within transaction costs in Selling, general and administrative expenses in the accompanying Statements of Operations.
Dispositions
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
3. INVESTMENTS
Our investments included within Short-term investments and Other assets on the accompanying Balance Sheets consist primarily of short-term investments, equity-method investments and cost-method investments. Our investments, by category, consisted of the following (in millions):

	June 30, 2017	December 31, 2016
Short-term investments(a)	$—	$40
Equity-method investments(b)	7	9
Cost-method investments(c)	8	6
Total	$15	$55
_______________________

(a)
Our Short-term investments consist of term deposits with original maturities greater than three months and remaining maturities of less than one year. Our term deposits are carried at amortized cost on the accompanying Balance Sheets as held-to-maturity securities. Cost approximates fair value due to the short term nature of the term deposits.

(b)
Our equity-method investments primarily consist of joint ventures. For the three and six months ended June 30, 2017, we recorded equity losses of $1 million and $2 million, respectively. For the three and six months ended June 30, 2016, we recognized equity losses of $1 million and $11 million, respectively, primarily related to resuming applying the equity method after providing additional financial support to certain equity-method investees.

(c)
During the six months ended June 30, 2017, we made a $2 million investment in a privately-held transaction marketing technology company. During the three and six months ended June 30, 2016, we made a $4 million investment in a privately-held e-commerce subscription company. We use available qualitative and quantitative information to evaluate all Cost-method investments for impairment at least quarterly.

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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, respectively (in millions):

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents - Money market funds	$165	$—	$—	$165	$102	$—	$—	$102
Liabilities
Contingent consideration(a)	—	—	(1)	(1)	—	—	(2)	(2)
Other - liabilities(b)	—	—	(11)	(11)	—	—	(12)	(12)
Total	$165	$—	$(12)	$153	$102	$—	$(14)	$88
_______________________

(a)
Contingent consideration consists of earn-out liabilities in connection with acquisitions. At June 30, 2017, $1 million is included in Accounts payable and accrued liabilities. At December 31, 2016, $1 million is included in Accounts payable and accrued liabilities and $1 million in Other noncurrent liabilities. Fair values were derived using a Monte Carlo simulation approach or a probability weighted present value of expected future payouts approach, for which we used unobservable inputs that are classified as Level 3 under the fair value hierarchy. Adjustments to fair value of such obligations are included as a component of Selling, general and administrative expenses in the Statements of Operations. Such contingent considerations are primarily based on financial targets and other operational metrics.

(b)
Our other liabilities included within Other noncurrent liabilities on the accompanying Balance Sheets consist primarily of a put option liability related to an equity-method investment, the fair value of which was derived using a lattice model for which we used unobservable inputs that are classified as Level 3 under the fair value hierarchy. Adjustments to fair value of this obligation are included as a component of Other (income) expense, net in the Statements of Operations.

The following table reconciles the beginning and ending balance of our liabilities classified as Level 3 (in millions):

	2017	2016
Beginning Balance as of January 1	$14	$19
Settlements	(2)	(1)
Issuances	—	2
Fair value adjustments	—	(1)
Other adjustments	—	(3)
Ending Balance as of June 30	$12	$16
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

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt instruments
Term Loan	$656	$665	$672	$687
5.75% Senior Notes	568	590	568	597
	$1,224	$1,255	$1,240	$1,284

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Non-Financial Instruments
The majority of our non-financial instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for Goodwill) a non-financial instrument is required to be evaluated for impairment. If we were to determine that the non-financial instrument was impaired, we would be required to write down the non-financial instrument to its fair value. See Note 8, "Goodwill and Intangible Assets" for discussion of impairments recorded during the three and six months ended June 30, 2017.
Fair value measurements are also used in nonrecurring valuations performed in connection with acquisition accounting. The nonrecurring valuations primarily include the valuations of tradenames, customer and advertiser relationships, technology and database intangible assets and property, plant and equipment. With the exception of certain inputs for our weighted average cost of capital and discount rate calculation that are derived from third-party information, the inputs used in our discounted cash flow analysis, such as forecasts of future cash flows, are based on assumptions. The valuation of customer and advertiser relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the relationships, considering such factors as the estimated life of the relationships and the revenue expected to be generated over the term of such relationships. Tangible assets are typically valued using a replacement or reproduction cost approach, considering such factors as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. All of our nonrecurring valuations use significant unobservable inputs that are classified as Level 3 under the fair value hierarchy.
5. DEBT
Our debt obligations consisted of the following (in millions):

	June 30, 2017	December 31, 2016
5.75% Senior Notes	$575	$575
Senior Credit Facilities
Term Loan	664	682
Unamortized discount and deferred financing costs	(15)	(17)
Total debt obligations	1,224	1,240
Less: Current portion of long-term debt	7	7
Long-term debt	$1,217	$1,233
Senior Notes and Senior Credit Facilities
On April 29, 2014, we issued $700 million aggregate principal amount of Senior Notes due April 15, 2022 in a private offering. The Senior Notes are fully and unconditionally guaranteed by substantially all of our wholly-owned domestic subsidiaries and, under certain circumstances, may become guaranteed by other existing or future subsidiaries.
On April 24, 2014, we entered into senior secured credit facilities (the "Senior Credit Facilities") providing for a Term Loan in an aggregate principal amount of $700 million with a seven-year maturity and a $500 million revolving

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

credit facility (the "Revolving Credit Facility") with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit. The Revolving Credit Facility may be used for working capital and other general corporate purposes. The Revolving Credit Facility remained undrawn as of June 30, 2017 except for utilization for letters of credit in the face amount of $3 million.
The indenture governing the Senior Notes and the credit agreement governing the Senior Credit Facilities contain certain restrictive covenants. With respect to the Revolving Credit Facility only, we are required to maintain a consolidated secured net leverage ratio (as defined in the credit agreement governing the Senior Credit Facilities) not to exceed 2.75x to 1.00x, as tested at the end of each fiscal quarter. We were in compliance with all provisions of our debt agreements as of June 30, 2017.
In November 2015, our Board of Directors authorized discretionary principal debt repayments and repurchases of up to $200 million in the aggregate on our Term Loan and our Senior Notes. During the three and six months ended June 30, 2017, we made a voluntary prepayment on our Term Loan of $15 million. During the six months ended June 30, 2016, we repurchased $45 million of the aggregate principal amount of our Senior Notes at a discount with accrued interest for a total of $41 million and recognized a pretax gain from extinguishment of $4 million. As of June 30, 2017, $60 million remains unused under the authorization.
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
For the three and six months ended June 30, 2017, our income tax benefit was $13 million and $30 million, respectively. For the three and six months ended June 30, 2016, our income tax provision was $11 million and insignificant, respectively. Our effective income tax rate, reflecting our tax benefit, for the three and six months ended June 30, 2017 was 24% and 30%, respectively. Our effective income tax rate, reflecting our tax provision, for the three and six months ended June 30, 2016 was 37% and 3%, respectively.
The change in the effective income tax rate for the three months ended June 30, 2017 was primarily due to adjustments to our reserves for uncertain tax positions and the effect of foreign operations. The change in the effective income tax rate for the six months ended June 30, 2017 was primarily due to adjustments to our reserves for uncertain tax positions, the effect of foreign operations and the equity-based compensation shortfall in 2016. The change in the effective income tax rate for the three months ended June 30, 2016 was primarily due to the effect of foreign operations and permanent differences. The change in the effective income tax rate for the six months ended June 30, 2016 was primarily due to the nontaxable Bargain purchase (gain) recorded in connection with the Viant acquisition, the effect of foreign operations and the recognition of certain state income tax benefits.
7. STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
In November 2015, our Board of Directors authorized share repurchases of our common stock of up to $300 million. There were no share repurchases of our common stock during the six months ended June 30, 2017. As of June 30, 2017, $123 million remains authorized for share repurchases.
On August 8, 2017, our Board of Directors declared a dividend of $0.04 per common share to stockholders of record as of the close of business on August 31, 2017, payable on September 15, 2017. On May 10, 2017, following a comprehensive review of Time Inc.’s capital allocation, capital structure and operating plan, the Time Inc. Board of Directors declared a quarterly dividend of $0.04 per common share to stockholders of record as of the close of business on May 31, 2017. A total of $4 million was paid on June 15, 2017 with respect to the dividend declared on May 10, 2017. On February 16, 2017, our Board of Directors declared a quarterly dividend of $0.19 per common share to stockholders of record as of the close of business on February 28, 2017. A total of $19 million was paid on March 15, 2017 with respect to the dividend declared on February 16, 2017.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The following summary sets forth the activity within Other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Pretax	Tax (Provision) Benefit	Net of Tax	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$15	$—	$15	$24	$—	$24
Unrealized gains (losses) on pension benefit obligations	(12)	2	(10)	(19)	3	(16)
Reclassification adjustment for (gains) losses on pension benefit obligations realized in Net income (loss) attributable to Time Inc.(a)	2	—	2	3	—	3
Other comprehensive income (loss)	$5	$2	$7	$8	$3	$11

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Pretax	Tax (Provision) Benefit	Net of Tax	Pretax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$(31)	$—	$(31)	$(43)	$—	$(43)
Unrealized gains (losses) on pension benefit obligations	15	(3)	12	21	(4)	17
Reclassification adjustment for (gains) losses on pension benefit obligations realized in Net income (loss) attributable to Time Inc.(a)	1	—	1	2	—	2
Other comprehensive income (loss)	$(15)	$(3)	$(18)	$(20)	$(4)	$(24)
__________________________

(a)	Included within Selling, general and administrative expenses on the accompanying Statements of Operations.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. A reporting unit is either the "operating segment level" or one level below, which is referred to as a "component." The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business or whether the operations are similar such that they should be aggregated for purposes of the impairment test. Management has concluded that we have three reporting units: INVNT ("INVNT"), Sports Illustrated Play ("SI Play") and the remaining core Time Inc. operations ("Core Time Inc.") for purposes of the impairment test.
We performed an impairment test for Goodwill relating to our INVNT and SI Play reporting units as of June 30, 2017. INVNT significantly underperformed expectations due to an unexpected deterioration of its customer base, resulting in significantly reduced revenues and operating cash flows. For SI Play, industry consolidation resulted in stronger competition than expected and slower revenue growth which resulted in a significant reduction in revenues and operating cash flows as compared to the high historical financial projections expected in the youth sports market. We determined that the estimated fair value of both reporting units was lower than their carrying amounts. As a result, we recorded a pretax noncash impairment charge to impair the Goodwill associated with both reporting units totaling$50 million ($34 million related to SI Play and $16 million related to INVNT) during the three months ended June 30, 2017. There were no impairment charges recognized for the three months ended March 31, 2017. Goodwill for SI Play was written down from its carrying value of $56 million to $22 million and Goodwill for INVNT was written down from its carrying value of $16 million to zero. There was no triggering event that would have required us to assess the goodwill included in our Core Time Inc. reporting unit.
For SI Play, we used a discounted cash flow ("DCF") approach to determine the estimated fair value. The cash flows employed in our DCF analyses were based on updated forecasts of operating results. Terminal growth rates were assumed for years beyond the current long-range plan period. Discount rate assumptions were based on an assessment of market rates as well as the risk inherent in the future cash flows included in our updated forecasts of future operating results. The significant assumptions utilized in the DCF analysis for SI Play were a discount rate of 25.0% and a terminal growth rate of 3.0%. For INVNT, we used a market approach to determine the estimated fair value, which took into consideration the terms of the transaction finalized on July 27, 2017 to sell INVNT. See Note 15, "Subsequent Events".

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summary sets forth the changes in the carrying amount of Goodwill during the period ended June 30, 2017 (in millions):

Balance, December 31, 2016(a)	$2,069
Acquisitions(b)	13
Dispositions	—
Foreign exchange movements	11
Impairments(c)	(50)
Balance, June 30, 2017(a)	$2,043
_______________________

(a)	The carrying amount of Goodwill presented was net of accumulated impairments of $16 billion as of both June 30, 2017 and December 31, 2016.

(b)	See Note 2, "Acquisitions and Dispositions."

(c)	Goodwill impairment of $50 million during the three and six months ended June 30, 2017 related to INVNT and SI Play.
Intangible Assets
We recognized noncash Asset impairment charges of $5 million for the three and six months ended June 30, 2017 at INVNT. We wrote off the full value of a definite-lived tradename and a customer relationship intangible asset from their total carrying value of $5 million to zero. We determined the fair value of these intangible assets based on a market approach, which took into consideration the terms of the transaction finalized on July 27, 2017 to sell INVNT. The market approach has inputs that are classified as Level 3 under the fair value hierarchy. We recorded a $1 million Asset impairment during the three and six months ended June 30, 2016.
Intangible assets, net as of June 30, 2017 and December 31, 2016 consisted of the following (in millions):

		June 30, 2017
	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Tradenames	19	$1,085	$(353)	$732
Customer lists and other intangible assets(a)	6	666	(584)	82
		$1,751	$(937)	$814

	Weighted Average Useful Life (in years)	December 31, 2016
		Gross	Accumulated Amortization	Net
Tradenames	18	$1,084	$(324)	$760
Customer lists and other intangible assets(a)	6	659	(573)	86
		$1,743	$(897)	$846
_______________________

(a)
As of June 30, 2017, other intangible assets included in capitalized software of $53 million, with accumulated amortization of $21 million. As of December 31, 2016 other intangible assets included capitalized software of $48 million, with accumulated amortization of $15 million. These other intangible assets are amortized over their useful lives of three to seven years.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Based on the Intangible assets, net balance as of June 30, 2017, the estimated amortization expense for each of the succeeding five years and thereafter is as follows (in millions):

Remainder of 2017	$38
2018	74
2019	72
2020	69
2021	66
Thereafter	495
Total	$814
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
For the three and six months ended June 30, 2017 and 2016, basic and diluted net income (loss) per common share were as follows (in millions, except per share amounts):

	Three Months Ended June 30,
	2017			2016
	Net income(loss)	Shares	Per share amount	Net income (loss)	Shares	Per share amount
Basic Net Income (Loss) per Common Share
Net income (loss) attributable to Time Inc.	$(43.54)			$18.40
Less net income associated with participating securities	—			(0.02)
Basic net income (loss) per common share	$(43.54)	99.71	$(0.44)	$18.38	100.56	$0.18

Diluted Net Income (Loss) per Common Share
Net income (loss) attributable to Time Inc.	$(43.54)			$18.40
Less net income associated with participating securities	—			(0.02)
Effect of dilutive securities	—	—		—	0.69
Diluted net income (loss) per common share	$(43.54)	99.71	$(0.44)	$18.38	101.25	$0.18

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2017			2016
	Net income(loss)	Shares	Per Share amount	Net income(loss)	Shares	Per Share amount
Basic Net Income (Loss) per Common Share
Net income (loss) attributable to Time Inc.	$(72.03)			$8.00
Less net income associated with participating securities	—			(0.05)
Basic net income (loss) per common share	$(72.03)	99.67	$(0.72)	$7.95	100.42	$0.08

Diluted Net Income (Loss) per Common Share
Net income (loss) attributable to Time Inc.	$(72.03)			$8.00
Less net income associated with participating securities	—			(0.05)
Effect of dilutive securities	—	—		—	0.52
Diluted net income (loss) per common share	$(72.03)	99.67	$(0.72)	$7.95	100.94	$0.08

In periods of income, the computation of Diluted net income (loss) per common share excludes certain equity awards because they are anti-dilutive. However, in periods of loss, all equity awards are excluded, as the inclusion of any equity awards would be anti-dilutive. Such equity awards are as set forth below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Anti-dilutive equity awards	9	5	9	6
10. EQUITY-BASED COMPENSATION
The Company grants stock options, restricted stock units (RSUs) and performance stock units (PSUs) under its 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”). The Company adopted the 2016 Plan in June 2016, which replaced and superseded its 2014 Omnibus Incentive Compensation Plan (the "2014 Omnibus Plan"). Awards granted under the 2014 Omnibus Plan remain in effect pursuant to their terms.
On February 13, 2017, the Company adopted a long-term incentive compensation plan ("2017 Performance Stock Unit Plan") pursuant to which PSUs were awarded under the 2016 Omnibus Plan.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The following table summarizes equity awards granted and the weighted average grant date fair value for our equity awards for the six months ended June 30, 2017 and 2016 (in millions, except per share amounts):

	Six Months Ended June 30,
	2017	2016
Number Granted
RSUs	1	3
Stock options	—	2

Weighted Average Grant Date Fair Value
RSUs	$17.50	$11.75
Stock options	$—	$14.38
Approximately 1 million RSUs vested into common shares during the six months ended June 30, 2017 and 2016. Approximately 2 million stock options vested during the six months ended June 30, 2017. An insignificant number of stock options vested during the six months ended June 30, 2016.
Compensation expense recognized for our equity-based awards for the three and six months ended June 30, 2017 and 2016 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
RSUs	$5	$5	$8	$13
Stock options	—	1	1	3
Outperformance Plan	—	—	1	—
Common units (Note 2)	—	—	1	—
Total expense included in Operating income (loss)	$5	$6	$11	$16
Income tax benefit recognized	$2	$2	$3	$4
11. BENEFIT PLANS
Defined Benefit Pension Plans
We participate in various funded and unfunded noncontributory defined benefit plans, including international plans in the United Kingdom, Netherlands and Germany. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation during their employment period. During both the three months ended June 30, 2017 and 2016, we contributed $4 million to our international pension plans. During both the six months ended June 30, 2017 and 2016, we contributed $8 million to our international pension plans.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit cost (income) for the three and six months ended June 30, 2017 and 2016 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost	$4	$6	$9	$12
Expected return on plan assets	(10)	(12)	(22)	(24)
Amortization of net loss	1	1	3	2
Net periodic benefit cost (income)	$(5)	$(5)	$(10)	$(10)
We are party to a deed of guarantee with the trustees of a defined benefit pension plan for certain of our current and former U.K. employees (which is closed to new participants). Under the deed of guarantee, we would be obligated to fund the pension plan’s “buyout deficit” (i.e., the amount that would be needed to purchase annuities to discharge the benefits under the plan) under certain circumstances. Specifically, we would be required to deposit the buyout deficit into escrow or provide a surety bond or other suitable credit support if we were to experience a drop in our long-term unsecured senior debt credit ratings to Caa1 or below from Moody's and to CCC+ or below from Standard & Poor's, or if our debt in excess of $50 million were not to be paid when due or were to come due prior to its stated maturity as a result of a default. As of June 30, 2017, our long-term unsecured senior debt credit rating was B3 from Moody's and B from Standard & Poor's and we have not defaulted on any payments of our debt. Therefore we were not required to fund the pension plan's buyout deficit. If we had been required to fund the buyout deficit on June 30, 2017, the amount would have been approximately £309 million. The amount of the buyout deficit is determined by many factors, including but not limited to the fair value of plan assets, actuarial assumptions, interest rates and inflation rates.
12. RESTRUCTURING AND SEVERANCE COSTS
Our Restructuring and severance costs primarily relate to employee termination costs, ranging from senior executives to line personnel, and other exit costs, including lease terminations. The Company announced a cost re-engineering program in June 2017 that included the termination of 381 employees resulting in severance expense of approximately $31 million. The Company also recorded severance cost of approximately $16 million during the first three months of 2017 relating primarily to certain other headcount reductions. Restructuring and severance costs for the three and six months ended June 30, 2016 were $10 million and $11 million, respectively and related primarily to employee terminations.
Selected information relating to Restructuring and severance costs is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2016	$70	$28	$98
Net accruals	46	1	47
Cash paid	(44)	(11)	(55)
Remaining liability as of June 30, 2017	$72	$18	$90
The liability balance for employee terminations primarily relates to our cost re-engineering initiatives announced in June 2017 and the realignment program announced in July 2016 to unify and centralize the editorial, advertising sales and brand development organizations. The liability balance for other exit costs primarily relates to the remaining rental obligations at the Time and Life Building and another leased property.
As of June 30, 2017, of the $90 million liability, $84 million was classified as a current liability on the Balance Sheet, with the remaining $6 million classified as a noncurrent liability. Amounts classified as noncurrent liabilities are expected to be paid through 2020 and primarily relate to severance costs. During the three and six months ended June 30, 2017, we reversed $1 million and $3 million of restructuring charges, respectively, primarily due to modifications to certain employee termination agreements. During the three and six months ended June 30, 2016, we

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

reversed $3 million and $7 million, respectively, of restructuring charges due to the settlement of a certain portion of a lease obligation and of employee termination accruals due to modifications to certain employee termination plans.
13. COMMITMENTS AND CONTINGENCIES
Commitments
We have commitments under certain firm contractual arrangements ("firm commitments") to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Our commitments not recorded on the Balance Sheets primarily consist of operating lease arrangements, talent commitments and purchase obligations for goods and services. Our other commitments, which are recorded on our Balance Sheets, primarily consist of debt and pension obligations. Our commitments have not significantly varied from those disclosed within our 2016 Form 10-K.
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
On October 26, 2010, the Canadian Minister of National Revenue denied the claims by TIR for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into and had displayed at retail locations in Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency ("CRA"), arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into and had displayed at retail locations in Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the CRA, asserting the same arguments made in the objection TIR filed on January 21, 2011. Beginning in 2015, the collections department of the CRA requested payment of both assessments plus accrued interest or the posting of sufficient security. In each instance, TIR responded by stating that collection should remain stayed pending resolution of the issues raised by TIR’s objection. On February 8, 2016, the Company filed an application for a remission order with the International Trade Policy Division of Finance Canada to seek relief from the assessments and the CRA’s collection efforts. On February 12, 2016, TIR filed a complaint with the Office of the Taxpayers’ Ombudsman about the CRA’s failure for more than five years to rule on TIR’s objections to the reassessments. TIR requested that the Ombudsman Office recommend to the CRA that the reassessments be vacated or the CRA support TIR’s application for a remission order. On March 2, 2016, the CRA proposed that the Tax Court of Canada resolve the issue of whether TIR or the publishers are entitled to the input tax credits. On March 9, 2016, TIR agreed to the proposal. On May 6, 2016, TIR filed a Notice of Appeal with the Tax Court of Canada of the assessments issued by the CRA and on July 25, 2016, the CRA filed a Reply to TIR's Notice of Appeal. On March 31, 2017, the Company and the CRA jointly proposed a timetable for the completion of certain pre-trial steps related to this matter, which was approved by the Tax Court. In accordance with the timetable, on April 28, 2017, TIR filed an Amended Notice of Appeal of the assessments. On June 30, 2017, the CRA filed a Reply to TIR's Amended Notice of Appeal and the Company filed an answer to the CRA reply on July 10, 2017. The parties are currently engaged in discovery which is scheduled to be completed by December 15, 2017. Including interest accrued on both reassessments, the total reassessment by the CRA for the years 2006 to 2010 was C$91.1 million as of November 30, 2015.
On October 3, 2012, Susan Fox filed a class action complaint (the "Complaint") against Time Inc. in the United States District Court for the Eastern District of Michigan alleging violations of Michigan’s Video Rental Privacy Act (“VRPA”) as well as claims for breach of contract and unjust enrichment. The VRPA limits the ability of entities engaged in the business of selling, renting or lending retail books or other written materials from disclosing to third parties certain information about customers’ purchase, lease or rental of those materials. The Complaint alleges that Time Inc. violated the VRPA by renting to third parties lists of subscribers to various Time Inc. magazines. The Complaint sought injunctive relief and the greater of statutory damages of $5,000 per class member or actual damages. On December 3, 2012, Time Inc. moved to dismiss the Complaint on the grounds that it failed to state claims for relief and because the named plaintiff lacked standing because she suffered no injury from the alleged conduct. On August 6, 2013, the court granted, in part, and denied, in part, Time Inc.’s motion, dismissing the breach of contract claim but allowing the VRPA and unjust enrichment claims to proceed. On November 11, 2013, Rose Coulter-Owens replaced Susan Fox as the named plaintiff. On March 13, 2015, the plaintiff filed a motion seeking to certify a class consisting of all Michigan residents who between March 31, 2009 and November 15, 2013 purchased a subscription to Time, Fortune or Real Simple magazines through any website other than Time.com, Fortune.com and RealSimple.com. On July 27, 2015, the court granted plaintiff’s motion to certify the class, which we estimate to comprise approximately 40,000 consumers. On August 31, 2015, Time Inc. and the plaintiff moved for summary judgment and on October 1, 2015 both parties filed briefs in opposition to their adversaries’ motions. On February 16, 2016, the court granted Time Inc.'s motion for summary judgment and dismissed the case. On March 16, 2016, the plaintiff filed a notice with the Circuit Court appealing the District Court’s dismissal of plaintiff’s claims. On May 26, 2016, Time Inc. filed a motion to dismiss the appeal on the ground that plaintiff lacked standing to pursue her claims. On September 22, 2016, the Motions Part of the Circuit Court issued an order directing that Time Inc.'s motion to dismiss the appeal should be decided by the appellate panel that was assigned the plaintiff's appeal on the merits. On November 4, 2016, Plaintiff filed her appellate

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

brief and on December 21, 2016, Time Inc. filed its opposition to Plaintiff's appeal and a cross-appeal to the District Court's order certifying the class. Plaintiff filed a reply and opposition to Time Inc.'s class certification appeal on February 6, 2017 and Time Inc. filed a sur-reply on February 20, 2017. Oral argument on the appeal was heard on April 26, 2017. On June 26, 2017, the Circuit Court affirmed the District Court's decision granting Time Inc. summary judgment. On February 19, 2016, the same law firm representing Coulter-Owens filed another class action, entitled Perlin v. Time Inc., in the United States District Court for the Eastern District of Michigan alleging violations of the VRPA as well as a claim for unjust enrichment. This lawsuit was filed on behalf of Michigan residents who purchased subscriptions directly from Time Inc. On May 6, 2016 and May 31, 2016, Time Inc. moved to dismiss the Complaint. Perlin filed an opposition brief on June 27, 2016 and Time Inc. filed its reply brief on July 11, 2016. On February 15, 2017, the Court denied Time Inc.'s motion to dismiss and on March 1, 2017, Time Inc. answered the Complaint. Discovery is currently ongoing, and there is currently no date by which it is expected to be completed.
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
14. ADDITIONAL FINANCIAL INFORMATION
Additional financial information with respect to certain balances included in the Financial Statements herein is as follows (in millions):

	June 30, 2017	December 31, 2016
Inventories, net of reserves:
Raw materials - paper	$26	$30
Finished goods	1	1
Total inventories, net of reserves	$27	$31

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2017	December 31, 2016
Prepaid expenses and other current assets:
Prepaid production costs	$21	$20
Prepaid commissions	17	18
Postage deposit	17	12
Prepaid income taxes	7	6
Due from Time Warner	1	3
Other prepaid expenses and other current assets	70	51
Total prepaid expenses and other current assets	$133	$110

	June 30, 2017	December 31, 2016
Other assets:
Deferred tax assets	$19	$19
Notes receivable(a)	11	10
Cost-method investments	8	6
Equity-method investments	7	9
Other noncurrent assets	24	22
Total other assets	$69	$66

	June 30, 2017	December 31, 2016
Accounts payable and accrued liabilities:
Accounts payable	$218	$232
Restructuring and severance	84	89
Accrued compensation	84	126
Rebates and allowances	42	43
Distribution expenses payable	28	28
Liability to Time Warner	25	24
Accrued other taxes	17	18
Deferred gain(b)	9	8
Accrued interest	7	7
Barter liabilities	6	4
Contingent consideration	1	1
Other current liabilities	10	18
Total accounts payable and accrued liabilities	$531	$598

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2017	December 31, 2016
Other noncurrent liabilities:
Deferred rent	$127	$112
Deferred gain(b)	64	64
Noncurrent tax reserves and interest	46	38
Noncurrent deferred compensation	25	28
Noncurrent pension and postretirement liabilities(c)	25	44
Put option liability	10	10
Liability to Time Warner	1	1
Restructuring and severance	6	9
Contingent consideration	—	1
Other noncurrent liabilities	22	21
Total other noncurrent liabilities	$326	$328

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Other (income) expense, net:
(Income) loss on equity-method investments	$1	$1	$2	$11
Investment (gains) losses, net	1	—	2	—
(Gain) loss on extinguishment of debt	—	—	—	(4)
Total other (income) expense, net	$2	$1	$4	$7

	Six Months Ended June 30,
	2017	2016
Cash Flows:
Cash payments made for income taxes	$7	$2
Income tax refund received	(4)	(43)
Cash tax (receipts) payments, net	$3	$(41)

Cash payments made for interest	$32	$33
Interest income received	(1)	(1)
Cash interest (receipts) payments, net	$31	$32
__________________________

(a)
Notes receivable primarily relates to a loan we provided of £10 million ($1 million in Prepaid expenses and other current assets and $11 million in Other assets as of June 30, 2017) to a new printing vendor for our U.K. operations to assist in financing its purchase of the printing facilities of our former printing vendor in 2016. The loan was provided in order to maintain continuity in printing operations for our U.K. business. The interest rate on the loan is 8% per annum and has a term of five years with principal repayments of £0.3 million per quarter and £5 million at the end of the five year term.

(b)	The Deferred gain related to the sale-leaseback of the Blue Fin Building that was completed in the fourth quarter of 2015 will be recognized ratably over the lease term through 2025.

(c)	Refer to Note 11, "Benefit Plans."

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. SUBSEQUENT EVENTS
As part of our strategy to rationalize our portfolio, on July 27, 2017, we sold INVNT, a live events and creative services subsidiary, for cash and future royalties, net of a working capital contribution.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
Time Inc., together with its subsidiaries (collectively, the "Company," "we," "us" or "our"), is a leading multi-platform consumer media company that engages over 170 million consumers globally every month through its portfolio of premium news and lifestyle brands across a diverse set of interest areas. The Company’s influential brands include PEOPLE, TIME, FORTUNE, SPORTS ILLUSTRATED, INSTYLE, REAL SIMPLE, SOUTHERN LIVING and TRAVEL + LEISURE, as well as approximately 60 diverse international brands. Time Inc. offers marketers a differentiated proposition in the media marketplace by combining our distinctive content, large-scale audiences and proprietary data and people-based targeting capabilities. Time Inc. extends the power of its brands through other media and platforms including video and television, licensing, live events and paid products and services. With approximately 30 million paid subscribers, Time Inc. is one of the largest direct marketers in the U.S. media industry. Time Inc. is also home to celebrated events, such as the TIME 100, FORTUNE Most Powerful Women, PEOPLE’s Sexiest Man Alive, SPORTS ILLUSTRATED’s Sportsperson of the Year, the ESSENCE Festival and the FOOD & WINE Classic in Aspen.
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
The consolidated financial statements include the accounts of Time Inc., and all wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. See Note 1, "Description of Business and Basis of Presentation" to our Financial Statements included in this quarterly report on Form 10-Q for additional information. This management's discussion and analysis ("MD&A") of our results of operations and financial condition is provided as a supplement to, and should be read in conjunction with, the Financial Statements to help provide an understanding of our financial condition, changes in financial condition, results of our operations and cash flows. The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Financial Statements and accompanying disclosures. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2016.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. Our discussion is presented on a consolidated basis. We report as one reportable segment. In addition, a brief description is provided of significant transactions and events that impacted the comparability of the results being analyzed.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of June 30, 2017, as well as an analysis of our cash flows for the six months ended June 30, 2017 and 2016. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed as of June 30, 2017 and December 31, 2016.
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
The advertising market, circulation trends, digital audience and traffic and the price of paper are the key variables whose fluctuations can have a material effect on our operating results and cash flow. We have to anticipate the level of revenues from advertising and circulation, digital advertising inventory, postal and paper prices in managing our businesses to maximize operating profit during expanding and contracting economic cycles.
We expect continued declines in our Print and other advertising and Circulation revenues due to challenging conditions in the magazine publishing industry and due to the shift in consumer preference from print media to digital media. In addition, growing consumer engagement with digital media on mobile devices and social platforms has started a secular shift in media consumption to content on desktop and mobile and has introduced significant new competition. The proliferation of new platforms available to advertisers, combined with continuing strong competition from print platforms, has affected both the amount of advertising we are able to sell as well as the rates advertisers are willing to pay. Our ability to compete successfully for advertising also depends on our ability to drive scale, engage digital audiences and prove the value of our advertising and the effectiveness of our print and digital platforms, including the value of advertising adjacent to high quality content, and on our ability to use our brands to continue to offer advertisers unique, multi-platform advertising programs and franchises. While the use of digital devices and applications as content distribution platforms has lowered the barriers to entry for competitors, it has also opened opportunities for us to grow in the digital space.
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
Business Strategy
For several years, Time Inc. has been making the transition from print publisher to multi-platform consumer media company. We are taking actions to simplify our portfolio, improve profitability and focus on our priority brands and opportunities - those with the biggest potential across our key growth areas.
Our strategy is aimed at leveraging the power of our world-class brands and content, large-scale and growing audiences, advertising capabilities, advanced proprietary data and people-based targeting and subscription marketing (including approximately 30 million paid subscribers) to drive monetization of our advertising, subscription and other revenues.
Overall, our strategic plan is comprised of the following key components:

•	Continue growing our digital audiences and revenues led by native and branded content solutions and video;

•	Innovate how we produce, market and distribute our print products, and re-engineer our operations in order to sustain this important source of cash flows;

•
Expand and diversify our sources of revenue by extending our powerful brands and content across a number of platforms and media including TV, OTT, events, licensing, international and strategic partnerships;

•	Enhance the power of our proprietary data, people-based targeting and self-service programmatic capabilities;

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Pursue selective rationalization of our brand portfolio, the potential sale of non-core assets, and joint venture opportunities;

•
Execute on our strategic transformation program with the majority of initiatives expected to be implemented in the next 18 months, targeting run-rate cost savings of more than $400 million and margin expansion; and

•	Utilize a portion of the savings to reinvest in our key growth areas.
Key Developments in 2017
Acquisitions and Dispositions
During the six months ended June 30, 2017, we completed acquisitions for total cash consideration, net of cash acquired, of $22 million. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired has been recorded as Goodwill, which represents future economic benefits expected to arise from other intangibles acquired that do not qualify for separate recognition. The Goodwill recorded of $13 million will be deductible for tax purposes.
As part of our strategy to rationalize our portfolio, on July 27, 2017, we sold INVNT, a live events and creative services subsidiary, for cash and future royalties, net of a working capital contribution.
Recent Accounting Guidance
See Note 1, "Description of Business and Basis of Presentation," to the accompanying Financial Statements for a discussion of recent accounting guidance.
Transactions and Other Items Affecting Comparability
As more fully described herein and in the related notes to the accompanying Financial Statements, the comparability of our results has been affected by the following during the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restructuring and severance costs	$31	$10	$47	$11
Asset impairments	5	1	5	1
Goodwill impairment	50	—	50	—
(Gain) loss on operating assets, net	(2)	(13)	(4)	(16)
Other costs	8	7	10	21
Impact on Operating income (loss)	$92	$5	108	17
Bargain purchase (gain)	—	2	—	(3)
(Gain) loss on extinguishment of debt	—	—	—	(4)
Income tax impact of above items	(35)	(3)	(41)	(7)
Impact on Net income (loss) attributable to Time Inc. from items affecting comparability	$57	$4	$67	$3
Restructuring and Severance Costs
For the three and six months ended June 30, 2017, we incurred net Restructuring and severance costs of $31 million and $47 million, respectively, due to cost re-engineering initiatives undertaken related to headcount reductions. For the three and six months ended June 30, 2016, we incurred net Restructuring and severance costs of $10 million

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and $11 million, respectively, primarily related to headcount reductions as well as the settlement of certain real estate obligations for the three months ended March 31, 2016.
Asset Impairments
For the three and six months ended June 30, 2017, we recognized noncash Asset impairment charges of $5 million related to INVNT. See Note 8, "Goodwill and Intangible Assets" to the accompanying Financial Statements for detail of our approach and assumptions used in determining fair value. For both the three and six months ended June 30, 2016, we recognized Asset impairments of $1 million.
Goodwill Impairment
We performed an impairment test for Goodwill relating to our INVNT and SI Play reporting units as of June 30, 2017, as current operating projections reflected a significant reduction in revenues and operating cash flows for these reporting units. For the three months ended June 30, 2017, we recognized noncash Goodwill impairment charges totaling $50 million. There were no impairment charges recognized for the three months ended March 31, 2017. See Note 8, "Goodwill and Intangible Assets" to the accompanying Financial Statements for detail of our approach and assumptions used in determining fair value. There was no Goodwill impairment charge during the six months ended June 30, 2016.
(Gain) Loss on Operating Assets, Net
For the three and six months ended June 30, 2017, we recognized a pretax Gain on operating assets, net of $2 million and $4 million, respectively. For the three and six months ended June 30, 2016, we recognized a pretax Gain on operating assets, net of $13 million and $16 million, respectively, primarily related to the $11 million pretax gain recognized related to the sale of TOH. The Gain on operating assets, net includes the recognition of the deferred gain from the sale-leaseback of the Blue Fin Building that was completed in the fourth quarter of 2015.
Other Costs
For the three and six months ended June 30, 2017, Other costs related to mergers, acquisitions, investments and dispositions, and integration and transformation costs, included within Selling, general and administrative expenses on the accompanying Statements of Operations, were $8 million and $10 million, respectively. For the three and six months ended June 30, 2016, Other costs were $7 million and $21 million, respectively, relating in part to payments made to certain vendors of the Viant business in order to continue receiving services from such vendors. For the three months ended March 31, 2016, Other costs included a settlement loss of a pre-existing relationship incurred as part of an acquisition.
Bargain Purchase (Gain)
A Bargain purchase (gain) of $3 million was recognized in the six months ended June 30, 2016, including a $2 million reduction of the Bargain purchase (gain) recognized in the three months ended June 30, 2016 related to the acquisition of certain assets of Viant in March 2016.
(Gain) Loss on Extinguishment of Debt
For the three and six months ended June 30, 2016, we repurchased $10 million and $45 million, respectively, in aggregate principal value of our Senior Notes at a discount with accrued interest totaling $9 million and $41 million, respectively. During the three months ended June 30, 2016, the pretax gain on extinguishment was not significant. During the six months ended June 30, 2016, we recognized a pretax gain on extinguishment of $4 million. Gains and losses on extinguishment of debt are included in Other (income) expense, net on the accompanying Statements of Operations.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Items Affecting Comparability
In addition to the items described above, the following item affected comparability of results for the three and six months ended June 30, 2017 and 2016:

•
Equity Method Losses: We had suspended recognizing equity losses for certain equity method investments as our investee losses were in excess of the investments' carrying amounts. During both the three and six months ended June 30, 2017, we provided additional financial support to an equity-method investee and recognized $1 million in equity losses related to these fundings. During the three and six months ended June 30, 2016, we provided additional financial support to certain equity-method investments and recognized $1 million and $11 million, respectively, in equity losses related to these fundings.

CONSOLIDATED RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying Statements of Operations.
Geographic Concentration of Revenues
A majority of our Revenues have been generated in the United States and, to a lesser extent, in the United Kingdom. For the three and six months ended June 30, 2017, 87% and 88%, respectively, of our Revenues were generated in the United States and 10% of our Revenues were generated in the United Kingdom for both periods. For both the three and six months ended June 30, 2016, 86% of our Revenues were generated in the United States and 11% of our Revenues were generated in the United Kingdom. We expect the majority of our revenues will continue to be generated in the United States for the foreseeable future.
Seasonality
Our quarterly performance typically reflects moderate seasonal fluctuations. Advertising revenues from our magazines and digital platforms are typically higher in the fourth quarter of the year due to higher consumer spending activity and corresponding higher advertiser demand to reach our audiences during this period.
Results of Operations – three months ended June 30, 2017 versus the three months ended June 30, 2016
The table below provides a summary of our results of operations for three months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,
	2017	2016	% Change
Revenues	$694	$769	(10%)
Operating expenses	732	719	2%
Operating income (loss)	(38)	50	NM
Bargain purchase (gain)	—	2	NM
Interest expense, net	17	18	(6%)
Other (income) expense, net	2	1	NM
Income tax provision (benefit)	(13)	11	NM
Net income (loss)	$(44)	$18	NM
_______________________
NM - Not Meaningful

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues
The following table presents our Revenues, by type, for the three months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,
	2017	2016	% Change
Revenues
Advertising
Print and other advertising	$249	$299	(17%)
Digital advertising	125	127	(2%)
Total advertising revenues	374	426	(12%)
Circulation	207	236	(12%)
Other	113	107	6%
Total revenues	$694	$769	(10%)
The following table presents our Revenues, by type, as a percentage of total revenues for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Revenues
Advertising	54%	55%
Circulation	30%	31%
Other	16%	14%
Total revenues	100%	100%
Advertising Revenues
For the three months ended June 30, 2017, Advertising revenues decreased 12% as compared to the three months ended June 30, 2016 primarily due to a decrease in Print and other advertising revenues, driven by fewer advertising pages sold as a result of the continuing secular trend of advertisers shifting advertising spending from print to other media and lower average price per page of advertising sold. In addition, we believe our Advertising revenues were negatively impacted by the public speculation about the ownership of the Company and the trailing effect of the disruption from the reorganization of our advertising sales force. Although the secular print declines are expected to continue, there is encouraging improvement in Print and other advertising for the third quarter of 2017. Additionally, Digital advertising revenues decreased 2% primarily due to a major customer undergoing an agency review, partially offset by an increase in sales of native and branded content advertising, programmatic sales and video. The stronger U.S. dollar relative to the British pound had a $4 million adverse impact on Advertising revenues for the quarter ended June 30, 2017.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Circulation Revenues
The components of Circulation revenues for the three months ended June 30, 2017 and 2016 are as follows (in millions):

	Three Months Ended June 30,
	2017	2016	% Change
Circulation
Subscription	$141	$154	(8%)
Newsstand	58	74	(22%)
Other circulation	8	8	—%
Total circulation revenues	$207	$236	(12%)
For the three months ended June 30, 2017, Circulation revenues decreased 12% as compared to the three months ended June 30, 2016 as a result of the continued shift in consumer preferences from print to digital media and fewer issues served to customers, primarily due to a change in frequency in 2017. The stronger U.S. dollar relative to the British pound had a $5 million adverse impact on Circulation revenues for the quarter ended June 30, 2017. We expect the adverse market conditions associated with our Circulation revenues to continue.
Other Revenues
Other revenues, which include marketing and support services provided to third parties, book publishing, events and licensing, increased 6% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 due to an increase in content licensing and book publishing, primarily related to bookazines, partially offset by a decline related to events. The stronger U.S. dollar relative to the British pound had a $2 million adverse impact on Other revenues for the quarter ended June 30, 2017.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
The components of Operating expenses for the three months ended June 30, 2017 and 2016 are as follows (in millions):

	Three Months Ended June 30,
	2017	2016	% Change
Operating expenses
Costs of revenues
Production costs	146	$165	(12%)
Editorial costs	82	96	(15%)
Other	73	69	6%
Total costs of revenues(a)	301	330	(9%)
Selling, general and administrative expenses(a)	313	357	(12%)
Amortization of intangible assets	19	20	(5%)
Depreciation	15	14	7%
Restructuring and severance costs	31	10	NM
Asset impairments	5	1	NM
Goodwill impairment	50	—	NM
(Gain) loss on operating assets, net	(2)	(13)	NM
Operating expenses	732	$719	2%
_______________________

NM	- Not Meaningful

(a)	Costs of revenues and Selling, general and administrative expenses set forth above exclude depreciation.
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
For the three months ended June 30, 2017, Costs of revenues decreased 9% as compared to the three months ended June 30, 2016. Production costs decreased 12% primarily due to lower printing, production and distribution costs driven by lower paper volume and prices. Editorial costs decreased 15% primarily as a result of cost savings initiatives. The stronger U.S. dollar relative to the British pound favorably impacted Costs of revenues for the three months ended June 30, 2017 by $4 million.
Selling, General and Administrative Expenses
For the three months ended June 30, 2017, Selling, general and administrative expenses ("SG&A") decreased 12% as compared to the three months ended June 30, 2016. SG&A decreased primarily due savings from previously announced cost savings initiatives and lower circulation promotional expenses, partially offset by contract termination

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

costs. Included in SG&A for the three months ended June 30, 2017 and 2016 were $8 million and $7 million, respectively, of other costs related to mergers, acquisitions, investments and dispositions, and integration and transformation costs. The stronger U.S. dollar relative to the British pound benefited SG&A by $5 million for the three months ended June 30, 2017.
Restructuring and Severance Costs
For the three months ended June 30, 2017 and 2016, we incurred Restructuring and severance costs of $31 million and $10 million, respectively. The increase was due to cost re-engineering initiatives undertaken during the quarter ended June 30, 2017. The Company announced a cost re-engineering program in June 2017 that included the termination of 381 employees. The Company anticipates savings of approximately $23 million in 2017 and approximately $48 million annually thereafter.
Asset Impairments
We recognized noncash Asset impairment charges of $5 million related to a definite-lived tradename and a customer relationship intangible asset at INVNT for the three months ended June 30, 2017. See Note 8, "Goodwill and Intangible Assets" to the accompanying Financial Statements for detail of our approach and assumptions used in determining fair value.
Goodwill Impairment
We performed an impairment test for Goodwill relating to our INVNT and SI Play reporting units as of June 30, 2017. For the three months ended June 30, 2017, we recognized a Goodwill impairment charge of $50 million ($34 million related to SI Play and $16 million related to INVNT). INVNT significantly underperformed expectations due to an unexpected deterioration of its customer base, resulting in significantly reduced revenues and operating cash flows. For SI Play, industry consolidation resulted in stronger competition than expected and slower revenue growth which resulted in a significant reduction in revenues and operating cash flows as compared to the high historical financial projections expected in the youth sports market. See Note 8, "Goodwill and Intangible Assets" to the accompanying Financial Statements for detail of our approach and assumptions used in determining fair value. There was no Goodwill impairment charge recorded during the three months ended June 30, 2016.
(Gain) Loss on Operating Assets, Net
For the three months ended June 30, 2017 and 2016, gains on operating assets, net was $2 million and $13 million, respectively. This decrease is primarily related to an $11 million pretax gain recognized related to the sale of TOH that was completed in the second quarter of 2016.
Operating Income (Loss)
Operating Income (Loss) was a loss of $38 million for the three months ended June 30, 2017 and income of $50 million for the three months ended June 30, 2016. The decrease in Operating Income was primarily driven by declines in Advertising revenues and Circulation revenues, Goodwill and Asset impairment charges and higher Restructuring and severance costs during the three months ended June 30, 2017, partially offset by lower Costs of revenues and Selling, general and administrative expenses.
Bargain Purchase (Gain)
We recognized a reduction of $2 million during the three months ended June 30, 2016 of the Bargain purchase (gain) initially recorded in the three months ended March 31, 2016 related to the acquisition of Viant in March 2016.
Income Tax Provision (Benefit)
For the three months ended June 30, 2017, our income tax benefit was $13 million. For the three months ended June 30, 2016, our income tax provision was $11 million. Our effective income tax rate was 24% and 37% for the three months ended June 30, 2017 and 2016, respectively. The change in the effective income tax rate for the three months

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ended June 30, 2017 was primarily due to adjustments to our reserves for uncertain tax positions and the effect of foreign operations.
Results of Operations – six months ended June 30, 2017 versus the six months ended June 30, 2016
The table below provides a summary of our results of operations for the six months ended June 30, 2017 and 2016 (in millions):

	Six Months Ended June 30,
	2017	2016	% Change
Revenues	$1,330	$1,459	(9%)
Operating expenses	1,394	1,412	(1%)
Operating income (loss)	(64)	47	NM
Bargain purchase (gain)	—	(3)	NM
Interest expense, net	34	35	(3%)
Other (income) expense, net	4	7	(43%)
Income tax provision (benefit)	(30)	—	NM
Net income (loss)	$(72)	$8	NM
_______________________
NM - Not Meaningful
Revenues
The following table presents our Revenues, by type, for the six months ended June 30, 2017 and 2016 (in millions):

	Six Months Ended June 30,
	2017	2016	% Change
Revenues
Advertising
Print and other advertising	$461	$569	(19%)
Digital advertising	244	217	12%
Total advertising revenues	705	786	(10%)
Circulation	412	474	(13%)
Other	213	199	7%
Total revenues	$1,330	$1,459	(9%)
The following table presents our Revenues, by type, as a percentage of total revenues for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Revenues
Advertising	53%	54%
Circulation	31%	32%
Other	16%	14%
Total revenues	100%	100%

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advertising Revenues
For the six months ended June 30, 2017, Advertising revenues decreased 10% as compared to the six months ended June 30, 2016 primarily due to a decrease in Print and other advertising revenues, driven by fewer advertising pages sold as a result of the continuing secular trend of advertisers shifting advertising spending from print to other media and lower average price per page of advertising sold. In addition, we believe our Advertising revenues were negatively impacted by the public speculation about the ownership of the Company and the trailing effect of the disruption from the reorganization of our advertising sales force. Although the secular print declines are expected to continue, there is encouraging improvement in print advertising for the third quarter of 2017. Partially offsetting the decline in our Print and other advertising revenues was a 12% increase in our Digital advertising revenues, primarily due to native and branded content advertising, programmatic sales and video. The stronger U.S. dollar relative to the British pound adversely impacted Advertising revenues for the six months ended June 30, 2017 by $7 million.
Circulation Revenues
The components of Circulation revenues for the six months ended June 30, 2017 and 2016 are as follows (in millions):

	Six Months Ended June 30,
	2017	2016	% Change
Circulation
Subscription	$281	$315	(11%)
Newsstand	114	142	(20%)
Other circulation	17	17	—%
Total circulation revenues	$412	$474	(13%)
For the six months ended June 30, 2017, Circulation revenues decreased 13% as compared to the six months ended June 30, 2016 as a result of the continued shift in consumer preferences from print to digital media and fewer issues served to customers, primarily due to a change in frequency in 2017. The stronger U.S. dollar relative to the British pound adversely impacted Circulation revenues for the six months ended June 30, 2017 by $11 million. We expect the adverse market conditions associated with our Circulation revenues to continue.
Other Revenues
For the six months ended June 30, 2017, Other revenues increased 7% as compared to the six months ended June 30, 2016 due to an increase in content licensing, TV and book publishing, primarily related to bookazines, partially offset by a decline related to events. The stronger U.S. dollar relative to the British pound adversely impacted Other revenues for the six months ended June 30, 2017 by $3 million.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
The components of Operating expenses for the six months ended June 30, 2017 and 2016 are as follows (in millions):

	Six Months Ended June 30,
	2017	2016	% Change
Operating expenses
Costs of revenues
Production costs	$281	$324	(13%)
Editorial costs	165	188	(12%)
Other	138	114	21%
Total costs of revenues(a)	584	626	(7%)
Selling, general and administrative expenses(a)	645	722	(11%)
Amortization of intangible assets	39	41	(5%)
Depreciation	28	27	4%
Restructuring and severance costs	47	11	NM
Asset impairments	5	1	NM
Goodwill impairment	50	—	NM
(Gain) loss on operating assets, net	(4)	(16)	NM
Operating expenses	$1,394	$1,412	(1%)
_______________________
NM - Not Meaningful

(a)	Costs of revenues and Selling, general and administrative expenses set forth above exclude depreciation.
Costs of Revenues
For the six months ended June 30, 2017, Costs of revenues decreased 7% as compared to the six months ended June 30, 2016 primarily due to a decrease in Production costs and Editorial costs, partially offset by an increase in Other costs of revenues. Production costs decreased primarily due to lower printing, production and distribution costs driven by lower paper volume and prices. Editorial costs decreased primarily as a result of cost savings initiatives. The decrease in Costs of revenues was partially offset by an increase in Other costs of revenues primarily due to higher costs of digital operations, including higher volume and digital media acquisition costs. The stronger U.S. dollar relative to the British pound favorably impacted Costs of revenues for the six months ended June 30, 2017 by $9 million.
Selling, General and Administrative Expenses
For the six months ended June 30, 2017, SG&A decreased 11% as compared to the six months ended June 30, 2016 primarily due to savings from previously announced cost savings initiatives and lower circulation promotional expenses, partially offset by contract termination costs. Included in SG&A for the six months ended June 30, 2017 and 2016 were $10 million and $21 million, respectively, of other costs related to mergers, acquisitions, investments and dispositions, and integration and transformation costs. The stronger U.S. dollar relative to the British pound favorably impacted SG&A for the six months ended June 30, 2017 by $10 million.
Restructuring and Severance Costs
For the six months ended June 30, 2017 and 2016, we incurred Restructuring and severance costs of $47 million and $11 million, respectively. The increase was primarily due to cost re-engineering initiatives undertaken during the six months ended June 30, 2017. The Company announced a cost re-engineering program in June 2017 that included the termination of 381 employees. The Company anticipates savings of approximately $23 million in 2017 and approximately $48 million annually thereafter. The Company also recorded severance cost of approximately $16 million during the first three months of 2017 relating to certain other headcount reductions.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Impairments
We recognized noncash Asset impairment charges of $5 million related to a definite-lived tradename and a customer relationship intangible asset at INVNT for the six months ended June 30, 2017. See Note 8, "Goodwill and Intangible Assets" to the accompanying Financial Statements for detail of our approach and assumptions used in determining fair value. For the six months ended June 30, 2016, we recognized Asset impairments of $1 million.
Goodwill Impairment
We performed an impairment test for Goodwill relating to our INVNT and SI Play reporting units as of June 30, 2017. For the six months ended June 30, 2017, we recognized noncash Goodwill impairment charges totaling $50 million ($34 million related to SI Play and $16 million related to INVNT). INVNT significantly underperformed expectations due to an unexpected deterioration of its customer base, resulting in significantly reduced revenues and operating cash flows. For SI Play, industry consolidation resulted in stronger competition than expected and slower revenue growth which resulted in a significant reduction in revenues and operating cash flows as compared to the high historical financial projections expected in the youth sports market. See Note 8, "Goodwill and Intangible Assets" to the accompanying Financial Statements for detail of our approach and assumptions used in determining fair value. There was no Goodwill impairment charge recorded during the six months ended June 30, 2016.
(Gain) Loss on Operating Assets, Net
For the six months ended June 30, 2017 and 2016, gains on operating assets, net was $4 million and $16 million, respectively. This decrease is primarily related to an $11 million pretax gain recognized related to the sale of TOH that was completed in the second quarter of 2016.
Operating Income (Loss)
Operating Income (Loss) was a loss of $64 million for the six months ended June 30, 2017 and income of $47 million for the six months ended June 30, 2016. The decrease in the Operating Income was primarily driven by declines in Advertising revenues and Circulation revenues, Goodwill and Asset impairment charges and higher Restructuring and severance costs, partially offset by lower Costs of revenues and Selling, general and administrative expenses.
Other (Income) Expense, Net
Other (income) expense, net was an expense of $4 million and $7 million for the six months ended June 30, 2017 and 2016, respectively, and primarily related to lower losses from equity method investments.
Income Tax Provision (Benefit)
For the six months ended June 30, 2017, our Income tax benefit was $30 million. For the six months ended June 30, 2016, our Income tax provision was insignificant. Our effective income tax rate was 30% and 3% for the six months ended June 30, 2017 and 2016, respectively. The change in the effective income tax rate for the six months ended June 30, 2017 was primarily due to adjustments to our reserves for uncertain tax positions, the effect of foreign operations and the equity-based compensation shortfall in 2016.
LIQUIDITY AND CAPITAL RESOURCES
Sources of cash primarily include cash flows from operations, amounts available under our revolving credit facility (the "Revolving Credit Facility") and access to capital markets. We have historically generated annual positive net cash flows from operating activities. Our access to additional borrowings under the Revolving Credit Facility is subject to the satisfaction of customary borrowing conditions, including the absence of any event or circumstance having a material adverse effect on our business. In addition, the obligation of the financial institutions under our Revolving Credit Facility are several and not joint, and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to other sources of capital such as the public bond markets. However, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including (i) our financial condition, prospects and credit rating, (ii) the liquidity of the

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

overall capital markets and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on favorable terms or at all. As of June 30, 2017, total Cash and cash equivalents were $269 million, including $24 million held by foreign subsidiaries.
The principal uses of cash that affect our liquidity position include the following: operational expenditures including employee costs, paper purchases and capital expenditures; acquisitions; dividends and stock repurchases; debt repurchases and debt service costs, including interest and principal payments on our Senior Notes and senior credit facilities (the "Senior Credit Facilities"); investments; and income tax payments. During the three and six months ended June 30, 2017, we made a voluntary prepayment on our Term Loan of $15 million. As of June 30, 2017, $60 million remains unused under the authorization for the repurchase of additional Senior Notes. Of the up to $300 million of stock repurchases authorized, $123 million remained unused as of June 30, 2017. We have been financing, and expect to finance in the future, repurchases under our 2015 share repurchase authorization and fund debt repayments and/or repurchases from working capital and cash balances.
As disclosed in Part 1, Item 1A. "Risk Factors" in our 2016 Form 10-K and Note 11, "Benefit Plans" to our Financial Statements included in this Form 10-Q, we are party to a deed of guarantee with the trustees of a defined benefit pension plan for certain of our current and former U.K. employees (which is closed to new participants). Under the deed of guarantee, we would be obligated to fund the pension plan’s “buyout deficit” (i.e., the amount that would be needed to purchase annuities to discharge the benefits under the plan) under certain circumstances. Specifically, we would be required to deposit the buyout deficit into escrow or provide a surety bond or other suitable credit support if we were to experience a drop in our long-term unsecured senior debt credit ratings to Caa1 or below from Moody's and to CCC+ or below from Standard & Poor's or if our debt in excess of $50 million were not to be paid when due or were to come due prior to its stated maturity as a result of a default. As of June 30, 2017, our long-term unsecured senior debt credit rating was B3 from Moody's and B from Standard & Poor's and we have not defaulted on any payments of our debt. If we had been required to fund the buyout deficit on June 30, 2017, the amount would have been approximately £309 million. The amount of the buyout deficit changes daily and is determined by many factors, including changes in the fair value of plan assets and liabilities and interest rates.
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
On August 8, 2017, our Board of Directors declared a dividend of $0.04 per common share to stockholders of record as of the close of business on August 31, 2017, payable on September 15, 2017. On May 10, 2017, following a comprehensive review of Time Inc.’s capital allocation, capital structure and operating plan, our Board of Directors declared a reduced quarterly dividend of $0.04 per common share to stockholders of record as of the close of business on May 31, 2017. A total of $4 million was paid on June 15, 2017 with respect to the dividend declared on May 10, 2017. On February 16, 2017, our Board of Directors declared a quarterly dividend of $0.19 per common share to stockholders of record as of the close of business on February 28, 2017. A total of $19 million was paid on March 15, 2017 with respect to the dividend declared on February 16, 2017. The declaration and amount of any actual dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions.
We believe that a combination of cash-on-hand, cash generated from operating activities and funds available under our Revolving Credit Facility will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our funding and investment requirements over the next twelve months and over the long-term.
As of June 30, 2017, the only utilization under the Revolving Credit Facility was letters of credit in the face amount of $3 million. Subject to the satisfaction of customary conditions, undrawn revolver commitments are available to be drawn for our general corporate purposes. We were in compliance with all of our debt covenants as of June 30, 2017.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sources and Uses of Cash
Cash and cash equivalents decreased by $27 million for the six months ended June 30, 2017 as compared to the year ended December 31, 2016; and decreased by $331 million for the six months ended June 30, 2016 as compared to the year ended December 31, 2015. The components of these changes are discussed below.
Operating Activities
Details of Cash provided by (used in) operations are as follows (in millions):

	Six Months Ended June 30,
	2017	2016
Net income (loss)	$(72)	$8
Adjustments to reconcile Net income (loss) to Cash provided by (used in) operations
Depreciation and amortization	67	68
Amortization of deferred financing costs and discounts on indebtedness	2	3
Asset impairments	5	1
Goodwill impairment	50	—
(Gain) loss on sale of operating assets	—	(11)
(Gain) loss on repurchases of 5.75% Senior Notes	—	(4)
Amortization of deferred gain on sale-leaseback	(4)	(5)
Bargain purchase (gain)	—	(3)
(Income) loss on equity-method investments	2	11
Equity-based compensation expense	11	17
Deferred income taxes	(39)	(2)
All other net, including working capital changes(a)	29	(56)
Cash provided by (used in) operations	$51	$27
___________________________

(a)
Includes domestic net income tax paid of $2 million and received of $40 million for the six months ended June 30, 2017 and 2016, respectively, and foreign net income taxes paid of $1 million and received of $1 million for the six months ended June 30, 2017 and 2016, respectively.

Cash provided by operations increased for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to the benefits of completing buyouts of the leases of our former corporate headquarters and another leased property for $95 million in the first quarter of 2016 and higher collection of Receivables during the six months ended June 30, 2017. These benefits were partially offset by lower domestic net income tax refunds received during the six months ended June 30, 2017.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing Activities
Details of Cash provided by (used in) investing activities are as follows (in millions):

	Six Months Ended June 30,
	2017	2016
Acquisitions, net of cash acquired	$(22)	$(103)
(Investments in) divestitures of cost and equity-method investments	(2)	(13)
Proceeds from dispositions	—	29
Purchases of short-term investments	—	(20)
Maturities of short-term investments	40	20
Capital expenditures	(41)	(61)
Issuances of notes receivable	(2)	(16)
Cash provided by (used in) investing activities	$(27)	$(164)
Cash used in investing activities decreased in the six months ended June 30, 2017 primarily due to lower cash used for acquisitions and lower issuances of notes receivable, lower capital spending due to the completion of the construction of our corporate headquarters in 2016 and maturities of short-term investments in 2017 that were not reinvested.
Financing Activities
Details of Cash provided by (used in) financing activities are as follows (in millions):

	Six Months Ended June 30,
	2017	2016
Purchase of common stock	$—	$(94)
Repurchase of 5.75% Senior Notes	—	(40)
Principal payments on Term Loan	(19)	(4)
Withholding taxes paid on equity-based compensation	(7)	(8)
Dividends paid	(23)	(39)
Contingent/deferred consideration payments	(3)	(1)
Cash provided by (used in) financing activities	$(52)	$(186)
Cash used in financing activities decreased as there were fewer repurchases made under our 2015 share and debt repurchase authorizations for the six months ended June 30, 2017.
Principal Debt Obligations
As of June 30, 2017, we had outstanding approximately $575 million of Senior Notes and approximately $664 million of a Term Loan under our Senior Credit Facilities. The Senior Notes mature in April 2022 and the Term Loan matures in April 2021. Our $500 million Revolving Credit Facility under the Senior Credit Facilities remained undrawn as of June 30, 2017, except for utilization for letters of credit in the face amount of $3 million.
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
On or after April 15, 2017, 2018, 2019 and 2020, we may redeem the Senior Notes at a premium of 4.313%, 2.875%, 1.438% and 0%, respectively. In the event of a change of control (as defined in the indenture governing the Senior Notes), the holders of the Senior Notes may require us to purchase for cash all or a portion of their Senior Notes at a purchase price equal to 101% of the principal amount of such Senior Notes, plus accrued and unpaid interest. The Senior Notes mature in April 2022.
The indenture governing the Senior Notes and the credit agreement governing the Senior Credit Facilities limit, among other things, our ability and the ability of our subsidiaries to incur or guarantee additional indebtedness or sell preferred or mandatorily redeemable stock; to pay dividends on, make distributions in respect of, repurchase or redeem capital stock; to make investments or acquisitions; to sell, transfer or otherwise dispose of certain assets; to allow liens to exist on our assets; to enter into sale/leaseback transactions; to consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets; or to enter into certain transactions with affiliates. These limitations restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations. With respect to the Revolving Credit Facility only, we are required to maintain a consolidated secured net leverage ratio (as defined in the credit agreement governing the Senior Credit Facilities) not to exceed 2.75x to 1.00x, as tested at the end of each fiscal quarter. We were in compliance with all provisions of our debt agreements as of June 30, 2017.
Contractual and Other Obligations
Contractual Obligations
In addition to the financing arrangements discussed above, we have obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to certain firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities on the accompanying Balance Sheets. Our commitments have not significantly varied from those disclosed within our 2016 Form 10-K.
Contingencies
We are defendants in or parties to various legal claims, actions and proceedings. These claims, actions and proceedings are at varying stages of investigation, arbitration or adjudication, and involve a variety of areas of law. See Note 13, "Commitments and Contingencies," to the accompanying Financial Statements.
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

Interest Rate Risk
Based on the level of interest rates prevailing at June 30, 2017, the fair value of our fixed rate Senior Notes of $590 million was greater than their carrying value of $568 million by $22 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for comparable securities and consideration of our risk profile. A hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2017 would increase the estimated fair value of our fixed rate debt by approximately $24 million to approximately $614 million. A hypothetical 100 basis point increase in interest rates prevailing at June 30, 2017 would decrease the estimated fair value of our fixed rate debt by approximately $25 million to approximately $565 million.
Our Term Loan is subject to variable interest rates but includes a eurocurrency "floor" of 1%. A hypothetical 100 basis point increase in current interest rates would increase our annual interest expense by approximately $7 million. A hypothetical 100 basis point decrease in current interest rates would subject us to the floor and our annual interest rate expense would decrease by approximately by $2 million. The Revolving Credit Facility is subject to variable interest rates but is assumed to be undrawn for purposes of this calculation. Our Revolving Credit Facility remained undrawn as of the date of filing of this quarterly report on Form 10-Q, except for $3 million in letters of credit issued thereunder.
The discount rate used to measure the benefit obligations for our non-U.S. pension plans is determined by using a spot-rate yield curve, derived from the yields available on high quality corporate bonds. Broad equity and bond indices are used in the determination of the expected long-term rate of return on our non-U.S. pension plan assets. Therefore, interest rate fluctuations and volatility of the debt and equity markets can have a significant impact on asset values of our non-U.S. pension plans and future anticipated contributions. For example, a hypothetical 100 basis point increase in interest rates generally would decrease our benefit obligations under our non-U.S. pension plans by approximately $143 million. A hypothetical 100 basis point decrease in interest rates generally would increase our benefit obligations under our non-U.S. pension plans by approximately $194 million.
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
Our receivables did not represent significant concentrations of credit risk as of June 30, 2017 or December 31, 2016 due to the wide variety of customers, markets and geographic areas to which our products and services are sold.
We monitor our positions and the credit quality of the financial institutions which are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2017 and December 31, 2016, we did not anticipate nonperformance by any of the counterparties.
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
(b) Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the second quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 13, "Commitments and Contingencies," in the accompanying Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in our 2016 Form 10-K as filed with the SEC on February 27, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101.INS	XBRL: Instance Document**

101.SCH	XBRL: Taxonomy Extension Schema Document**

101.CAL	XBRL: Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL: Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL: Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL: Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.
**Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME INC. (Registrant)

By:	/s/ Susana D'Emic
Susana D'Emic
Executive Vice President and Chief Financial Officer
Date: August 8, 2017