Form 10-Q
period 2017-09-30
Time Inc.
filed 2017-11-09
CIK 1591517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Common Stock — $0.01 par value    November 3, 2017
99,621,903

TIME INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TIME INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$332	$296
Short-term investments	—	40
Receivables, less allowances of $185 and $203 at September 30, 2017 and December 31, 2016, respectively	409	543
Inventories, net of reserves	29	31
Prepaid expenses and other current assets	125	110
Total current assets	895	1,020

Property, plant and equipment, net	311	304
Intangible assets, net	799	846
Goodwill	2,048	2,069
Other assets	65	66
Total assets	$4,118	$4,305

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$535	$598
Deferred revenue	386	403
Current portion of long-term debt	7	7
Total current liabilities	928	1,008

Long-term debt	1,216	1,233
Deferred tax liabilities	185	210
Deferred revenue	76	86
Other noncurrent liabilities	333	328
Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	1	—

Stockholders' equity
Common stock, $0.01 par value, 400 million shares authorized; 99.61 million and 98.95 million shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1	1
Preferred stock, $0.01 par value, 40 million shares authorized; none issued	—	—
Additional paid-in capital	12,531	12,548
Accumulated deficit	(10,791)	(10,732)
Accumulated other comprehensive loss, net	(362)	(377)
Total Time Inc. stockholders' equity	1,379	1,440
Equity attributable to noncontrolling interests	—	—
Total stockholders' equity	1,379	1,440
Total liabilities and stockholders' equity	$4,118	$4,305
See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Advertising	$369	$417	$1,074	$1,203
Circulation	197	223	609	697
Other	113	110	326	309
Total revenues	679	750	2,009	2,209
Costs of revenues	280	327	867	956
Selling, general and administrative expenses	306	339	976	1,085
Amortization of intangible assets	20	22	59	63
Restructuring and severance costs	26	43	73	54
Asset impairments	—	188	5	189
Goodwill impairment	—	—	50	—
(Gain) loss on operating assets, net	(4)	(2)	(8)	(18)
Operating income (loss)	51	(167)	(13)	(120)
Bargain purchase (gain)	—	—	—	(3)
Interest expense, net	16	16	50	51
Other (income) expense, net	6	2	10	9
Income (loss) before income taxes	29	(185)	(73)	(177)
Income tax provision (benefit)	16	(73)	(14)	(73)
Net income (loss)	13	(112)	(59)	(104)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Time Inc.	$13	$(112)	$(59)	$(104)

Per share information attributable to Time Inc. common stockholders:
Basic net income (loss) per common share	$0.14	$(1.13)	$(0.59)	$(1.05)
Weighted average basic common shares outstanding	99.86	99.64	99.74	99.43
Diluted net income (loss) per common share	$0.14	$(1.13)	$(0.59)	$(1.05)
Weighted average diluted common shares outstanding	100.12	99.64	99.74	99.43
Cash dividends declared per share of common stock	$0.04	$0.19	$0.27	$0.57
See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$13	$(112)	$(59)	$(104)

Other comprehensive income (loss), net of tax

Unrealized foreign currency translation gains (losses)	11	(10)	35	(53)

Benefit obligations
Unrealized gains (losses) occurring during the period	(8)	4	(24)	21
Reclassification adjustment for (gains) losses realized in net income (loss)	1	1	4	3
Net benefit obligations	(7)	5	(20)	24

Other comprehensive income (loss)	4	(5)	15	(29)

Comprehensive income (loss)	17	(117)	(44)	(133)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Time Inc.	$17	$(117)	$(44)	$(133)
See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Nine Months Ended September 30, 2017
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance as of December 31, 2016	$1	$12,548	$(10,732)	$(377)	$1,440
Net income (loss)	—	—	(59)	—	(59)
Other comprehensive income (loss)	—	—	—	15	15
Dividends declared	—	(27)	—	—	(27)
Equity-based compensation, net of withholding taxes	—	10	—	—	10
Balance as of September 30, 2017	$1	$12,531	$(10,791)	$(362)	$1,379

	Nine Months Ended September 30, 2016
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Equity
Balance as of December 31, 2015	$1	$12,604	$(10,570)	$(226)	$1,809
Net income (loss)	—	—	(104)	—	(104)
Other comprehensive income (loss)	—	—	—	(29)	(29)
Dividends declared	—	(58)	—	—	(58)
Purchase of common stock	—	—	(109)	—	(109)
Equity-based compensation, net of withholding taxes	—	12	—	—	12
Balance as of September 30, 2016	$1	$12,558	$(10,783)	$(255)	$1,521
See accompanying notes.

TIME INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$(59)	$(104)
Adjustments to reconcile Net income (loss) to Cash provided by (used in) operations
Depreciation and amortization	101	104
Amortization of deferred financing costs and discounts on indebtedness	3	4
Asset impairments	5	189
Goodwill impairment	50	—
(Gain) loss on sale of operating assets	(1)	(11)
(Gain) loss on repurchases of 5.75% Senior Notes	—	(4)
Amortization of deferred gain on sale-leaseback	(6)	(7)
Bargain purchase (gain)	—	(3)
(Income) loss on equity-method investments	3	12
Cost-method investment impairment	4	—
Equity-based compensation expense	18	21
Deferred income taxes	(26)	(77)
Changes in operating assets and liabilities
Receivables	161	75
Inventories	2	(4)
Prepaid expenses and other assets	(18)	15
Accounts payable and other liabilities	(107)	(110)
Other, net	9	6
Cash provided by (used in) operations	139	106

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(22)	(192)
(Investments in) dispositions of cost and equity-method investments	(3)	(19)
Proceeds from (payments for) dispositions	(4)	29
Purchases of short-term investments	—	(60)
Maturities of short-term investments	40	60
Capital expenditures	(56)	(78)
Issuances of notes receivable	(2)	(16)
Repayments of notes receivable	1	—
Cash provided by (used in) investing activities	(46)	(276)

FINANCING ACTIVITIES
Purchase of common stock	—	(111)
Repurchase of 5.75% Senior Notes	—	(45)
Principal payments on Term Loan	(20)	(5)
Withholding taxes paid on equity-based compensation	(8)	(8)
Dividends paid	(27)	(58)
Contingent/deferred consideration payments	(3)	(2)
Cash provided by (used in) financing activities	(58)	(229)
Effect of exchange rate changes on Cash and cash equivalents	1	(8)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36	(407)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	296	651
CASH AND CASH EQUIVALENTS, END OF PERIOD	$332	$244
See accompanying notes.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Time Inc., together with its subsidiaries (collectively, the "Company," "we," "us" or "our"), is a leading multi-platform consumer media company that engages over 230 million consumers globally every month. The Company's influential brands include PEOPLE, TIME, FORTUNE, SPORTS ILLUSTRATED, INSTYLE, REAL SIMPLE, SOUTHERN LIVING and TRAVEL + LEISURE, as well as approximately 60 diverse international brands. Time Inc. offers marketers a differentiated proposition in the marketplace by combining its powerful brands, trusted content, audience scale, direct relationships with consumers and unique first-party data. The Company is home to growing media platforms and extensions, including digital video, over the top content ("OTT"), television, licensing, international markets, paid products and services and celebrated live events, such as the TIME 100, FORTUNE Most Powerful Women, PEOPLE’s Sexiest Man Alive, SPORTS ILLUSTRATED’s Sportsperson of the Year, the ESSENCE Festival and the FOOD & WINE Classic in Aspen.
Basis of Presentation
The consolidated financial statements include the accounts of Time Inc. and all wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. We reflect the noncontrolling interest in net income (loss) of our majority-owned subsidiaries in the consolidated statements of operations in Net income (loss) attributable to noncontrolling interests and the equity in noncontrolling interest in majority-owned subsidiaries in Equity attributable to noncontrolling interests included in Stockholders' equity on our consolidated balance sheets. The consolidated financial statements included herein (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been reflected in these Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Financial Statements and accompanying disclosures. Actual results could differ from those estimates.
The financial position and operating results of our foreign operations are consolidated using primarily the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Translation gains or losses on assets and liabilities are included as a component of Accumulated other comprehensive loss, net.
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
The accompanying Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2017 and amended on April 28, 2017 (the “2016 Form 10-K”).

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Guidance
Accounting Guidance Adopted in 2017
In January 2017, guidance was issued which simplifies the test for goodwill impairment by eliminating Step 2, the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this guidance are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We early adopted this guidance on January 1, 2017. The adoption of this guidance did not have a material impact on our Financial Statements upon adoption, but could have a material impact if an impairment is identified in connection with our goodwill impairment tests. In the second quarter of 2017, we performed an interim test of Goodwill, see Note 8, "Goodwill and Intangible Assets" to the accompanying Financial Statements.
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
Accounting Guidance Not Yet Adopted
In March 2017, guidance was issued that will change how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein. Upon adoption, our net periodic benefit cost (income), other than service costs, which has historically been included in Operating income (loss) in our Statements of Operations will be presented below Operating income (loss) in our Statements of Operations. The net periodic benefit cost (income) classified within Operating income (loss) was $15 million and $19 million of income for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. We will adopt this guidance on a retrospective basis on January 1, 2018.
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
In January 2016, guidance was issued which requires equity investments, except those accounted for under the equity-method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. We are currently evaluating the effect that this guidance will have on our Financial Statements. The amendments in this guidance are effective for fiscal years beginning after December 15, 2017 and for interim periods therein.
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
We have assessed the potential impact of the guidance across our revenue streams. Upon adoption, we will recognize revenue from our contracts with customers as each performance obligation is satisfied, either at a point in time or over a period of time, based on when control transfers to our customers. We have determined that the performance obligations within our print advertising, subscription and newsstand contracts are satisfied on an issue's on sale date, which is expected to accelerate the timing of revenue recognition compared to our current policy of revenue recognition based on an issue’s cover date. The paper, printing and distribution costs of these revenues are expected to accelerate to match the timing of the revenue recognition. Digital advertising revenue will continue to be recognized as impressions are delivered.
The new standard may also result in us, as the publisher, recording certain Circulation revenues generated by marketing partners on a gross basis because the publisher is in control of delivering the subscription to the customer, and the marketing partner's obligation is to arrange for another party to transfer the good to the customer. Our marketing partner operations, that provide marketing services to third-party publishers, will recognize revenue for these services over time.
For identified impacted revenue streams, we have identified changes to and are modifying our systems. We are also in the process of modifying business processes and controls to support recognition and disclosure under the new standard.
We plan to adopt the new revenue recognition standard under the modified retrospective transition method by recognizing the cumulative effect of applying the standard as an adjustment to our Balance Sheet. We do not anticipate being able to provide the impact of the new standard on our Balance Sheets or Statements of Operations until 2018.
2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the nine months ended September 30, 2017, we completed acquisitions for total cash consideration, net of cash acquired, of $22 million. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired has been recorded as Goodwill, which represents future economic benefits expected to arise from other intangibles acquired that do not qualify for separate recognition. The Goodwill recorded of $13 million will be deductible for tax purposes. Our results of operations include the operations of these additional acquisitions but such activities were not significant for the three and nine months ended September 30, 2017.
On September 6, 2016, we acquired Bizrate Insights Inc. (“Bizrate Insights”), a consumer data company that specializes in developing consumer insights by extending its online and mobile surveys across partner sites. The

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

acquisition of Bizrate Insights is part of our transformation into a data-driven organization that we believe will enable us to generate incremental consumer subscription and other revenues. This acquisition was accounted for under the acquisition method. Consideration transferred of $78 million ($80 million cash, net of settlement of a pre-existing commission relationship) was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.
On March 2, 2016, we acquired certain assets of Viant Technology Inc. (“Viant”), a business that specializes in data-driven, people-based marketing, headquartered in Irvine, California, for $87 million, net of cash acquired. In connection with the acquisition, during the nine months ended September 30, 2016, we recorded a $3 million net Bargain purchase (gain), which included a reduction of the Bargain purchase (gain) of $2 million for the three months ended June 30, 2016 on the accompanying Statements of Operations. We realized a gain on the transaction because Viant was in need of capital to continue its operations and was unable to secure sufficient capital in the time frame it required.
For tax purposes, the Bargain purchase gain resulted in the reduction of the tax basis in identifiable intangibles, resulting in a deferred tax liability of $3 million being recorded on the opening balance sheet. This deferred tax liability reduced the Bargain purchase gain, and the Bargain purchase gain is not taxable.
We have granted certain key Viant employees a 40% equity interest (subject to vesting and forfeiture provisions) in the common units of Viant. In conjunction with the issuance of the common units, the Company entered into a put and call arrangement whereby such employees have a right to put their shares to us, and we retain rights to call these interests over time, in each case subject to the satisfaction of certain conditions. The fair value of the common units will be recognized as equity-based compensation expense over the vesting period through September 2020.
During the nine months ended September 30, 2016, we completed additional acquisitions for total cash consideration, net of cash acquired, of $26 million. We may be required to pay additional consideration that relates to earn-outs that are contingent upon the achievement of certain performance objectives by the end of 2017, which are estimated to be $1 million as of September 30, 2017. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired was recorded as Goodwill. In conjunction with one of these acquisitions, we also recognized a loss relating to a write off of an asset of $3 million previously recognized in our financial statements that will not be realized as a result of the acquisition. This loss is reported within transaction costs in Selling, general and administrative expenses in the accompanying Statements of Operations.
Dispositions
As part of our strategy to rationalize our portfolio, on July 27, 2017, we sold INVNT, a live events and creative services subsidiary, for cash and future royalties net of contributed cash. Upon disposal, assets of $5 million related primarily to Prepaid and other current assets, and liabilities of $4 million related primarily to Deferred revenue, were derecognized from our Balance Sheet. We recognized a pre-tax gain of approximately $1 million within (Gain) loss on operating assets, net for the three and nine months ended September 30, 2017.
On April 1, 2016, we completed the sale of This Old House Ventures, LLC and This Old House Productions, LLC (together, “TOH”). Upon disposal, assets of $27 million related primarily to Goodwill, and liabilities of $10 million related primarily to Deferred revenue, were derecognized from our Balance Sheet. We recognized a pre-tax gain of $11 million within (Gain) loss on operating assets, net for the nine months ended September 30, 2016.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENTS
Our investments included within Short-term investments and Other assets on the accompanying Balance Sheets consist primarily of short-term investments, equity-method investments and cost-method investments. Our investments, by category, consisted of the following (in millions):

	September 30, 2017	December 31, 2016
Short-term investments(a)	$—	$40
Equity-method investments(b)	7	9
Cost-method investments(c)	4	6
Total	$11	$55
_______________________

(a)
Our Short-term investments consist of term deposits with original maturities greater than three months and remaining maturities of less than one year. Our term deposits are carried at amortized cost on the accompanying Balance Sheets as held-to-maturity securities. Cost approximates fair value due to the short-term nature of the term deposits.

(b)
Our Equity-method investments consist primarily of joint ventures. During the three and nine months ended September 30, 2017, we recorded equity losses of $1 million and $3 million, respectively. During the three and nine months ended September 30, 2016, we recognized equity losses of $1 million and $12 million, respectively, related primarily to resuming applying the equity-method after providing additional financial support to certain equity-method investees.

(c)
During the nine months ended September 30, 2017, we made a $2 million investment in a privately-held transaction marketing technology company. During the nine months ended September 30, 2016, we made a $3 million investment in a privately-held e-commerce subscription company. We use available qualitative and quantitative information to evaluate all Cost-method investments for impairment at least quarterly.

We use available qualitative and quantitative information to evaluate all cost-method investments for indications of other-than-temporary impairments at least quarterly and recognize an impairment loss if a decline in value is determined to be other-than-temporary. During the three and nine months ended September 30, 2017, we recorded an other-than-temporary impairment of $4 million which was due to the decline in the value of a cost-method investment based on an assessment of its near-term profit prospects. No other-than-temporary losses were incurred in the three and nine months ended September 30, 2016. Other-than-temporary impairment losses are included in Other (income) expense, net in the accompanying Statements of Operations.
4. FAIR VALUE MEASUREMENTS
Fair value measurements are determined based on assumptions that a market participant would use in pricing an asset or a liability. A three-tiered hierarchy distinguishes between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require us to use present value and other valuation techniques in the determination of fair value (Level 3).

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, respectively (in millions):

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents - Money market funds	$247	$—	$—	$247	$102	$—	$—	$102
Liabilities
Put option liability(a)	—	—	(10)	(10)	—	—	(10)	(10)
Contingent consideration(b)	—	—	(1)	(1)	—	—	(2)	(2)
Other - liabilities(c)	—	—	(3)	(3)	—	—	(2)	(2)
Total	$247	$—	$(14)	$233	$102	$—	$(14)	$88
_______________________

(a)
Our Put option liability, included within Other noncurrent liabilities, relates to an equity-method investment, the fair value of which was derived using a lattice model for which we used unobservable inputs that are classified as Level 3 under the fair value hierarchy. Adjustments to the fair value of this obligation are included as a component of Other (income) expense, net in the Statements of Operations.

(b)
Contingent consideration consists of earn-out liabilities in connection with acquisitions. At September 30, 2017, $1 million is included in Accounts payable and accrued liabilities. At December 31, 2016, $1 million is included in Accounts payable and accrued liabilities and $1 million in Other noncurrent liabilities. Fair values were derived using a Monte Carlo simulation approach or a probability weighted present value of expected future payouts approach, for which we used unobservable inputs that are classified as Level 3 under the fair value hierarchy. Adjustments to the fair value of such obligations are included as a component of Selling, general and administrative expenses in the Statements of Operations. Such contingent considerations are based primarily on financial targets and other operational metrics.

(c)
Our other liabilities, included within Other noncurrent liabilities, relate primarily to a lease guarantee. The fair value of the lease guarantee was derived using a probability weighted present value of expected future payments approach, for which we used unobservable inputs that are classified as Level 3 under the fair value hierarchy. Adjustments to the fair value of such obligations are included as a component of Selling, general and administrative expenses in the Statements of Operations.

The following table reconciles the beginning and ending balance of our liabilities classified as Level 3 (in millions):

	2017	2016
Beginning Balance as of January 1	$14	$19
Issuances	2	2
Settlements	(2)	(1)
Fair value adjustments	—	(3)
Foreign exchange movements	—	(2)
Other adjustments	—	(2)
Ending Balance as of September 30	$14	$13

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Financial Instruments
Our other financial instruments, including our term loan (the "Term Loan") and our 5.75% senior notes (the "5.75% Senior Notes"), are not required to be carried on our Balance Sheets at fair value. The following table summarizes the fair value of each of our significant debt instruments based on quoted market prices for similar issues or on the current rates offered to us for instruments of similar remaining maturities (in millions):

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt instruments
Term Loan	$654	$664	$672	$687
5.75% Senior Notes	569	586	568	597
	$1,223	$1,250	$1,240	$1,284
The fair value of the outstanding debt instruments presented above is based on pricing from observable market information in a non-active market. Therefore, these debt instruments are classified as Level 2 under the fair value hierarchy. Unrealized gains or losses on debt do not result in realization or expenditure of cash and generally are not recognized in the Financial Statements unless the debt is retired prior to its maturity.
The carrying value for the majority of our other financial instruments approximates fair value due to the short-term nature of the financial instruments. The fair value of financial instruments is generally determined by reference to the market value of the instrument as quoted on a national securities exchange or an over-the-counter market. When a quoted market value is not available, fair value is based on an estimate using present value or other valuation techniques.
Non-Financial Instruments
The majority of our non-financial instruments, which include goodwill, intangible assets, inventories and property, plant and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for Goodwill), a non-financial instrument is required to be evaluated for impairment. If we were to determine that a non-financial instrument was impaired, we would be required to write down the non-financial instrument to its fair value. See Note 8, "Goodwill and Intangible Assets" for discussion of impairments recorded during the nine months ended September 30, 2017.
Fair value measurements are also used in nonrecurring valuations performed in connection with acquisition accounting. The nonrecurring valuations include primarily the valuations of tradenames, customer and advertiser relationships, technology and database intangible assets and property, plant and equipment. With the exception of certain inputs for our weighted average cost of capital and discount rate calculation that are derived from third-party information, the inputs used in our discounted cash flow analysis, such as forecasts of future cash flows, are based on assumptions. The valuation of customer and advertiser relationships is based primarily on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the relationships, considering such factors as the estimated life of the relationships and the revenue expected to be generated over the term of such relationships. Tangible assets are valued typically using a replacement or reproduction cost approach, considering such factors as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. All of our nonrecurring valuations use significant unobservable inputs that are classified as Level 3 under the fair value hierarchy.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. DEBT
Our debt obligations consisted of the following (in millions):

	September 30, 2017	December 31, 2016
5.75% Senior Notes	$575	$575
Senior Credit Facilities
Term Loan	662	682
Unamortized discount and deferred financing costs	(14)	(17)
Total debt obligations	1,223	1,240
Less: Current portion of long-term debt	7	7
Long-term debt	$1,216	$1,233
5.75% Senior Notes and Senior Credit Facilities
On April 29, 2014, we issued $700 million aggregate principal amount of 5.75% Senior Notes due April 15, 2022 in a private offering. The 5.75% Senior Notes are fully and unconditionally guaranteed by substantially all of our wholly-owned domestic subsidiaries and, under certain circumstances, may become guaranteed by other existing or future subsidiaries.
On April 24, 2014, we entered into senior secured credit facilities (the "Senior Credit Facilities") providing for a Term Loan in an aggregate principal amount of $700 million with a seven-year maturity and a $500 million revolving credit facility (the "Revolving Credit Facility") with a five-year maturity, of which up to $100 million is available for the issuance of letters of credit. The Revolving Credit Facility may be used for working capital and other general corporate purposes. The Revolving Credit Facility remained undrawn as of September 30, 2017 except for utilization for letters of credit in the face amount of $3 million.
The indenture governing the 5.75% Senior Notes and the credit agreement governing the Senior Credit Facilities contain certain restrictive covenants. With respect to the Revolving Credit Facility only, we are required to maintain a consolidated secured net leverage ratio (as defined in the credit agreement governing the Senior Credit Facilities) not to exceed 2.75x to 1.00x, as tested at the end of each fiscal quarter. We were in compliance with all provisions of our debt agreements as of September 30, 2017.
In November 2015, our Board of Directors authorized discretionary principal debt repayments and repurchases of up to $200 million in the aggregate on our Term Loan and our 5.75% Senior Notes. During the nine months ended September 30, 2017, we made a voluntary prepayment on our Term Loan of $15 million. During the nine months ended September 30, 2016, we repurchased $50 million of the aggregate principal amount of our 5.75% Senior Notes at a discount with accrued interest for a total of $46 million and recognized a pre-tax gain from extinguishment of $4 million. As of September 30, 2017, $60 million remains unused under the authorization.
7.50% Senior Notes due 2025
On October 11, 2017, we completed the private offering of $300 million aggregate principal amount of 7.50% senior unsecured notes due in 2025 (the "7.50% Senior Notes").
The 7.50% Senior Notes will bear interest at a rate of 7.50% per year payable on April 15 and October 15 of each year, commencing April 15, 2018. The 7.50% Senior Notes will mature on October 15, 2025. The 7.50% Senior Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s existing and future unsecured senior indebtedness. The Company’s obligations under the 7.50% Senior Notes are guaranteed on a senior unsecured basis by the same guarantors that guarantee the Senior Credit Facilities and the 5.75% Senior Notes.
The Company used the net proceeds from the offering of 7.50% Senior Notes, together with cash on hand, to (i) repay $200 million of the outstanding borrowings under the Term Loan, (ii) repurchase $100 million aggregate

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

principal amount of the 5.75% Senior Notes in privately negotiated repurchases, and (iii) pay fees and expenses of the transactions described above.
Amended and Restated Credit Agreement
On October 11, 2017, the Company entered into Amendment No. 1 (the “Amendment”) to its credit agreement that governs the Senior Credit Facilities, dated as of April 24, 2014 (the "Existing Credit Agreement" and as so amended by the Amendment, the "Amended and Restated Credit Agreement"). Among other things, the Amendment (i) extended the maturity of the Revolving Credit Facility from June 2019 to October 2022 and the Term Loan from April 2021 to October 2024, or, in each case, if more than $100 million of the Company’s 5.75% Senior Notes due 2022 are outstanding on January 14, 2022 (the “Springing Maturity Date”), to the Springing Maturity Date, (ii) reduced the revolving credit commitments under the Revolving Credit Facility from $500 million to $300 million (of which $185 million will be available for the issuance of letters of credit) and (iii) amended certain other provisions thereof. The Amended and Restated Credit Agreement permits us to incur incremental senior secured term loan borrowings under the Senior Credit Facilities, subject to the satisfaction of certain conditions, in an aggregate principal amount up to the sum of (a) $350 million plus (b) additional amounts so long as, on a pro forma basis at the time of incurrence, our consolidated secured net leverage ratio (as defined in the Amended and Restated Credit Agreement) does not exceed 2.50 to 1.00. The Amended and Restated Credit Agreement requires the Company to maintain a maximum consolidated secured net leverage ratio of 2.75 to 1.00 initially, which will be reduced to 2.50 to 1.00 for fiscal quarters ending on and after June 30, 2019.
The interest rates applicable to the Term Loan under the Amended and Restated Credit Agreement are, at the Company’s option, equal to either a Eurocurrency rate or a base rate, plus an applicable margin equal to 3.50% for Eurocurrency rate loans and 2.50% for base rate loans, subject to a 1.00% interest rate floor for Eurocurrency rate loans. Loans under the Revolving Credit Facility remain subject to an interest rate ranging from 2.25% to 2.00% for Eurocurrency rate loans or from 1.25% to 1.00% for base rate loans, depending on the Company’s consolidated secured net leverage ratio, and a fee of 0.375% on the unused portion of commitments under the Revolving Credit Facility.
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
For the three and nine months ended September 30, 2017, our income tax provision was $16 million and our income tax benefit was $14 million, respectively. For both the three and nine months ended September 30, 2016, our income tax benefit was $73 million. For the three and nine months ended September 30, 2017, our effective income tax rate, reflecting our tax provision and benefit, was 54% and 20%, respectively. Our effective income tax rate, reflecting our tax benefit, for the three and nine months ended September 30, 2016 was 39% and 41%, respectively.
The change in the effective income tax rate for the three months ended September 30, 2017 was primarily due to certain foreign losses incurred with no corresponding tax benefit, adjustments to our reserves for uncertain tax positions and the effect of foreign operations. The change in the effective income tax rate for the nine months ended September 30, 2017 was primarily due to adjustments to our reserves for uncertain tax positions and the effect of foreign operations.
7. STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
In November 2015, our Board of Directors authorized share repurchases of our common stock of up to $300 million. There were no share repurchases of our common stock during the nine months ended September 30, 2017. As of September 30, 2017, $123 million remains authorized for share repurchases.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On November 9, 2017, our Board of Directors declared a dividend of $0.04 per common share to stockholders of record as of the close of business on November 30, 2017, payable on December 15, 2017. On August 8, 2017, our Board of Directors declared a dividend of $0.04 per common share to stockholders of record as of the close of business on August 31, 2017, payable on September 15, 2017. A total of $4 million was paid on September 15, 2017 with respect to the dividend declared on August 8, 2017. On May 10, 2017, following a comprehensive review of Time Inc.’s capital allocation, capital structure and operating plan, the Time Inc. Board of Directors declared a quarterly dividend of $0.04 per common share to stockholders of record as of the close of business on May 31, 2017. A total of $4 million was paid on June 15, 2017 with respect to the dividend declared on May 10, 2017. On February 16, 2017, our Board of Directors declared a quarterly dividend of $0.19 per common share to stockholders of record as of the close of business on February 28, 2017. A total of $19 million was paid on March 15, 2017 with respect to the dividend declared on February 16, 2017.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is reported in the Statements of Comprehensive Income (Loss) and consists of Net income (loss) and other gains and losses affecting Stockholders' equity that, under GAAP, are excluded from Net income (loss). Such items consist primarily of foreign currency translation gains (losses) and changes in pension benefit plan obligations.
The following summary sets forth the activity within Other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Pre-tax	Tax (Provision) Benefit	Net of Tax	Pre-tax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$11	$—	$11	$35	$—	$35
Unrealized gains (losses) on pension benefit obligations	(10)	2	(8)	(29)	5	(24)
Reclassification adjustment for (gains) losses on pension benefit obligations realized in Net income (loss) attributable to Time Inc.(a)	2	(1)	1	5	(1)	4
Other comprehensive income (loss)	$3	$1	$4	$11	$4	$15

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Pre-tax	Tax (Provision) Benefit	Net of Tax	Pre-tax	Tax (Provision) Benefit	Net of Tax
Unrealized foreign currency translation gains (losses)	$(10)	$—	$(10)	$(53)	$—	$(53)
Unrealized gains (losses) on pension benefit obligations	5	(1)	4	26	(5)	21
Reclassification adjustment for (gains) losses on pension benefit obligations realized in Net income (loss) attributable to Time Inc.(a)	1	—	1	3	—	3
Other comprehensive income (loss)	$(4)	$(1)	$(5)	$(24)	$(5)	$(29)
__________________________

(a)	Included within Selling, general and administrative expenses on the accompanying Statements of Operations.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. A reporting unit is either the "operating segment level" or one level below, which is referred to as a "component." The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business or whether the operations are similar such that they should be aggregated for purposes of the impairment test. At June 30, 2017, management concluded that we had three reporting units: INVNT ("INVNT"), Sports Illustrated Play ("SI Play") and the remaining core Time Inc. operations ("Core Time Inc.") for purposes of the impairment test. As of September 30, 2017, after the sale of INVNT in July 2017, management concluded that we have two reporting units: SI Play and Core Time Inc.
We performed an impairment test for Goodwill relating to our INVNT and SI Play reporting units as of June 30, 2017. INVNT significantly underperformed expectations due to an unexpected deterioration of its customer base, resulting in significantly reduced revenues and operating cash flows. For SI Play, industry consolidation resulted in stronger competition than expected and slower revenue growth which resulted in a significant reduction in revenues and operating cash flows as compared to the high historical financial projections expected in the youth sports market. We determined that the estimated fair value of both reporting units was lower than their carrying amounts. As a result, we recorded a pre-tax non-cash impairment charge to impair the Goodwill associated with both reporting units totaling$50 million ($34 million related to SI Play and $16 million related to INVNT). Goodwill for SI Play was written down from its carrying value of $56 million to $22 million and Goodwill for INVNT was written down from its carrying value of $16 million to nil. There was no triggering event that would have required us to assess the Goodwill included in our Core Time Inc. reporting unit. There were no impairment charges recognized for the three and nine months ended September 30, 2016.
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

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summary sets forth the changes in the carrying amount of Goodwill during the nine months ended September 30, 2017 (in millions):

Balance, December 31, 2016(a)	$2,069
Acquisitions(b)	13
Impairments(c)	(50)
Foreign exchange movements	16
Balance, September 30, 2017(a)	$2,048
_______________________

(a)	The carrying amount of Goodwill presented was net of accumulated impairments of $16 billion as of both September 30, 2017 and December 31, 2016.

(b)	Relates to 2017 acquisitions. See Note 2, "Acquisitions and Dispositions."

(c)	Goodwill impairment of $50 million during the nine months ended September 30, 2017 related to INVNT and SI Play.
Intangible Assets
We recognized non-cash Asset impairment charges of $5 million for the nine months ended September 30, 2017 at INVNT. We wrote off the full value of a definite-lived tradename and a customer relationship intangible asset from their total carrying value of $5 million to nil. We determined the fair value of these intangible assets based on a market approach, which took into consideration the terms of the transaction finalized on July 27, 2017 to sell INVNT. The market approach has inputs that are classified as Level 3 under the fair value hierarchy. We recorded Asset impairments of $188 million and $189 million during the three and nine months ended September 30, 2016, respectively primarily related to an impairment of a domestic tradename intangible.
Intangible assets, net as of September 30, 2017 and December 31, 2016 consisted of the following (in millions):

		September 30, 2017
	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Tradenames	19	$1,086	$(368)	$718
Customer lists and other intangible assets(a)	6	671	(590)	81
		$1,757	$(958)	$799

		December 31, 2016
	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Tradenames	18	$1,084	$(324)	$760
Customer lists and other intangible assets(a)	6	659	(573)	86
		$1,743	$(897)	$846
_______________________

(a)
As of September 30, 2017, other intangible assets included capitalized software of $53 million, with accumulated amortization of $23 million. As of December 31, 2016 other intangible assets included capitalized software of $48 million, with accumulated amortization of $15 million. These other intangible assets are amortized over their useful lives of three to seven years.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Based on the Intangible assets, net balance as of September 30, 2017, the estimated amortization expense for each of the succeeding five years and thereafter is as follows (in millions):

Remainder of 2017	$19
2018	76
2019	73
2020	69
2021	66
2022	65
Thereafter	431
Total	$799
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
For the three and nine months ended September 30, 2017 and 2016, Basic and Diluted net income (loss) per common share were as follows (in millions, except per share amounts):

	Three Months Ended September 30,
	2017			2016
	Net income (loss)	Shares	Per share amount	Net income (loss)	Shares	Per share amount
Basic Net Income (Loss) per Common Share
Net income (loss) attributable to Time Inc.	$13.53			$(112.40)
Less net income associated with participating securities	—			—
Basic net income (loss) per common share	$13.53	99.86	$0.14	$(112.40)	99.64	$(1.13)

Diluted Net Income (Loss) per Common Share
Net income (loss) attributable to Time Inc.	$13.53			$(112.40)
Less net income associated with participating securities	—			—
Effect of dilutive securities	—	0.26		—	—
Diluted net income (loss) per common share	$13.53	100.12	$0.14	$(112.40)	99.64	$(1.13)

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2017			2016
	Net income (loss)	Shares	Per share amount	Net income (loss)	Shares	Per share amount
Basic Net Income (Loss) per Common Share
Net income (loss) attributable to Time Inc.	$(58.50)			$(104.39)
Less net income associated with participating securities	—			—
Basic net income (loss) per common share	$(58.50)	99.74	$(0.59)	$(104.39)	99.43	$(1.05)

Diluted Net Income (Loss) per Common Share
Net income (loss) attributable to Time Inc.	$(58.50)			$(104.39)
Less net income associated with participating securities	—			—
Effect of dilutive securities	—	—		—	—
Diluted net income (loss) per common share	$(58.50)	99.74	$(0.59)	$(104.39)	99.43	$(1.05)
In periods of income, the computation of Diluted net income (loss) per common share excludes certain equity awards because they are anti-dilutive. However, in periods of loss, all equity awards are excluded, as the inclusion of any equity awards would be anti-dilutive. Such equity awards are as set forth below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Anti-dilutive equity awards	8	9	9	8
10. EQUITY-BASED COMPENSATION
The Company adopted the 2016 Omnibus Incentive Compensation Plan (the “2016 Omnibus Plan”) in June 2016, which replaced and superseded its 2014 Omnibus Incentive Compensation Plan (the "2014 Omnibus Plan"). The Company grants stock options, RSUs and performance stock units ("PSUs") under its 2016 Omnibus Plan. Awards granted under the 2014 Omnibus Plan remain in effect pursuant to their terms.
On July 24, 2017, the Company awarded performance stock options ("Performance options") under the 2016 Omnibus Plan to each of its executive officers, with the exception of our President and CEO. The number of Performance options eligible to vest is determined based upon the Company’s achievement, by December 31, 2017, of four operational performance goals, weighted 25% each, based on milestones related to (1) cost re-engineering, (2) digital growth acceleration through content partnerships, (3) digital growth acceleration through direct sales, and (4) portfolio rationalization. To the extent a milestone has not been achieved by December 31, 2017 (which determination shall be made in the quarter ended March 31, 2018), 25% of the Performance options granted are forfeited. Thereafter, 50% of the Performance options that remain outstanding will vest on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date. The Performance options have an exercise price equal to the fair market value of our common stock on the grant date. The expense related to Performance options is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The grant-date fair value of each Performance option is determined on the date of grant using the Black-Scholes option-pricing model. Performance options expire on the third anniversary of the grant date.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the weighted-average assumptions used to value the Performance options at their grant date and the weighted-average grant date fair value per option:

Nine Months Ended September 30, 2017
Expected volatility	26.81%
Expected term to exercise from grant date (in years)	2.63
Risk-free rate	1.51%
Expected dividend yield	1.20%
Weighted-average grant date fair value per option	$2.42
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
Each PSU represents the unfunded, unsecured right to receive one share of our common stock on the vesting date but carries no voting or dividend rights. The number of PSUs eligible to vest is determined by evaluation of the two performance-based vesting conditions on or before the second anniversary of the grant. Vesting occurs on a graded-vesting schedule, with 50% of the units vesting on the date the compensation committee of the Company certifies the vesting conditions and the remaining 50% vesting one year later. The expense related to these PSUs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value and compensation expense of each PSU is determined based on the closing market price of Time Inc.’s common stock on the NYSE Composite Tape on the date of grant discounted to exclude the estimated dividend yield during the vesting period.
The following table summarizes equity awards granted and the weighted average grant date fair value for our equity awards for the nine months ended September 30, 2017 and 2016 (in millions, except per share amounts):

	Nine Months Ended September 30,
	2017	2016
Number Granted
RSUs	1	2
Stock options	—	3
Performance options	1	N/A
Outperformance plan performance stock units	—	1

Weighted Average Grant Date Fair Value
RSUs	$17.19	$12.84
Stock options	N/A	$14.42
Performance options	$14.20	N/A
Outperformance plan performance stock units	N/A	$8.09

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Approximately 1 million RSUs vested into common shares during the nine months ended September 30, 2017 and 2016. Approximately 2 million stock options vested during the nine months ended September 30, 2017. Approximately 1 million stock options vested during the nine months ended September 30, 2016.
Compensation expense recognized for our equity-based awards for the three and nine months ended September 30, 2017 and 2016 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
RSUs	$4	$4	$12	$16
Stock options	1	1	2	4
Other	2	—	4	—
Total expense included in Operating income (loss)	$7	$5	$18	$20
Income tax benefit recognized	$2	$1	$5	$5
11. BENEFIT PLANS
Defined Benefit Pension Plans
We participate in various funded and unfunded defined benefit plans, including international plans in the United Kingdom, Netherlands and Germany. Pension benefits under these plans are based on formulas that reflect the employees' years of service and compensation during their employment period. We contributed $3 million and $4 million to our international pension plans during the three months ended September 30, 2017 and 2016, respectively. We contributed $11 million and $12 million to our international pension plans during the nine months ended September 30, 2017 and 2016, respectively.
Components of net periodic benefit cost (income) for the three and nine months ended September 30, 2017 and 2016 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest cost	$5	$4	$14	$16
Expected return on plan assets	(12)	(10)	(34)	(34)
Amortization of net loss	2	1	5	3
Net periodic benefit cost (income)	$(5)	$(5)	$(15)	$(15)
We are party to a deed of guarantee with the trustees of a defined benefit pension plan for certain of our current and former U.K. employees (which is closed to new participants). Under the deed of guarantee, we would be obligated to fund the pension plan’s “buyout deficit” (i.e., the amount that would be needed to purchase annuities to discharge the benefits under the plan) under certain circumstances. Specifically, we would be required to deposit the buyout deficit into escrow or provide a surety bond or other suitable credit support if we were to experience a drop in our long-term unsecured senior debt credit ratings to Caa1 or below from Moody's and to CCC+ or below from Standard & Poor's, or if our debt in excess of $50 million were not to be paid when due or were to come due prior to its stated maturity as a result of a default. As of September 30, 2017, our long-term unsecured senior debt credit rating was B2 from Moody's and B from Standard & Poor's and we have not defaulted on any payments of our debt. Therefore we were not required to fund the pension plan's buyout deficit. If we had been required to fund the buyout deficit on September 30, 2017, the amount would have been approximately £287 million. The amount of the buyout deficit is determined by many factors, including but not limited to the fair value of plan assets, actuarial assumptions, interest rates and inflation rates.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. RESTRUCTURING AND SEVERANCE COSTS
Our Restructuring and severance costs relate primarily to employee termination costs and other exit costs. On August 8, 2017, the Company announced a strategic transformation program with the majority of initiatives expected to be implemented within the first 18 months after the program launch. We anticipate additional Restructuring and severance costs related to the strategic transformation program, but are currently unable to estimate the total amount expected to be incurred.
For the three months ended September 30, 2017, Restructuring and severance costs were a total of $26 million primarily due to previously announced cost savings initiatives, the strategic transformation program and other exit costs related to vacating certain real estate leases. For the nine months ended September 30, 2017, we incurred net Restructuring and severance costs of $73 million, primarily due to previously announced cost savings initiatives, the cost re-engineering program announced in June 2017 and the strategic transformation program.
Restructuring and severance costs for the three and nine months ended September 30, 2016 were $43 million and $54 million, respectively and related primarily to employee terminations.
Selected information relating to Restructuring and severance costs is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Remaining liability as of December 31, 2016	$70	$28	$98
Net accruals	68	5	73
Non-cash adjustments(a)	(2)	1	(1)
Cash paid	(69)	(21)	(90)
Remaining liability as of September 30, 2017	$67	$13	$80
_______________________

(a)	Non-cash adjustments relate primarily to the effect of foreign exchange rate changes.
The liability balance for employee terminations relates primarily to our cost re-engineering initiatives announced in June 2017 and the realignment program announced in July 2016 to unify and centralize the editorial, advertising sales and brand development organizations. As of September 30, 2017, the liability balance for other exit costs relates primarily to the remaining rental obligations at the Time and Life Building and another leased property and other relocation costs.
As of September 30, 2017, of the $80 million liability, $69 million was classified as current liabilities on the Balance Sheet, with the remaining $11 million classified as noncurrent liabilities. Amounts classified as noncurrent liabilities are expected to be paid through 2020 and relate primarily to severance costs. During the three and nine months ended September 30, 2017, we reversed $1 million and $4 million of Restructuring and severance costs, respectively, primarily due to modifications of certain employee termination agreements. During the three and nine months ended September 30, 2016, we reversed $1 million and $8 million of Restructuring and severance costs, respectively, due to both modifications of certain employee termination agreements and settlement of certain lease obligations.
13. COMMITMENTS AND CONTINGENCIES
Commitments
We have commitments under certain firm contractual arrangements ("firm commitments") to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Our commitments not recorded on the Balance Sheets consist primarily of operating lease arrangements, talent commitments and purchase obligations for goods and services. Our other commitments, which are recorded on our Balance Sheets, consist primarily of debt and pension obligations. Our commitments have not significantly varied from those disclosed within our 2016 Form 10-K.

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
On October 26, 2010, the Canadian Minister of National Revenue denied the claims by TIR for input tax credits in respect of goods and services tax that TIR had paid on magazines it imported into and had displayed at retail locations in Canada during the years 2006 to 2008, on the basis that TIR did not own those magazines and issued Notices of Reassessment in the amount of approximately C$52 million. On January 21, 2011, TIR filed an objection to the Notices of Reassessment with the Chief of Appeals of the Canada Revenue Agency ("CRA"), arguing that TIR claimed input tax credits only in respect of goods and services tax it actually paid and, regardless of whether its payment of the goods and services tax was appropriate or in error, it is entitled to a rebate for such payments. On September 13, 2013, TIR received Notices of Reassessment in the amount of C$26.9 million relating to the disallowance of input tax credits claimed by TIR for goods and services tax that TIR had paid on magazines it imported into and had displayed at retail locations in Canada during the years 2009 to 2010. On October 22, 2013, TIR filed an objection to the Notices of Reassessment received on September 13, 2013 with the Chief of Appeals of the CRA, asserting the same arguments

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

made in the objection TIR filed on January 21, 2011. Beginning in 2015, the collections department of the CRA requested payment of both assessments plus accrued interest or the posting of sufficient security. In each instance, TIR responded by stating that collection should remain stayed pending resolution of the issues raised by TIR’s objection. On February 8, 2016, the Company filed an application for a remission order with the International Trade Policy Division of Finance Canada to seek relief from the assessments and the CRA’s collection efforts. On February 12, 2016, TIR filed a complaint with the Office of the Taxpayers’ Ombudsman about the CRA’s failure for more than five years to rule on TIR’s objections to the reassessments. TIR requested that the Ombudsman Office recommend to the CRA that the reassessments be vacated or the CRA support TIR’s application for a remission order. On March 2, 2016, the CRA proposed that the Tax Court of Canada resolve the issue of whether TIR or the publishers are entitled to the input tax credits. On March 9, 2016, TIR agreed to the proposal. On May 6, 2016, TIR filed a Notice of Appeal with the Tax Court of Canada of the assessments issued by the CRA and on July 25, 2016, the CRA filed a Reply to TIR's Notice of Appeal. On March 31, 2017, the Company and the CRA jointly proposed a timetable for the completion of certain pre-trial steps related to this matter, which was approved by the Tax Court. In accordance with the timetable, on April 28, 2017, TIR filed an Amended Notice of Appeal of the assessments. On June 30, 2017, the CRA filed a Reply to TIR's Amended Notice of Appeal and the Company filed an answer to the CRA reply on July 10, 2017. The parties are currently engaged in discovery which is scheduled to be completed by December 15, 2017. Including interest accrued on both reassessments, the total reassessment by the CRA for the years 2006 to 2010 was C$91 million as of November 30, 2015.
On October 3, 2012, Susan Fox filed a class action complaint (the "Complaint") against Time Inc. in the United States District Court for the Eastern District of Michigan alleging violations of Michigan’s Video Rental Privacy Act (“VRPA”) as well as claims for breach of contract and unjust enrichment. The VRPA limits the ability of entities engaged in the business of selling, renting or lending retail books or other written materials from disclosing to third parties certain information about customers’ purchase, lease or rental of those materials. The Complaint alleges that Time Inc. violated the VRPA by renting to third parties lists of subscribers to various Time Inc. magazines. The Complaint sought injunctive relief and the greater of statutory damages of $5,000 per class member or actual damages. On December 3, 2012, Time Inc. moved to dismiss the Complaint on the grounds that it failed to state claims for relief and because the named plaintiff lacked standing because she suffered no injury from the alleged conduct. On August 6, 2013, the court granted, in part, and denied, in part, Time Inc.’s motion, dismissing the breach of contract claim but allowing the VRPA and unjust enrichment claims to proceed. On November 11, 2013, Rose Coulter-Owens replaced Susan Fox as the named plaintiff. On March 13, 2015, the plaintiff filed a motion seeking to certify a class consisting of all Michigan residents who between March 31, 2009 and November 15, 2013 purchased a subscription to Time, Fortune or Real Simple magazines through any website other than Time.com, Fortune.com and RealSimple.com. On July 27, 2015, the court granted plaintiff’s motion to certify the class, which we estimate to comprise approximately 40,000 consumers. On August 31, 2015, Time Inc. and the plaintiff moved for summary judgment and on October 1, 2015 both parties filed briefs in opposition to their adversaries’ motions. On February 16, 2016, the court granted Time Inc.'s motion for summary judgment and dismissed the case. On March 16, 2016, the plaintiff filed a notice with the Circuit Court appealing the District Court’s dismissal of plaintiff’s claims. On May 26, 2016, Time Inc. filed a motion to dismiss the appeal on the ground that plaintiff lacked standing to pursue her claims. On September 22, 2016, the Motions Part of the Circuit Court issued an order directing that Time Inc.'s motion to dismiss the appeal should be decided by the appellate panel that was assigned the plaintiff's appeal on the merits. On November 4, 2016, Plaintiff filed her appellate brief and on December 21, 2016, Time Inc. filed its opposition to Plaintiff's appeal and a cross-appeal to the District Court's order certifying the class. Plaintiff filed a reply and opposition to Time Inc.'s class certification appeal on February 6, 2017 and Time Inc. filed a sur-reply on February 20, 2017. Oral argument on the appeal was heard on April 26, 2017. On June 26, 2017, the Circuit Court affirmed the District Court's decision granting Time Inc. summary judgment. On February 19, 2016, the same law firm representing Coulter-Owens filed another class action, entitled Perlin v. Time Inc., in the United States District Court for the Eastern District of Michigan alleging violations of the VRPA as well as a claim for unjust enrichment. This lawsuit was filed on behalf of Michigan residents who purchased subscriptions directly from Time Inc. On May 6, 2016 and May 31, 2016, Time Inc. moved to dismiss the Complaint. Perlin filed an opposition brief on June 27, 2016 and Time Inc. filed its reply brief on July 11, 2016. On February 15, 2017, the Court denied Time Inc.'s motion to dismiss and on March 1, 2017, Time Inc. answered the Complaint. Discovery is currently ongoing and is currently scheduled to be completed in February 2018.
We intend to vigorously defend against or prosecute the matters described above.

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In July 2017, the Company received a subpoena from the Enforcement Division of the staff of the Securities and Exchange Commission ("SEC") requiring us to provide documents relating to certain goodwill and asset impairments and for certain restructuring and severance costs. The Company is cooperating with the SEC in the investigation. Management cannot at this time predict the eventual scope or outcome of this matter.
We establish an accrued liability for specific matters, such as a legal claim, when we determine both that a loss is probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. In view of the inherent difficulty of predicting the outcome of litigation, claims and other matters, we often cannot predict what the eventual outcome of a pending matter will be, or what the timing or results of the ultimate resolution of a matter will be. Accordingly, for the matters described above, we are unable to predict the outcome or reasonably estimate a range of possible loss.
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
14. ADDITIONAL FINANCIAL INFORMATION
Additional financial information with respect to certain balances included in the Financial Statements herein is as follows (in millions):

	September 30, 2017	December 31, 2016
Inventories, net of reserves:
Raw materials - paper	$27	$30
Finished goods	2	1
Total inventories, net of reserves	$29	$31

	September 30, 2017	December 31, 2016
Prepaid expenses and other current assets:
Prepaid production costs	$24	$20
Prepaid commissions	17	18
Postage deposit	15	12
Prepaid income taxes	7	6
Due from Time Warner	—	3
Other prepaid expenses and other current assets	62	51
Total prepaid expenses and other current assets	$125	$110

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2017	December 31, 2016
Other assets:
Deferred tax assets	$19	$19
Notes receivable(a)	11	10
Equity-method investments	7	9
Other tax asset	6	6
Cost-method investments	4	6
Display racks	4	4
Other noncurrent assets	14	12
Total other assets	$65	$66

	September 30, 2017	December 31, 2016
Accounts payable and accrued liabilities:
Accounts payable	$201	$232
Accrued compensation	106	126
Restructuring and severance	69	89
Rebates and allowances	47	43
Distribution expenses payable	25	28
Liability to Time Warner	25	24
Accrued other taxes	19	18
Accrued interest	15	7
Deferred gain(b)	9	8
Barter liabilities	5	4
Contingent consideration	1	1
Other current liabilities	13	18
Total accounts payable and accrued liabilities	$535	$598

	September 30, 2017	December 31, 2016
Other noncurrent liabilities:
Deferred rent	$137	$112
Deferred gain(b)	64	64
Noncurrent tax reserves and interest	48	38
Noncurrent deferred compensation	26	28
Noncurrent pension and postretirement liabilities(c)	15	44
Restructuring and severance	11	9
Put option liability	10	10
Liability to Time Warner	1	1
Contingent consideration	—	1
Other noncurrent liabilities	21	21
Total other noncurrent liabilities	$333	$328

TIME INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Other (income) expense, net:
Investment (gains) losses, net	$2	$1	$4	$1
(Income) loss on equity-method investments	1	1	3	12
(Gain) loss on extinguishment of debt	—	—	—	(4)
Other (income) expense	3	—	3	—
Total other (income) expense, net	$6	$2	$10	$9

	Nine Months Ended September 30,
	2017	2016
Cash Flows:
Cash payments made for income taxes	$8	$2
Income tax refund received	(4)	(58)
Cash tax (receipts) payments, net	$4	$(56)

Cash payments made for interest	$40	$41
Interest income received	(2)	(1)
Cash interest (receipts) payments, net	$38	$40
__________________________

(a)
Notes receivable relates primarily to a loan we provided of £10 million to a printing vendor for our U.K. operations to assist in financing its purchase of the printing facilities of our former printing vendor in June 2016. The loan was provided in order to maintain continuity in printing operations for our U.K. business. The interest rate on the loan is 8% per annum and has a term of five years with principal repayments of £0.3 million per quarter and £5 million at the end of the five year term. As of September 30, 2017, for the UK Notes receivable, $1 million is in Prepaid expenses and other current assets and $10 million is in Other assets.

(b)	The Deferred gain related to the sale-leaseback of the Blue Fin Building that was completed in the fourth quarter of 2015 and will be recognized ratably over the lease term through 2025.

(c)	See Note 11, "Benefit Plans," for more information on Noncurrent pension and postretirement liabilities.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
Time Inc., together with its subsidiaries (collectively, the "Company," "we," "us" or "our"), is a leading multi-platform consumer media company that engages over 230 million consumers globally every month. The Company's influential brands include PEOPLE, TIME, FORTUNE, SPORTS ILLUSTRATED, INSTYLE, REAL SIMPLE, SOUTHERN LIVING and TRAVEL + LEISURE, as well as approximately 60 diverse international brands. Time Inc. offers marketers a differentiated proposition in the marketplace by combining its powerful brands, trusted content, audience scale, direct relationships with consumers and unique first-party data. The Company is home to growing media platforms and extensions, including digital video, over the top content ("OTT"), television, licensing, international markets, paid products and services and celebrated live events, such as the TIME 100, FORTUNE Most Powerful Women, PEOPLE’s Sexiest Man Alive, SPORTS ILLUSTRATED’s Sportsperson of the Year, the ESSENCE Festival and the FOOD & WINE Classic in Aspen.
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
Consolidated Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. Our discussion is presented on a consolidated basis. We report as one reportable segment. In addition, a brief description is provided of significant transactions and events that impacted the comparability of the results being analyzed.
Liquidity and Capital Resources. This section provides a discussion of our financial condition as of September 30, 2017, as well as an analysis of our cash flows for the nine months ended September 30, 2017 and 2016. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our contractual obligations that existed as of September 30, 2017 and December 31, 2016.
Caution Concerning Forward-Looking Statements. This section provides a description of the use of forward-looking information appearing in this report, including MD&A and the accompanying Financial Statements.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW
Business Description
We generate revenues through multiple sources, primarily from the sale of advertising across several consumer media platforms, including print, digital and video, from magazine subscriptions and newsstand sales, and from paid products and brand extensions including television, brand licensing and events. We operate as one reportable segment and the majority of our revenues are generated in the United States.
The advertising market, circulation trends, digital audience and traffic and the price of paper are key variables whose fluctuations can have a material effect on our operating results and cash flows. We have to anticipate the level of revenues from advertising and circulation, digital advertising inventory, and postal and paper prices in managing our businesses to maximize operating profit during expanding and contracting economic cycles.
We expect continued declines in our Print and other advertising and Circulation revenues due to challenging conditions in the magazine publishing industry and due to the shift in consumer preference from print media to digital media. In addition, growing consumer engagement with digital media on mobile devices and social platforms has started a secular shift in media consumption to content on desktop and mobile devices and has introduced significant new competition. The proliferation of new platforms available to advertisers, combined with continuing strong competition from print platforms, has affected both the amount of advertising we are able to sell as well as the rates advertisers are willing to pay. Our ability to compete successfully for advertising spending also depends on our ability to drive scale, engage digital audiences and prove the value of our advertising and the effectiveness of our print and digital platforms, including the value of advertising adjacent to high quality content, and on our ability to use our brands to continue to offer advertisers unique, multi-platform advertising programs and franchises. While the use of digital devices and applications as content distribution platforms has lowered the barriers to entry for competitors, it has also opened opportunities for us to grow in the digital space.
Additionally, as a result of the June 23, 2016 referendum by British voters to exit the European Union (“Brexit”), global markets and foreign currencies have been adversely impacted. In particular, the value of the British pound has sharply declined as compared to the U.S. dollar and other currencies. This volatility in foreign currencies is expected to continue as the United Kingdom (“U.K.”) negotiates and executes its exit from the European Union, which was initiated on March 29, 2017. A significantly weaker British pound compared to the U.S. dollar could have an adverse effect on the Company’s business, financial condition and results of operations.
Business Strategy
For several years, Time Inc. has been making the transition from print publisher to a multi-platform consumer media company. We are taking actions to simplify our portfolio, improve profitability and focus on our priority brands and opportunities – those with the greatest potential across our key growth areas.
Our strategy is aimed at leveraging our brands and consumer relationships, scaled audiences, and robust data and insights to offer consumers world class content, experiences and paid products and services to drive monetization of our advertising, subscription and other revenues.
The key components of our strategy include:

•	Continuing to grow our digital audiences and digital advertising revenues through growth in native and branded content, targeting and programmatic, and video solutions;

•	Innovating how we produce, market and distribute our print products, and re-engineer our operations in order to sustain this important source of cash flows;

•
Expanding our distribution and diversifying our sources of revenue by extending our brands and content across a number of platforms and media including television, OTT, events, licensing, international and strategic partnerships;

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Enriching and utilizing the power of our proprietary first-party data for direct to consumer marketing, targeted advertising, product development and editorial;

•	Launching new primarily digitally-transacted paid products and services, leveraging our significant consumer relationships and marketing engine;

•	Pursuing selective rationalization of our brand portfolio, the potential sale of non-core assets and joint venture opportunities;

•
Executing on our strategic transformation program with the majority of initiatives expected to be implemented in the first 18 months after the program launch, targeting estimated annual cost savings of more than $400 million and margin expansion; and

•	Utilizing a portion of the savings to reinvest in our key growth areas.
Key Developments in 2017
Strategic Transformation Program
On August 8, 2017, the Company announced a strategic transformation program that targets more than $400 million of estimated annual cost savings, with the majority of initiatives expected to be implemented within the first 18 months after the program launch. We expect to begin to capture benefits of this program in 2018 as the program progresses, and subsequent significant run-rate benefits beginning in 2019.
Acquisitions and Dispositions
During the nine months ended September 30, 2017, we completed acquisitions for total cash consideration, net of cash acquired, of $22 million. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired has been recorded as Goodwill, which represents future economic benefits expected to arise from other intangibles acquired that do not qualify for separate recognition. The Goodwill recorded of $13 million will be deductible for tax purposes.
As part of our strategy to rationalize our portfolio, on July 27, 2017, we sold INVNT, a live events and creative services subsidiary, for cash and future royalties net of contributed cash. Upon disposal, assets of $5 million related primarily to Prepaid and other current assets, and liabilities of $4 million related primarily to Deferred revenue, were derecognized from our Balance Sheet. We recognized a pre-tax gain of approximately $1 million within (Gain) loss on operating assets, net for the three and nine months ended September 30, 2017.
Additional assets identified for potential divestiture at this time are: Time Inc. UK, our U.K. multi-platform publisher with approximately 60 brands; Time Customer Service, the Company’s Florida-based subscription management and fulfillment services center, for which the transaction may also include entering into outsourcing arrangements following any sale; a majority stake in Essence; and the Sunset and Golf brands. The Company has not entered into any definitive agreements for the assets referred to above at this time. The various sale processes for these assets are at different stages.
October 2017 Debt Refinancing
On October 11, 2017, we completed the private offering of $300 million aggregate principal amount of 7.50% senior unsecured notes due in 2025 (the "7.50% Senior Notes") and entered into Amendment No. 1 (the “Amendment”) to our credit agreement dated April 24, 2014, governing the senior secured credit facilities (the "Senior Credit Facilities").
Among other things, the Amendment (i) extended the maturity of the revolving credit facility ("Revolving Credit Facility") from June 2019 to October 2022 and of the term loan from April 2021 to October 2024, or, in each case, if more than $100 million of the Company’s 5.75% senior notes due 2022 (the "5.75% Senior Notes") are outstanding on January 14, 2022 (the “Springing Maturity Date”), to the Springing Maturity Date, (ii) reduced the revolving credit

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

commitments under the Revolving Credit Facility from $500 million to $300 million (of which $185 million will be available for the issuance of letters of credit) and (iii) amended certain other provisions thereof.
The Company used the net proceeds from the offering of 7.50% Senior Notes (the "7.50 Senior Notes"), together with cash on hand, to (i) repay $200 million of the outstanding borrowings under the term loan (the "Term Loan"), (ii) repurchase $100 million aggregate principal amount of the 5.75% Senior Notes in privately negotiated repurchases, and (iii) pay fees and expenses of the transactions described above.
Recent Accounting Guidance
See Note 1, "Description of Business and Basis of Presentation," to the accompanying Financial Statements for a discussion of recent accounting guidance.
Transactions and Other Items Affecting Comparability
As more fully described herein and in the related notes to the accompanying Financial Statements, the comparability of our results has been affected by the following during the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restructuring and severance costs	$26	$43	$73	$54
Asset impairments	—	188	5	189
Goodwill impairment	—	—	50	—
(Gain) loss on operating assets, net	(4)	(2)	(8)	(18)
Other costs	8	2	18	23
Impact on Operating income (loss)	30	231	138	248
Bargain purchase (gain)	—	—	—	(3)
(Gain) loss on extinguishment of debt	—	—	—	(4)
Cost-method investment impairment	4	—	4	—
Income tax impact of above items	(10)	(86)	(51)	(93)
Impact on Net income (loss) attributable to Time Inc. from items affecting comparability	$24	$145	$91	$148
Restructuring and Severance Costs
For the three months ended September 30, 2017, Restructuring and severance costs were $26 million primarily due to previously announced cost savings initiatives, the strategic transformation program and other exit costs related to vacating certain real estate leases. For the nine months ended September 30, 2017, we incurred net Restructuring and severance costs of $73 million, primarily due to previously announced cost savings initiatives, the cost re-engineering program announced in June 2017 and the strategic transformation program. For the three and nine months ended September 30, 2016, we incurred net Restructuring and severance costs of $43 million and $54 million, respectively, related primarily to employee termination costs in conjunction with the realignment program to unify and centralize the editorial, advertising sales and brand development organizations.
Asset Impairments
For the nine months ended September 30, 2017, we recognized non-cash Asset impairment charges of $5 million related to INVNT. See Note 8, "Goodwill and Intangible Assets" to the accompanying Financial Statements for detail of our approach and assumptions used in determining fair value. There were no Asset impairments for the three months

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ended September 30, 2017. For the three and nine months ended September 30, 2016, we recognized Asset impairments of $188 million and $189 million, respectively, related primarily to an impairment of a domestic tradename intangible.
Goodwill Impairment
For the nine months ended September 30, 2017, we recognized non-cash Goodwill impairment charges of $50 million related to an interim Goodwill impairment test performed as of June 30, 2017 for our INVNT and SI Play reporting units as current operating projections reflected a significant reduction in revenues and operating cash flows for these reporting units. See Note 8, "Goodwill and Intangible Assets" to the accompanying Financial Statements for detail of our approach and assumptions used in determining fair value. There was no Goodwill impairment charge during the three months ended September 30, 2017 and the three and nine months ended September 30, 2016.
(Gain) Loss on Operating Assets, Net
For the three and nine months ended September 30, 2017, we recognized a pre-tax Gain on operating assets, net of $4 million and $8 million, respectively, related primarily to the recognition of the deferred gain from the sale-leaseback of the Blue Fin Building that was completed in the fourth quarter of 2015 and the sale of INVNT. For the three and nine months ended September 30, 2016, we recognized a pre-tax Gain on operating assets, net of $2 million and $18 million, respectively. The Gain on operating assets, net for the nine months ended September 30, 2016 includes the $11 million pre-tax gain recognized related to the sale of This Old House Ventures, LLC and This Old House Productions, LLC (together, “TOH”) and the recognition of the deferred gain from the sale-leaseback of the Blue Fin Building.
Other Costs
For the three and nine months ended September 30, 2017, Other costs related to mergers, acquisitions, investments and dispositions, and integration and transformation costs, included within Selling, general and administrative expenses on the accompanying Statements of Operations, were $8 million and $18 million, respectively. For the three and nine months ended September 30, 2016, Other costs were $2 million and $23 million, respectively. These charges related to costs in connection with mergers, acquisitions, investments and dispositions for the three months ended September 30, 2016 relating in part to payments made to certain vendors of the Viant business in order to continue receiving services from such vendors, as well as a settlement loss for the nine months ended September 30, 2016.
Bargain Purchase (Gain)
A Bargain purchase (gain) of $3 million was recognized in the nine months ended September 30, 2016. See Note 2, "Acquisitions and Dispositions" for more details on the Viant acquisition.
(Gain) Loss on Extinguishment of Debt
For the three and nine months ended September 30, 2016, we repurchased $5 million and $50 million, respectively, in aggregate principal value of our 5.75% Senior Notes at a discount with accrued interest for a total of $5 million and $46 million, respectively. During the three months ended September 30, 2016, the pre-tax gain on extinguishment was not significant. During the nine months ended September 30, 2016, we recognized a pre-tax gain on extinguishment of $4 million. Gains and losses on extinguishment of debt are included in Other (income) expense, net on the accompanying Statements of Operations.
Cost-Method Investment Impairment
During the three and nine months ended September 30, 2017, we recorded an other-than-temporary impairment of $4 million due to the decline in the value of a cost-method investment based on an assessment of its near-term profit prospects. No other-than-temporary losses were incurred in the three and nine months ended September 30, 2016. Other-than-temporary impairment losses are included in Other (income) expense, net in the accompanying Statements of Operations.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Items Affecting Comparability
In addition to the items described above, the following item affected comparability of results for the three and nine months ended September 30, 2017 and 2016:

•
Equity-Method Losses: We had suspended recognizing equity losses for certain equity-method investments as our investee losses were in excess of the investments' carrying amounts. During the nine months ended September 30. 2017, we provided additional financial support to an equity-method investee and recognized $1 million in equity losses related to this funding. During the three and nine months ended September 30, 2016, we provided additional financial support to certain equity-method investments and recognized $1 million and $12 million, respectively, in equity losses related to these transactions.

CONSOLIDATED RESULTS OF OPERATIONS
The following discussion provides an analysis of our results of operations and should be read in conjunction with the accompanying Statements of Operations.
Geographic Concentration of Revenues
A majority of our Revenues have been generated in the United States and, to a lesser extent, in the U.K. For both the three and nine months ended September 30, 2017, 88% of our Revenues were generated in the United States. For the three and nine months ended September 30, 2017, 9% and 10% of our Revenues were generated in the U.K., respectively. For both the three and nine months ended September 30, 2016, 87% of our Revenues were generated in the United States and 10% of our Revenues were generated in the U.K. We expect the majority of our Revenues will continue to be generated in the United States for the foreseeable future.
Seasonality
Our quarterly performance typically reflects moderate seasonal fluctuations. Advertising revenues from our magazines and digital platforms are typically higher in the fourth quarter of the year due to higher consumer spending activity and corresponding higher advertiser demand to reach our audiences during this period.
Results of Operations – three months ended September 30, 2017 versus the three months ended September 30, 2016
The table below provides a summary of our results of operations for three months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,
	2017	2016	% Change
Revenues	$679	$750	(9%)
Operating expenses	628	917	(32%)
Operating income (loss)	51	(167)	NM
Interest expense, net	16	16	—%
Other (income) expense, net	6	2	NM
Income tax provision (benefit)	16	(73)	NM
Net income (loss)	$13	$(112)	NM
_______________________
NM - Not Meaningful

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues
The following table presents our Revenues, by type, for the three months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,
	2017	2016	% Change
Revenues
Advertising
Print and other advertising	$237	$288	(18%)
Digital advertising	132	129	2%
Total advertising revenues	369	417	(12%)
Circulation	197	223	(12%)
Other	113	110	3%
Total revenues	$679	$750	(9%)
The following table presents our Revenues, by type, as a percentage of total revenues for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
Revenues
Advertising	54%	56%
Circulation	29%	30%
Other	17%	14%
Total revenues	100%	100%
Advertising Revenues
For the three months ended September 30, 2017, Advertising revenues decreased 12% as compared to the three months ended September 30, 2016 primarily due to a decrease in Print and other advertising revenues, driven by lower average price per page and fewer advertising pages sold as a result of the continuing secular trend of advertisers shifting spending from print to digital media. Digital advertising revenues increased 2% primarily due to an increase in programmatic sales, including the favorable impact of an acquisition, native and branded content advertising and video. This increase was partially offset by significantly reduced revenue from one large customer and by lower display advertising. The U.S. dollar relative to the British pound did not have a significant impact on Advertising revenues for the three months ended September 30, 2017.
Circulation Revenues
The components of Circulation revenues for the three months ended September 30, 2017 and 2016 are as follows (in millions):

	Three Months Ended September 30,
	2017	2016	% Change
Circulation
Subscription	$135	$148	(9%)
Newsstand	55	68	(19%)
Other circulation	7	7	—%
Total circulation revenues	$197	$223	(12%)

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended September 30, 2017, Circulation revenues decreased 12% as compared to the three months ended September 30, 2016 as a result of the continued shift in consumer preferences from print to digital media. The U.S. dollar relative to the British pound did not have a significant impact on Circulation revenues for the three months ended September 30, 2017. We expect the adverse market conditions associated with our Circulation revenues to continue.
Other Revenues
Other revenues, which include branded book publishing, marketing and support services provided to third parties, events and licensing, increased 3% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 due to an increase in television, content licensing and syndication and growth in event revenues, partially offset by lower revenues due to the sale of INVNT (our event production subsidiary sold in July 2017). The U.S. dollar relative to the British pound did not have a significant impact on Other revenues for the three months ended September 30, 2017.
Sources of Revenues
The following table presents our sources of revenues for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	% Change
Sources of Revenues
Magazines	$433	$506	(14)%
Digital	165	160	3%
Brand Extensions & Other	81	84	(4)%
Total revenues	$679	$750	(9)%
Magazines decreased $73 million, or 14%, as compared to the three months ended September 30, 2016 to $433 million, reflecting the continued secular shift in consumer preferences and advertiser spend from print to digital media. Magazines represented 64% of our total revenues for the three months ended September 30, 2017, as compared to 68% for the three months ended September 30, 2016. Magazines consists of revenues generated from the sale of printed magazines, bundled print and digital offers and magazine distribution, fulfillment and marketing services provided to third-party publishers.
Digital increased $5 million, or 3%, as compared to the three months ended September 30, 2016 to $165 million, primarily due to an increase in content licensing and syndication and Digital advertising, partially offset by a decline in revenues from our local media agency. Revenues from Digital sources represented 24% of our total revenues for the three months ended September 30, 2017, as compared to 21% for the three months ended September 30, 2016. Digital consists of revenues generated on digital platforms, such as Digital advertising (including programmatic, native and branded content and video), content licensing and syndication, digital-only subscriptions and digitally-transacted paid products and services.
Brand Extensions & Other decreased $3 million, or 4%, as compared to the three months ended September 30, 2016 to $81 million, primarily due to lower revenues related to the sale of INVNT and declines related to the timing of our event sponsorship revenues, partially offset by an increase in television licensing and other licensed product revenues. Brand Extensions & Other represented 12% of our total revenues for the three months ended September 30, 2017, as compared to 11% for the three months ended September 30, 2016. Brand Extensions & Other represents revenues generated by leveraging our brands and other intellectual property. Brand Extensions & Other consists of branded book publishing, including bookazines, events, brand licensing, and television licensing, as well as revenues from custom publishing, INVNT and other revenues.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
The components of Operating expenses for the three months ended September 30, 2017 and 2016 are as follows (in millions):

	Three Months Ended September 30,
	2017	2016	% Change
Operating expenses
Costs of revenues
Production costs	$141	$154	(8%)
Editorial costs	78	101	(23%)
Other	60	71	(15%)
Total costs of revenues(a)	279	326	(14%)
Selling, general and administrative expenses(a)	293	326	(10%)
Amortization of intangible assets	20	22	(9%)
Depreciation	14	14	—%
Restructuring and severance costs	26	43	(40%)
Asset impairments	—	188	(100%)
(Gain) loss on operating assets, net	(4)	(2)	100%
Operating expenses	$628	$917	(32%)
_______________________

(a)	Costs of revenues and Selling, general and administrative expenses set forth above exclude depreciation.
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
For the three months ended September 30, 2017, Costs of revenues decreased 14% as compared to the three months ended September 30, 2016. Production costs decreased 8% primarily due to lower printing, production and distribution costs driven by lower paper volume and prices. Editorial costs decreased 23% primarily as a result of previously announced cost savings initiatives. Other costs of revenues decreased primarily due to the timing of an event, which resulted in certain costs being recognized during the three months ended June 30, 2017. The U.S. dollar relative to the British pound did not have a significant impact on Costs of revenues for the three months ended September 30, 2017.
Selling, General and Administrative Expenses
For the three months ended September 30, 2017, Selling, general and administrative expenses ("SG&A") decreased 10% as compared to the three months ended September 30, 2016. SG&A decreased primarily due to savings from previously announced cost savings initiatives and lower circulation promotional expenses. Included in SG&A for the three months ended September 30, 2017 and 2016 were $8 million and $2 million, respectively, of other costs related

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to mergers, acquisitions, investments and dispositions, and integration and transformation costs. The U.S. dollar relative to the British pound did not have a significant impact on SG&A for the three months ended September 30, 2017.
Restructuring and Severance Costs
For the three months ended September 30, 2017 and 2016, we incurred Restructuring and severance costs of $26 million and $43 million, respectively. The decrease was primarily due to the costs of the realignment program to unify and centralize the editorial, advertising sales and brand development organizations that was announced in 2016 being greater than the costs incurred to implement previously announced cost savings initiatives and the strategic transformation program announced in August 2017. We anticipate additional Restructuring and severance costs related to the strategic transformation program, but are currently unable to estimate the total amount expected to be incurred.
Asset Impairments
There were no Asset impairments for the three months ended September 30, 2017. For the three months ended September 30, 2016, we recognized Asset impairments of $188 million related primarily to an impairment of a domestic tradename intangible.
(Gain) Loss on Operating Assets, Net
For the three months ended September 30, 2017 and 2016, gains on operating assets, net were $4 million and $2 million, respectively. The increase was related primarily to the sale of INVNT. The Gain on operating assets, net includes the recognition of the deferred gain from the sale-leaseback of the Blue Fin Building that was completed in the fourth quarter of 2015.
Operating Income (Loss)
Operating income (loss) was income of $51 million for the three months ended September 30, 2017 and loss of $167 million for the three months ended September 30, 2016. We recognized Asset impairments related primarily to a domestic tradename intangible during the three months ended September 30, 2016.
Other (Income) Expense, Net
Other (income) expense, net was an expense of $6 million and $2 million for the three months ended September 30, 2017 and 2016, respectively. The increase was primarily due to an other-than-temporary impairment of a cost-method investment during the three months ended September 30, 2017. See Note 3, "Investments."
Income Tax Provision (Benefit)
For the three months ended September 30, 2017, our income tax provision was $16 million. For the three months ended September 30, 2016, our income tax benefit was $73 million. Our effective income tax rate was 54% and 39% for the three months ended September 30, 2017 and 2016, respectively. The change in the effective income tax rate for the three months ended September 30, 2017 was primarily due to certain foreign losses incurred with no corresponding tax benefit, adjustments to our reserves for uncertain tax positions and the effect of foreign operations.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – nine months ended September 30, 2017 versus the nine months ended September 30, 2016
The table below provides a summary of our results of operations for the nine months ended September 30, 2017 and 2016 (in millions):

	Nine Months Ended September 30,
	2017	2016	% Change
Revenues	$2,009	$2,209	(9%)
Operating expenses	2,022	2,329	(13%)
Operating income (loss)	(13)	(120)	89%
Bargain purchase (gain)	—	(3)	(100%)
Interest expense, net	50	51	(2%)
Other (income) expense, net	10	9	11%
Income tax provision (benefit)	(14)	(73)	(81%)
Net income (loss)	$(59)	$(104)	43%
_______________________
NM - Not Meaningful
Revenues
The following table presents our Revenues, by type, for the nine months ended September 30, 2017 and 2016 (in millions):

	Nine Months Ended September 30,
	2017	2016	% Change
Revenues
Advertising
Print and other advertising	$698	$857	(19%)
Digital advertising	376	346	9%
Total advertising revenues	1,074	1,203	(11%)
Circulation	609	697	(13%)
Other	326	309	6%
Total revenues	$2,009	$2,209	(9%)
The following table presents our Revenues, by type, as a percentage of total revenues for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Revenues
Advertising	53%	54%
Circulation	30%	32%
Other	17%	14%
Total revenues	100%	100%

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advertising Revenues
For the nine months ended September 30, 2017, Advertising revenues decreased 11% as compared to the nine months ended September 30, 2016, primarily due to a decrease in Print and other advertising revenues, driven by fewer advertising pages sold and lower average price per page as a result of the continuing secular trend of advertisers shifting spending from print to digital media. Partially offsetting the decline in our Print and other advertising revenues was a 9% increase in our Digital advertising revenues, primarily due to programmatic sales, native and branded content advertising, video and the favorable impact of acquisitions. The stronger U.S. dollar relative to the British pound adversely impacted Advertising revenues for the nine months ended September 30, 2017 by $7 million.
Circulation Revenues
The components of Circulation revenues for the nine months ended September 30, 2017 and 2016 are as follows (in millions):

	Nine Months Ended September 30,
	2017	2016	% Change
Circulation
Subscription	$416	$463	(10%)
Newsstand	169	210	(20%)
Other circulation	24	24	—%
Total circulation revenues	$609	$697	(13%)
For the nine months ended September 30, 2017, Circulation revenues decreased 13% as compared to the nine months ended September 30, 2016, as a result of the continued shift in consumer preferences from print to digital media and fewer issues served to customers, primarily due to a change in frequency in 2017. The stronger U.S. dollar relative to the British pound adversely impacted Circulation revenues for the nine months ended September 30, 2017 by $11 million. We expect the adverse market conditions associated with our Circulation revenues to continue.
Other Revenues
For the nine months ended September 30, 2017, Other revenues increased 6% as compared to the nine months ended September 30, 2016, due to an increase in content licensing and syndication, television licensing revenues and branded book publishing, related primarily to bookazines. These increases were partially offset by lower revenues related to the sale of INVNT. The stronger U.S. dollar relative to the British pound adversely impacted Other revenues for the nine months ended September 30, 2017 by $3 million.
Sources of Revenues
The following table presents our sources of revenues for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	% Change
Sources of Revenues
Magazines	$1,300	$1,560	(17)%
Digital	480	429	12%
Brand Extensions & Other	229	220	4%
Total revenues	$2,009	$2,209	(9)%
Magazines decreased by $260 million, or 17%, as compared to the nine months ended September 30, 2016 to $1.3 billion, reflecting the continued secular shift in consumer preferences and advertiser from print to digital media. Magazines represented 65% or our total revenues for the nine months ended September 30, 2017 as compared to 71%

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for the nine months ended September 30, 2016. Magazines consists of revenues generated from the sale of printed magazines, bundled print and digital offers and magazine distribution, fulfillment and marketing services provided to third-party publishers.
Digital increased $51 million, or 12%, as compared to the nine months ended September 30, 2016 to $480 million, primarily due to an increase in programmatic sales, native and branded content advertising, video and content syndication. Revenues from Digital sources represented 24% of our total revenues for the nine months ended September 30, 2017 as compared to 19% for the nine months ended September 30, 2016. Digital consists of revenues generated on digital platforms, such as Digital advertising (including programmatic, native and branded content and video), content licensing and syndication, digital-only subscriptions and digitally-transacted paid products and services.
Brand Extensions & Other increased $9 million, or 4%, as compared to the nine months ended September 30, 2016 to $229 million, primarily due to branded book publishing, including bookazines, licensed products and television licensing, partially offset by a decrease in revenues due to the sale of INVNT. Brand Extensions & Other sources represented 11% of our total revenues for the nine months ended September 30, 2017 as compared to 10% for the nine months ended September 30, 2016. Brand Extensions & Other represents revenues generated by leveraging our brands and other intellectual property. Brand Extensions & Other consists of branded book publishing, including bookazines, events, brand licensing, and television licensing, as well as revenues from custom publishing, INVNT and other revenues.
Operating Expenses
The components of Operating expenses for the nine months ended September 30, 2017 and 2016 are as follows (in millions):

	Nine Months Ended September 30,
	2017	2016	% Change
Operating expenses
Costs of revenues
Production costs	$422	$478	(12%)
Editorial costs	243	289	(16%)
Other	198	185	7%
Total costs of revenues(a)	863	952	(9%)
Selling, general and administrative expenses(a)	938	1,048	(10%)
Amortization of intangible assets	59	63	(6%)
Depreciation	42	41	2%
Restructuring and severance costs	73	54	35%
Asset impairments	5	189	(97%)
Goodwill impairment	50	—	NM
(Gain) loss on operating assets, net	(8)	(18)	(56%)
Operating expenses	$2,022	$2,329	(13%)
_______________________
NM - Not Meaningful

(a)	Costs of revenues and Selling, general and administrative expenses set forth above exclude depreciation.
Costs of Revenues
For the nine months ended September 30, 2017, Costs of revenues decreased 9% as compared to the nine months ended September 30, 2016, primarily due to a decrease in Production costs and Editorial costs, partially offset by an increase in Other costs of revenues. Production costs decreased primarily due to lower printing, production and distribution costs driven by lower paper volume and prices. Editorial costs decreased primarily as a result of previously announced cost savings initiatives. The decrease in Production costs and Editorial costs was partially offset by an increase in Other costs of revenues primarily due to higher costs of digital operations, including higher digital media

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

acquisition costs related to higher volume and pricing and the expansion of our live events. The stronger U.S. dollar relative to the British pound favorably impacted Costs of revenues for the nine months ended September 30, 2017 by $9 million.
Selling, General and Administrative Expenses
For the nine months ended September 30, 2017, SG&A decreased 10% as compared to the nine months ended September 30, 2016, primarily due to savings from previously announced cost savings initiatives and lower circulation promotional expenses. Included in SG&A for the nine months ended September 30, 2017 and 2016 were $18 million and $23 million, respectively, of other costs related to mergers, acquisitions, investments and dispositions, and integration and transformation costs. The stronger U.S. dollar relative to the British pound favorably impacted SG&A for the nine months ended September 30, 2017 by $10 million.
Restructuring and Severance Costs
For the nine months ended September 30, 2017 and 2016, we incurred Restructuring and severance costs of $73 million and $54 million, respectively. The increase was primarily due to the costs of previously announced cost savings initiatives, the cost re-engineering program announced in June 2017 and the strategic transformation program being greater than the costs incurred to implement the realignment program to unify and centralize the editorial, advertising sales and brand development organizations from 2016. We anticipate additional Restructuring and severance costs related to the strategic transformation program, but are currently unable to estimate the total amount expected to be incurred.
Asset Impairments
We recognized non-cash Asset impairment charges of $5 million related to a definite-lived tradename and a customer relationship intangible asset at INVNT for the nine months ended September 30, 2017. See Note 8, "Goodwill and Intangible Assets" to the accompanying Financial Statements for detail of our approach and assumptions used in determining fair value. For the nine months ended September 30, 2016, we recognized Asset impairments of $189 million related primarily to an impairment of a domestic tradename intangible.
Goodwill Impairment
For the nine months ended September 30, 2017, we recognized non-cash Goodwill impairment charges totaling $50 million ($34 million related to SI Play and $16 million related to INVNT) related to an interim Goodwill impairment test performed as of June 30, 2017. INVNT significantly underperformed expectations due to an unexpected deterioration of its customer base, resulting in significantly reduced revenues and operating cash flows. For SI Play, industry consolidation resulted in stronger competition than expected and slower revenue growth which resulted in a significant reduction in revenues and operating cash flows as compared to the high historical financial projections expected in the youth sports market. See Note 8, "Goodwill and Intangible Assets" to the accompanying Financial Statements for detail of our approach and assumptions used in determining fair value. There was no Goodwill impairment charge recorded during the nine months ended September 30, 2016.
(Gain) Loss on Operating Assets, Net
For the nine months ended September 30, 2017 and 2016, gains on operating assets, net was $8 million and $18 million, respectively. This decrease was related primarily to an $11 million pre-tax gain recognized related to the sale of TOH that was completed in the second quarter of 2016.
Operating Income (Loss)
Operating income (loss) was loss of $13 million for the nine months ended September 30, 2017 and loss of $120 million for the nine months ended September 30, 2016. We recognized Asset impairments of $189 million related primarily to a domestic tradename intangible during the nine months ended September 30, 2016.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other (Income) Expense, Net
Other (income) expense, net was an expense of $10 million and $9 million for the nine months ended September 30, 2017 and 2016, respectively, and the increase related primarily to an other-than-temporary impairment on a cost-method investment for the nine months ended September 30, 2017. See Note 3, "Investments."
Income Tax Provision (Benefit)
For the nine months ended September 30, 2017 and 2016, our Income tax benefit was $14 million and $73 million, respectively. Our effective income tax rate was 20% and 41% for the nine months ended September 30, 2017 and 2016, respectively. The change in the effective income tax rate for the nine months ended September 30, 2017 was primarily due to adjustments to our reserves for uncertain tax positions and the effect of foreign operations.
LIQUIDITY AND CAPITAL RESOURCES
Sources of cash include primarily cash flows from operations, amounts available under our Revolving Credit Facility and access to capital markets. We have historically generated annual positive net cash flows from operating activities. Our access to additional borrowings under the Revolving Credit Facility is subject to the satisfaction of customary borrowing conditions, including the absence of any event or circumstance having a material adverse effect on our business. In addition, the obligation of the financial institutions under our Revolving Credit Facility are several and not joint, and, as a result, a funding default by one or more institutions does not need to be made up by the others. As a public company, we may have access to other sources of capital such as the public bond markets. However, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including (i) our financial condition, prospects and credit rating, (ii) the liquidity of the overall capital markets and (iii) the state of the economy. There can be no assurance that we will continue to have access to the capital markets on favorable terms or at all. As of September 30, 2017, total Cash and cash equivalents were $332 million, including $28 million held by foreign subsidiaries.
The principal uses of cash that affect our liquidity position include the following: operational expenditures including employee costs, paper purchases and capital expenditures; acquisitions; dividends and stock repurchases; debt repurchases and debt service costs, including interest and principal payments on our 5.75% Senior Notes, 7.50% Senior Notes (as discussed below) and Senior Credit Facilities; investments; and income tax payments. During the nine months ended September 30, 2017, we made a voluntary prepayment on our Term Loan of $15 million. As of September 30, 2017, $60 million remains unused under the authorization for the repurchase of additional 5.75% Senior Notes. Of the $300 million of stock repurchases authorized, $123 million remained unused as of September 30, 2017. We have been financing, and expect to finance in the future, repurchases under our 2015 share repurchase authorization and fund debt repayments and/or repurchases from working capital and cash balances.
As disclosed in Part 1, Item 1A. "Risk Factors" in our 2016 Form 10-K and Note 11, "Benefit Plans" to our Financial Statements included in this Form 10-Q, we are party to a deed of guarantee with the trustees of a defined benefit pension plan for certain of our current and former U.K. employees (which is closed to new participants). Under the deed of guarantee, we would be obligated to fund the pension plan’s “buyout deficit” (i.e., the amount that would be needed to purchase annuities to discharge the benefits under the plan) under certain circumstances. Specifically, we would be required to deposit the buyout deficit into escrow or provide a surety bond or other suitable credit support if we were to experience a drop in our long-term unsecured senior debt credit ratings to Caa1 or below from Moody's and to CCC+ or below from Standard & Poor's or if our debt in excess of $50 million were not to be paid when due or were to come due prior to its stated maturity as a result of a default. As of September 30, 2017, our long-term unsecured senior debt credit rating was B2 from Moody's and B from Standard & Poor's and we have not defaulted on any payments of our debt. If we had been required to fund the buyout deficit on September 30, 2017, the amount would have been approximately £287 million. The amount of the buyout deficit changes daily and is determined by many factors, including changes in the fair value of plan assets and liabilities and interest rates.
We have evaluated and expect to continue to evaluate possible acquisitions and dispositions of certain businesses and assets. Such transactions may be material and may involve cash, issuance of securities or assumption of indebtedness. In accordance with the provisions of our debt agreements, we may under certain circumstances be required to use the

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

net cash proceeds of asset sales out of the ordinary course of business to prepay our debt unless we invest (or commit to invest) such proceeds in our business within 15 months of receipt. In addition, if we complete any sale of Time Inc. UK, a U.K. subsidiary of the Company, we anticipate that we may enter into new arrangements with the trustee of the U.K. pension plan and/or the U.K. Pensions Regulator, which could impose new obligations on us or increase our existing obligations. The Company cannot provide any assurance that it will complete any such divestiture on acceptable terms or at all.
On November 9, 2017, our Board of Directors declared a dividend of $0.04 per common share to stockholders of record as of the close of business on November 30, 2017, payable on December 15, 2017. On August 8, 2017, our Board of Directors declared a dividend of $0.04 per common share to stockholders of record as of the close of business on August 31, 2017, payable on September 15, 2017. A total of $4 million was paid on September 15, 2017 with respect to the dividend declared on August 8, 2017. On May 10, 2017, following a comprehensive review of Time Inc.’s capital allocation, capital structure and operating plan, our Board of Directors declared a reduced quarterly dividend of $0.04 per common share to stockholders of record as of the close of business on May 31, 2017. A total of $4 million was paid on June 15, 2017 with respect to the dividend declared on May 10, 2017. On February 16, 2017, our Board of Directors declared a quarterly dividend of $0.19 per common share to stockholders of record as of the close of business on February 28, 2017. A total of $19 million was paid on March 15, 2017 with respect to the dividend declared on February 16, 2017. The declaration and amount of any actual dividend are in the sole discretion of our Board of Directors and are subject to numerous factors that ordinarily affect dividend policy, including the results of our operations and our financial position, as well as general economic and business conditions.
We believe that a combination of cash-on-hand, cash generated from operating activities and funds available under our Revolving Credit Facility will provide sufficient liquidity to service the principal and interest payments on our indebtedness, along with our funding and investment requirements over the next twelve months and over the long-term.
As of September 30, 2017, the only utilization under the Revolving Credit Facility was letters of credit in the face amount of $3 million. Subject to the satisfaction of customary conditions, undrawn revolver commitments are available to be drawn for our general corporate purposes. We were in compliance with all of our debt covenants as of September 30, 2017.
Sources and Uses of Cash
Cash and cash equivalents increased by $36 million for the nine months ended September 30, 2017 as compared to the year ended December 31, 2016; and decreased by $407 million for the nine months ended September 30, 2016 as compared to the year ended December 31, 2015. The components of these changes are discussed below.

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Activities
Details of Cash provided by (used in) operations are as follows (in millions):

	Nine Months Ended September 30,
	2017	2016
Net income (loss)	$(59)	$(104)
Adjustments to reconcile Net income (loss) to Cash provided by (used in) operations
Depreciation and amortization	101	104
Amortization of deferred financing costs and discounts on indebtedness	3	4
Asset impairments	5	189
Goodwill impairment	50	—
(Gain) loss on sale of operating assets	(1)	(11)
(Gain) loss on repurchases of 5.75% Senior Notes	—	(4)
Amortization of deferred gain on sale-leaseback	(6)	(7)
Bargain purchase (gain)	—	(3)
(Income) loss on equity-method investments	3	12
Cost-method investment impairment	4	—
Equity-based compensation expense	18	21
Deferred income taxes	(26)	(77)
All other net, including working capital changes(a)	47	(18)
Cash provided by (used in) operations	$139	$106
___________________________

(a)
Includes domestic net income tax paid of $2 million and received of $56 million for the nine months ended September 30, 2017 and 2016, respectively, and foreign net income taxes paid of $2 million and nil for the nine months ended September 30, 2017 and 2016, respectively.

Cash provided by operations increased for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to the benefits of completing buyouts of the leases of our former corporate headquarters and another leased property for $95 million in the first quarter of 2016 and higher collection of Receivables during the nine months ended September 30, 2017. These benefits were partially offset by lower domestic net income tax refunds received during the nine months ended September 30, 2017.
Investing Activities
Details of Cash provided by (used in) investing activities are as follows (in millions):

	Nine Months Ended September 30,
	2017	2016
Acquisitions, net of cash acquired	$(22)	$(192)
(Investments in) dispositions of cost and equity-method investments	(3)	(19)
Proceeds from (payments for) dispositions	(4)	29
Purchases of short-term investments	—	(60)
Maturities of short-term investments	40	60
Capital expenditures	(56)	(78)
Issuances of notes receivable	(2)	(16)
Repayments of notes receivable	1	—
Cash provided by (used in) investing activities	$(46)	$(276)

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash used in investing activities decreased in the nine months ended September 30, 2017 primarily due to lower cash used for acquisitions, lower capital spending due to the completion of the construction of our corporate headquarters in 2016, lower investments in cost and equity-method investments and lower issuances of notes receivable.
Financing Activities
Details of Cash provided by (used in) financing activities are as follows (in millions):

	Nine Months Ended September 30,
	2017	2016
Purchase of common stock	$—	$(111)
Repurchase of 5.75% Senior Notes	—	(45)
Principal payments on Term Loan	(20)	(5)
Withholding taxes paid on equity-based compensation	(8)	(8)
Dividends paid	(27)	(58)
Contingent/deferred consideration payments	(3)	(2)
Cash provided by (used in) financing activities	$(58)	$(229)
Cash used in financing activities decreased as there were fewer repurchases made under our 2015 share and debt repurchase authorizations, lower dividends paid, partially offset by a voluntary prepayment on our Term Loan for the nine months ended September 30, 2017.
Principal Debt Obligations
As of September 30, 2017, we had outstanding approximately $575 million of the 5.75% Senior Notes and approximately $662 million of the Term Loan under our Senior Credit Facilities. The 5.75% Senior Notes mature in April 2022 and the Term Loan matures in April 2021. Our $500 million Revolving Credit Facility under the Senior Credit Facilities remained undrawn as of September 30, 2017, except for utilization for letters of credit in the face amount of $3 million.
The credit agreement governing the Senior Credit Facilities permitted us to incur incremental senior secured term loan borrowings under the Senior Credit Facilities, subject to the satisfaction of certain conditions, in an aggregate principal amount not to exceed the sum of $500 million. The credit agreement governing the Senior Credit Facilities also allowed us to incur additional incremental senior secured term loans in unlimited amounts (beyond the $500 million) so long as, on a pro forma basis at the time of incurrence, our consolidated secured net leverage ratio (as defined in the credit agreement governing the Senior Credit Facilities) does not exceed 2.50x to 1.00x. However, no lender is under any obligation to make any such incremental senior secured term loans to us.
We are required to make quarterly repayments of the Term Loan equal to 0.25% of the aggregate original principal amount. All then-outstanding principal and interest under the Term Loan prior to the Amendment was due and payable on April 24, 2021. All then-outstanding principal and interest under the Revolving Credit Facility prior to the Amendment was due and payable, and all commitments thereunder would be terminated, on June 6, 2019.
On or after April 15, 2017, 2018, 2019 and 2020, we may redeem the 5.75% Senior Notes at a premium of 4.313%, 2.875%, 1.438% and 0%, respectively. In the event of a change of control (as defined in the indenture governing the 5.75% Senior Notes), the holders of the 5.75% Senior Notes may require us to purchase for cash all or a portion of their 5.75% Senior Notes at a purchase price equal to 101% of the principal amount of such 5.75% Senior Notes, plus accrued and unpaid interest. The 5.75% Senior Notes mature in April 2022.
The indenture governing the 5.75% Senior Notes and the credit agreement governing the Senior Credit Facilities limit, among other things, our ability and the ability of our subsidiaries to incur or guarantee additional indebtedness or sell preferred or mandatorily redeemable stock; to pay dividends on, make distributions in respect of, repurchase or redeem capital stock; to make investments or acquisitions; to sell, transfer or otherwise dispose of certain assets; to

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

allow liens to exist on our assets; to enter into sale/leaseback transactions; to consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets; or to enter into certain transactions with affiliates. These limitations restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations. With respect to the Revolving Credit Facility only, we are required to maintain a consolidated secured net leverage ratio (as defined in the credit agreement governing the Senior Credit Facilities) not to exceed 2.75x to 1.00x, as tested at the end of each fiscal quarter. We were in compliance with all provisions of our debt agreements as of September 30, 2017.
7.50% Senior Notes due 2025
On October 11, 2017, we completed the private offering of $300 million aggregate principal amount of 7.50% senior unsecured notes due in 2025.
The 7.50% Senior Notes will bear interest at a rate of 7.50% per year payable on April 15 and October 15 of each year, commencing April 15, 2018. The 7.50% Senior Notes will mature on October 15, 2025. The 7.50% Senior Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s existing and future unsecured senior indebtedness. The Company’s obligations under the 7.50% Senior Notes are guaranteed on a senior unsecured basis by the same guarantors that guarantee the Senior Credit Facilities and the 5.75% Senior Notes.
The Company used the net proceeds from the offering of 7.50% Senior Notes, together with cash on hand, to (i) repay $200 million of the outstanding borrowings under the Term Loan, (ii) repurchase $100 million aggregate principal amount of the 5.75% Senior Notes in privately negotiated repurchases, and (iii) pay fees and expenses of the transactions executed on October 11, 2017.
Amended and Restated Credit Agreement
On October 11, 2017, the Company entered into the Amendment to its credit agreement that governs the Senior Credit Facilities, dated as of April 24, 2014 (as so amended by the Amendment, the “Amended and Restated Credit Agreement”). Among other things, the Amendment (i) extended the maturity of the Revolving Credit Facility from June 2019 to October 2022 and the Term Loan from April 2021 to October 2024, or, in each case, if more than $100 million of the Company’s 5.75% Senior Notes due 2022 are outstanding on January 14, 2022 (the “Springing Maturity Date”), to the Springing Maturity Date, (ii) reduced the revolving credit commitments under the Revolving Credit Facility from $500 million to $300 million (of which $185 million will be available for the issuance of letters of credit) and (iii) amended certain other provisions thereof. The Amended and Restated Credit Agreement permits us to incur incremental senior secured term loan borrowings under the Senior Credit Facilities, subject to the satisfaction of certain conditions, in an aggregate principal amount up to the sum of (x) $350 million plus (y) additional amounts so long as, on a pro forma basis at the time of incurrence, our consolidated secured net leverage ratio (as defined in the Amended and Restated Credit Agreement) does not exceed 2.50 to 1.00. The Amended and Restated Credit Agreement requires the Company to maintain a maximum consolidated secured net leverage ratio of 2.75 to 1.00 initially, which will be reduced to 2.50 to 1.00 for fiscal quarters ending on and after June 30, 2019.
The interest rates applicable to the Term Loan under the Amended and Restated Credit Agreement are, at the Company’s option, equal to either a Eurocurrency rate or a base rate, plus an applicable margin equal to 3.50% for Eurocurrency rate loans and 2.50% for base rate loans, subject to a 1.00% interest rate floor for Eurocurrency rate loans. Loans under the Revolving Credit Facility remain subject to an interest rate ranging from 2.25% to 2.00% for Eurocurrency rate loans or from 1.25% to 1.00% for base rate loans, depending on the Company’s consolidated secured net leverage ratio (as defined in the Amended and Restated Credit Agreement), and a fee of 0.375% on the unused portion of commitments under the Revolving Credit Facility. As a result of the issuance of the 7.50% Senior Notes, the repayment of $200 million of outstanding borrowings under the Term Loan, the repurchase of $100 million aggregate principal amount of the 5.75% Senior Notes, and the terms of the Amended and Restated Credit Agreement, we expect our annual cash payments made for interest to be approximately $73 million in 2018.
The Company completed this offering of the 7.50% Senior Notes and entered into the Amendment in order to (i) extend our debt maturity profile while remaining debt neutral, (ii) balance our capital structure by issuing fixed rate

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

7.50% Senior Notes to mitigate future variable interest rate volatility on our Term Loan, (iii) take advantage of favorable market conditions and (iv) reduce the size of the Revolving Credit Facility.
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
Our forward-looking statements are based on our current expectations regarding our business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Important factors that could cause our actual results to differ materially from those in our forward-looking statements include government regulations, economic, strategic, political and social conditions and the following factors:

•	changes in and the execution of our plans, initiatives and strategies, including our strategic transformation program;

•	recent and future changes in technology, including methods for the delivery of our content;

•	changes in consumer behavior, including changes in spending behavior and changes in when, where and how content is consumed;

TIME INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	our ability to develop or acquire technologies that enable us to serve changing consumer behaviors and support our evolving business needs;

•	competitive pressures;

•	our ability to deal effectively with economic slowdowns or other economic or market difficulties;

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
Foreign Currency Exchange Rate Risk
We conduct operations in three principal currencies: the U.S. dollar; the British pound sterling; and the Euro. These currencies serve primarily as the functional currency for our U.S., U.K. and European operations, respectively. Cash is managed centrally within each of these regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, funding in the appropriate local currencies is made available from intercompany capital and/or overdraft facilities. We generally do not hedge our investments in the net assets of our U.K. and European operations.
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
Interest Rate Risk
Based on the level of interest rates prevailing at September 30, 2017, the fair value of our fixed rate 5.75% Senior Notes of $586 million was greater than their carrying value of $569 million by $17 million. The fair value of these financial instruments is estimated based on reference to quoted market prices for comparable securities and consideration of our risk profile. A hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2017 would increase the estimated fair value of our fixed rate debt by approximately $23 million to approximately $609 million. A hypothetical 100 basis point increase in interest rates prevailing at September 30, 2017 would decrease the estimated fair value of our fixed rate debt by approximately $24 million to approximately $562 million.
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
Our receivables did not represent significant concentrations of credit risk as of September 30, 2017 or December 31, 2016 due to the wide variety of customers, markets and geographic areas to which our products and services are sold.
We monitor our positions and the credit quality of the financial institutions which are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2017 and December 31, 2016, we did not anticipate nonperformance by any of the counterparties.
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
(b) Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the third quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 13, "Commitments and Contingencies," in the accompanying Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in our 2016 Form 10-K as filed with the SEC on February 27, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL: Instance Document**

101.SCH	XBRL: Taxonomy Extension Schema Document**

101.CAL	XBRL: Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL: Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL: Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL: Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.
**Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIME INC. (Registrant)

By:	/s/ Susana D'Emic
Susana D'Emic
Executive Vice President and Chief Financial Officer
Date: November 9, 2017